Form 10QSB
period 2005-12-31
Touchstone Mining LTD
filed 2006-02-14
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-130696

TOUCHSTONE MINING LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0468420
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

808 Nelson Street
Suite 2103 Vancouver, British Columbia
Canada V6Z 2H2
(Address of principal executive offices)

(604) 684-7619
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ x ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at January 31, 2006 there were 600,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2005

Expressed in US Funds

Unaudited

Touchstone Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

	As at	As at
	December 31,	September 30,
	2005	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$3,817	$11,986
Prepaid expenses (Note 5)	-	15,000
	$3,817	$26,986

LIABILITIES

Current
Accrued liabilities	$12,500	$3,500
Due to related party (Note 4)	15,383	15,383
	27,883	18,883

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value

Issued and outstanding shares:
600,000 common shares	6	6
Capital in excess of par value	11,994	11,994
Deficit accumulated during the exploration stage - Statement 3	(36,066)	(3,897)
Equity – Statement 3	(24,066)	8,103
	$3,817	$26,986

- See Accompanying Notes -

Touchstone Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative
	from Inception
	(September	Three-Months
	12, 2005) to	Ended
	December 31,	December 31,
	2005	2005
Expenses
Professional fees	$32,361	$28,571
Office and administrative	205	98

Loss Before Other Items	(32,566)	(28,669)

Other Items
Mineral property costs	(3,500)	(3,500)
Loss for the Period	$(36,066)	$(32,169)

Basic and Diluted Loss per Common Share	$(0.05)

Weighted Average Number of Shares Outstanding	600,000

- See Accompanying Notes -

Touchstone Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity
Expressed in US Funds
Unaudited

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total

Inception – September 12, 2005	-	$-	$-	$-	$-
Common shares issued for cash at
$0.02 per share	600,000	6	11,994	-	12,000
Loss for the period	-	-	-	(3,897)	(3,897)
Balance – September 30, 2005
(audited)	600,000	$6	$11,994	$(3,897)	$8,103

Loss for the period	-	-	-	(32,169)	(32,169)
Balance – December 31, 2005
(unaudited)	600,000	$6	$11,994	$(36,066)	$(24,066)

- See Accompanying Notes -

Touchstone Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative
	from Inception
	(September	Three-Months
	12, 2005) to	Ended
	December 31,	December 31,
Cash Resources Provided By (Used In)	2005	2005
Operating Activities
Loss for the period	$(36,066)	$(32,169)

Changes in operating assets and liabilities:
Prepaid expense	-	15,000
Accrued liabilities	12,500	9,000
	(23,566)	(8,169)

Financing Activities
Advances from related party	15,383	-
Issuance of capital stock	12,000	-
	27,383	-

Net Increase (Decrease) in Cash and Cash Equivalents	3,817	(8,169)
Cash and cash equivalents position – Beginning of period	-	11,986
Cash and Cash Equivalents Position – End of Period	$3,817	$3,817

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

- See Accompanying Notes -

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

The Company is a Nevada corporation incorporated on September 12, 2005. It is based in Vancouver, British Columbia, Canada.

The Company is an exploration stage company that intends to engage principally in the acquisition, exploration and development of resource properties. The Company signed an option agreement to acquire a property (note 6). Prior to this, the Company’s activities have been limited to its formation and the raising of equity capital.

Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2005, the Company has a loss from operations of $32,169 and an accumulated deficit of $36,066. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties and the discovery, development and sale of ore reserves.

In response to these problems management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

	b)	Fiscal Periods

The Company’s fiscal year end is September 30. The company was incorporated on September 12, 2005; therefore, there are no comparative figures for the same period ended December 31, 2004.

	c)	Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

	d)	Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months from inception, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value.

	e)	Mineral Property Costs

The Company has been in the exploration stage since its formation in September 12, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

	f)	Environmental Expenditures

The operations of the company have been, and may in the future, be affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

	g)	Fair Value of Financial Instruments and Derivative Financial Instruments

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) Number 119, “Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments.” The carrying amounts of cash and cash equivalents and amount due to related party approximate their fair values because of the short maturity of these items. Certain fair value estimates may be subject to and involve, uncertainties and matters of significant judgment, and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates. The Company does not hold or issue financial instruments for trading purposes, nor does it utilize derivative instruments in the management of its foreign exchange, commodity price or interest rate market risks.

	h)	Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	i)	Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS Number 109, “Accounting for Income Taxes”, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

	j)	Earnings (Loss) per Share

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

	k)	Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

	l)	Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and

		ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

	m)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

	n)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

	o)	Stock-Based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

As at December 31, 2005, the Company had no stock-based compensation plans nor had it granted options to employees. No stock-based employee compensation cost is reflected in net loss, as no options had been granted.

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended December 31, 2005, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended December 31, 2005.

3.	Capital Stock

	a)	Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the Company is sought.

	b)	Share Issuance

Since inception, the Company has issued 600,000 common shares at $0.02 per share for total proceeds of $12,000 being $6 for par value shares and $11,994 for capital in excess of par to directors and officers of the Company.

4.	Due to Related Party

As of December 31, 2005, the Company was obligated to a director, who is also an officer, and a shareholder, for a non-interest bearing demand loan with a balance of $15,383.

5.	Commitments

The Company signed an agreement to pay $25,000 in legal fees once the SB-2 Registration Statement has been declared effective. The Company advanced its legal counsel $15,000 which was accordingly classified as prepaid expenses. Subsequent to period end, the SB-2 registration statement was declared effective. As the SB-2 work was substantially complete, the entire $25,000 has been classified as a professional fee expense. The remaining $10,000 owing was classified as an accrued liability.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

6.	Mineral Property Costs

By agreement dated November 23, 2005 with Mineral Exploration Services Ltd. (“MES”), the Company acquired an option to earn a 100% interest in certain properties consisting of 10 unpatented mineral claims, known as the Boulder Claims, (“the Property”) located in Humbolt County, Nevada, USA.

Upon execution of the agreement, MES transferred 100% interest in the mineral claims to the Company for $50,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$3,500
On or before November 23, 2006	3,500
On or before November 23, 2007	8,000
On or before November 23, 2008	10,000
On or before November 23, 2009	10,000
On or before November 23, 2010	15,000
$50,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to MES.

In addition, the Company must incur exploration expenditures of $50,000 on the Property over five years. A professional geologist has recommended a work program of $18,619 that must be completed in 2006. The program consists of trenching, sampling and geological mapping to determine the source of certain high-grade gold specimens found on the Property.

As of December 31, 2005, the Company spent $3,500 on property option payments and no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of December 31, 2005, the Company met these obligations.

The Property is subject to a 3% Net Smelter Return (“NSR”) to MES. The NSR can be reduced to 1.5% upon payment to MES of $1,000,000 at any time.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2005
Expressed in US Funds
Unaudited

7.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

•	Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity;
•	Number 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4

8.	Subsequent Event Subsequent to the period end, the Company’s SB-2 registration was approved.

ITEM 2. PLAN OF OPERATION

     This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this prospectus. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of $50,000 from the offering in progress, we believe it, together with the loans and purchase of shares by the directors ($15,383 in loans and $12,000 in share purchases) will last a minimum of twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of this prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     The property consists of 10 unpatented mineral claims called the Boulder group in Humboldt County, Nevada.

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this prospectus and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we do not find mineralized material or we cannot remove mineralized material, either because we do not have the funds to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, and/or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property at the direction of Mineral Exploration Services and a property examination and report by Professional Geologist William Utterback.

     Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We cannot predict what that will be until we find mineralized material.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of the properties.

     We intend to implement an exploration program, which consists of establishing a grid and taking samples at regular intervals. Trenching with a backhoe or similar equipment will be utilized to uncover prospective areas. The samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done if sufficient funds are available to try and locate anomalies, which may be caused by mineralization, which is not evident on surface. Based upon the results of the exploration Mr. Scheving will determine, in consultation with our consultants, if the property is to be dropped or further exploration work done. Mr. Scheving will not receive fees for his services. The proceeds from this offering are designed only to fund the costs of an exploration program recommended by professional geologist, William Utterback. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to take our samples to analytical chemists geochemists, and registered assayers in Reno, Nevada. We have not selected any of the foregoing as of the date of this prospectus. We will only make the selections in the event we raise the minimum amount of this offering.

     We estimate the cost of the proposed work program to be $18,619.

     We estimate it will take up to 15 days to complete the program. We will begin the program ninety days after the completion of the offering, weather permitting. If sufficient funds are raised, we will do a preliminary geophysical program.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultants. We have no plans to interest other companies in the property if we do not find mineralized material.

     If we are unable to complete any phase of exploration because we do not have enough money, we will cease operations until we raise more money.

     We do not intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide the capital required to implement our research and exploration phases. We believe that the funds raised from this offering will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from an SB2 offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and Mr. Scheving has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Scheving has advanced $15,383 to date. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in this offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one property containing ten claims. The property is staked and we expect to start exploration operations within ninety days of completing this offering, weather permitting. As of the date of this prospectus we have yet to being operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 600,000 shares of our common stock and received $12,000.

     We have received $15,383 in loans from Mr. Scheving, one of our directors.

     As of the date of this prospectus, we have yet to begin operations and therefore have not generated any revenues.

     We issued 600,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in September 2005. The purchase price of the shares was $12,000. This was accounted for as an acquisition of shares. Mr. Scheving covered our initial expenses of $15,000 for incorporation and legal fees and $383 for various office expenses and working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Scheving is oral and there is no written document evidencing the agreement.

     As of December 31, 2005, our total assets were $3,817 and our total liabilities were $27,883.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Douglas W. Scheving, our Chief Executive Officer and Jack BesMargian, our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

Changes in Internal Controls

     There were no significant changes in our internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date the Company carried out this evaluation.

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 24, 2006, our public offering was declared effective by the SEC (SEC file no. 333-130696). We are attempting to raise a minimum of $50,000 and a maximum of $80,000 by selling shares of our common stock at $0.02 per share. There is no underwriter involved in our public offering. As of the date of this report we have not sold any shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	The following Exhibits are attached hereto:

	Exhibit No.	Document Description

	31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

	31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.

	32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K The Company has not filed any reports on Form 8-K during the three-month period ended December 31, 2005.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of February, 2006.

TOUCHSTONE MINING LIMITED (Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, and member of the Board of Directors

BY:	/s/ Jack N. BesMargian Jack N. BesMargian Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors