Form 10QSB
period 2005-03-31
Touchstone Mining LTD
filed 2006-05-12
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____

COMMISSION FILE NUMBER 333-130696

TOUCHSTONE MINING LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0468420
(State of other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

808 Nelson Street
Suite 2103 Vancouver, British Columbia
Canada V6Z 2H2
(Address of principal executive offices)

(604) 684-7619
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at April 30, 2006 there were 1,675,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2006

Expressed in US Funds

Unaudited

Touchstone Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

	As at	As at
	March 31,	September 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$701	$11,986
Prepaid expenses (Note 5)	-	15,000
	701	29,986
Funds Held in Trust (Note 8)	15,000	-
Total Assets	$15,701	$26,986

LIABILITIES
Current
Accrued liabilities	$2,500	$3,500
Due to related party (Note 4)	26,263	15,383
	28,763	18,883

Shares Subscription Received in Advance (Note 8)	15,000	-
Total Liabilities	43,763	18,883
Going Concern (Note 1)

STOCKHOLDERS’ EQUITY (DEFICIENCY )
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
600,000 common shares – Statement 3	6	6
Capital in excess of par value – Statement 3	11,994	11,994
Deficit accumulated during the exploration stage - Statement 3	(40,062)	(3,897)
Retained Earnings (Deficit) – Statement 3	(28,062)	8,103
	$15,701	$26,986

- See Accompanying Notes -

Touchstone Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(September 12,	Six-Months	Three-Months
	2005) to	Ended	Ended
	March 31, 2006	March 31, 2006	March 31, 2006
Expenses
Professional fees	$36,207	$32,417	$3,847
Office and administrative	355	248	149
Loss Before Other Items	(36,562)	(32,665)	(3,996)

Other Items
Mineral property costs	(3,500)	(3,500)	-
Loss for the Period	$(40,062)	$(36,165)	$(3,996)

Basic and Diluted Loss per Common Share		$(0.06)	$(0.01)

Weighted Average Number of Shares Outstanding		600,000	600,000

- See Accompanying Notes -

Touchstone Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity (Deficiency )
Expressed in US Funds
Unaudited

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total

Inception – September 12, 2005	-	$-	$-	$-	$-
Common shares issued for cash at
$0.02 per share	600,000	6	11,994	-	12,000
Loss for the period	-	-	-	(3,897)	(3,897)
Balance – September 30, 2005
(audited)	600,000	$6	$11,994	$(3,897)	$8,103

Loss for the period	-	-	-	(32,169)	(32,169)
Balance – December 31, 2005
(unaudited)	600,000	$6	$11,994	$(36,066)	$(24,066)

Loss for the period	-	-	-	(3,996)	(3,996)
Balance – March 31, 2006
(unaudited)	600,000	$6	$11,994	$(40,062)	$(28,062)

- See Accompanying Notes -

Touchstone Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative		Three-
	from Inception	Six-Months	Months
	(September 12,	Ended	Ended
	2005) to March	March 31,	March 31,
Cash Resources Provided By (Used In)	31, 2006	2006	2006
Operating Activities
Loss for the period	$(40,062)	$(36,165)	$(3,996)

Changes in operating assets and liabilities:
Prepaid expense	-	15,000	-
Accrued liabilities	2,500	(1,000)	(10,000)
	(37,562)	(22,165)	(13,996)

Financing Activities
Advances from related party	26,263	10,880	10,880
Shares subscription received in advance	15,000	15,000	15,000
Issuance of capital stock	12,000	-	-
	53,263	25,880	25,880

Net Increase in Cash and Cash Equivalents	15,701	3,715	11,884
Cash and cash equivalent position – Beginning of period	-	11,986	3,817
Cash and Cash Equivalents Position – End of Period	$15,701	$15,701	$15,701

Cash and Cash Equivalents Consists of:
Cash and cash equivalents	$701	$701	$701
Funds held in trust	15,000	15,000	15,000
	$15,701	$15,701	$15,701

Supplemental Cash Flow Disclosure:
Cash paid for interest		$-	$-
Cash paid for income taxes		$-	$-

- See Accompanying Notes -

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has a loss from operations of $36,165, a working capital deficit of $28,062, and an accumulated deficit of $40,062. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties and the discovery, development and sale of ore reserves.

In response to these problems management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

	a)	Basis of Presentation

The accounting and reporting policies of the Company conform to United States generally accepted accounting principles applicable to exploration stage enterprises.

	b)	Fiscal Periods

The Company’s fiscal year end is September 30. The Company was incorporated on September 12, 2005; therefore, there are no comparative figures for the same period ended March 31, 2005.

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
March 31, 2006
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
March 31, 2006
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

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying unaudited interim financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

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
March 31, 2006
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

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended March 31, 2006.

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

As of March 31, 2006, the Company was obligated to a director, who is also an officer, and a shareholder, for a non-interest bearing demand loan with a balance of $26,263.

5.	Commitments

The Company signed an agreement to pay $25,000 in legal fees once the SB-2 Registration Statement has been declared effective. The Company advanced its legal counsel $15,000 which was accordingly classified as prepaid expenses. During the six month period ended March 31, 2006, the SB-2 registration statement was declared effective. The entire $25,000 has been classified as a professional fee expense. The remaining $10,000 owing was paid during the period.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
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

As of March 31, 2006, the Company spent $3,500 on property option payments and no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of March 31, 2006, the Company met these obligations.

The Property is subject to a 3% Net Smelter Return (“NSR”) to MES. The NSR can be reduced to 1.5% upon payment to MES of $1,000,000 at any time.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2006
Expressed in US Funds
Unaudited

7.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

  Number 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.
  Number 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4
  FAS 153, Exchanges of Nonmonetary Assets.
  FAS 154, Accounting Changes and Error Corrections.
  FAS 155, Accounting for Certain Hybrid Financial Instruments.
  FAS 156, Accounting for Servicing of Financial Assets.

8.	Subsequent Event

  Subsequent to the period end, the Company has received subscriptions for 1,075,000 shares from independent investors at $0.02 per share for total amount of $21,500. Of these, $15,000 was received and held in trust prior to March 31, 2006. Since these funds are to be returned to subscribers if the minimum of 2,500,000 shares are not sold (for proceed of $50,000), the $15,000 is therefore classified as a liability (shares subscription received in advance) in the Company’s records.

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

       Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the minimum amount of $50,000 from the offering in progress, we believe it, together with the loans and purchase of shares by the directors ($26,263 in loans and $12,000 in share purchases) will last a minimum of twelve months.

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

       We do not intend to hire additional employees at this time. All of the work on the property will be conductedt by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

  Liquidity and Capital Resources

       To meet our need for cash we are raising money from an SB2 offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

       We have discussed this matter with our officers and directors and Mr. Scheving has agreed to advance funds as needed until the public offering is completed or failed and has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Scheving has advanced $26,263 to date. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in this offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

       We acquired one property containing ten claims. The property is staked and we expect to start exploration operations within ninety days of completing this offering, weather permitting. As of the date of this prospectus we have yet to being operations and therefore we have yet to generate any revenues.

       Since inception, we have issued 600,000 shares of our common stock and received $12,000. As of April 30, 2006, under our offering, we have allotted for issuance 1,075,000 shares of our common stock for cash proceeds of $21,500. Of these, $15,000 was received and held in trust prior to March 31, 2006. Since these funds are to be returned to subscribers if the minimums of 2,500,000 shares are not sold (for proceed of $50,000), the $15,000 is therefore classified as a liability (shares subscription received in advance) in the Company’s records.

       We have received $26,263 in loans from Mr. Scheving, one of our directors.

       As of the date of this prospectus, we have yet to begin operations and therefore have not generated any revenues.

       We issued 600,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in September 2005. The purchase price of the shares was $12,000. This was accounted for as an acquisition of shares. Mr. Scheving covered our initial expenses of $25,360 for incorporation and legal fees and $903 for various office expenses and working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Scheving is oral and there is no written document evidencing the agreement.

       As of March 31, 2006, our total assets were $15,701 and our total liabilities were $28,763.

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

  PART II - OTHER INFORMATION

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

       On January 24, 2006, our public offering was declared effective by the SEC (SEC file no. 333-130696). We are attempting to raise a minimum of $50,000 and a maximum of $80,000 by selling shares of our common stock at $0.02 per share. There is no underwriter involved in our public offering. As of April 30, 2006, we have allotted for issuance 1,075,000 shares for cash proceeds of $21,500. Of these, $15,000 was received and held in trust prior to March 31, 2006. Since these funds are to be returned to subscribers if the minimums of 2,500,000 shares are not sold (for proceed of $50,000), the $15,000 is therefore classified as a liability (shares subscription received in advance) in the Company’s records.

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

The Company has not filed any reports on Form 8-K during the six-month period ended December 31, 2006.

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