Form 10QSB
period 2006-06-30
Touchstone Mining LTD
filed 2006-08-14
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at July 31, 2006 there were 3,100,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2006

Expressed in US Funds

Unaudited

Touchstone Mining Limited	Statement 1
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

	As at	As at
	June 30,	September 30,
	2006	2005
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$43,936	$11,986
Prepaid expenses (Note 5)	-	15,000
	$43,936	$26,986

LIABILITIES

Current
Accrued liabilities	$2,000	$3,500
Due to related party (Note 4)	29,033	15,383
	31,033	18,883

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value

Issued, allotted and outstanding shares:
600,000 common shares – Statement 3	6	6
2,500,000 common shares allotted – Statement 3	25	-
Capital in excess of par value – Statement 3	61,969	11,994
Deficit accumulated during the exploration stage - Statement 3	(49,097)	(3,897)
Equity – Statement 3	12,903	8,103
	$43,936	$26,986

- See Accompanying Notes -

Touchstone Mining Limited	Statement 2
(An Exploration Stage Company)
Interim Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative from
	Inception
	(September 12,	Nine-Months	Three-Months
	2005) to	Ended	Ended
	June 30, 2006	June 30, 2006	June 30, 2006
Expenses
Professional fees	$45,400	$41,609	$9,193
Office and administrative	197	91	(158)

Loss Before Other Items	(45,597)	(41,700)	(9,035)

Other Items
Mineral property costs	(3,500)	(3,500)	-
Loss for the Period	$(49,097)	$(45,200)	$(9,035)

Basic and Diluted Loss per Common Share	(0.07)	$(0.07)	$(0.01)

Weighted Average Number of Shares Outstanding	673,260	673,260	817,780

- See Accompanying Notes -

Touchstone Mining Limited	Statement 3
(An Exploration Stage Company)
Interim Statements of Stockholders’ Equity
Expressed in US Funds
Unaudited

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total

Inception – September 12, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.02 per share	600,000	6	11,994	-	12,000
Loss for the period	-	-	-	(3,897)	(3,897)
Balance – September 30, 2005
(audited)	600,000	6	11,994	(3,897)	8,103

Loss for the period	-	-	-	(32,169)	(32,169)
Balance – December 31, 2005
(unaudited)	600,000	6	11,994	(36,066)	(24,066)

Loss for the period	-	-	-	(3,996)	(3,996)
Balance – March 31, 2006
(unaudited)	600,000	6	11,994	(40,062)	(28,062)
Common shares allotted for cash
at $0.02 per share	2,500,000	25	49,975	-	50,000

Loss for the period	-	-	-	(9,035)	(9,035)
Balance – June 30, 2006
(unaudited)	3,100,000	$31	$61,969	$(49,097)	$12,903

- See Accompanying Notes -

Touchstone Mining Limited	Statement 4
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

	Cumulative		Three-
	from Inception	Nine-Months	Months
	(September 12,	Ended	Ended
	2005) to June	June 30,	June 30,
Cash Resources Provided By (Used In)	30, 2006	2006	2006
Operating Activities
Loss for the period	$(49,097)	$(45,200)	$(9,035)

Changes in operating assets and liabilities:
Prepaid expense	-	15,000	-
Accrued liabilities	2,000	(1,500)	(500)
	(47,097)	(31,700)	(9,535)

Financing Activities
Advances from related party	29,033	13,650	2,770
Shares subscription received in advance	-	-	(15,000)
Issuance of capital stock	12,000	-	-
Common shares allotted	50,000	50,000	50,000
	91,033	63,650	37,770

Net Increase in Cash and Cash Equivalents	43,936	31,950	28,235
Cash and cash equivalent position – Beginning of period	-	11,986	15,701
Cash and Cash Equivalents Position – End of Period	$43,936	$43,936	$43,936

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
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

Going Concern and Liquidity Considerations

The accompanying unaudited interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a loss from operations of $45,200 and an accumulated deficit of $49,097. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2006.

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

The Company’s fiscal year end is September 30. The Company was incorporated on September 12, 2005; therefore, there are no comparative figures for the same period ended June 30, 2006.

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
June 30, 2006
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
June 30, 2006
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

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying unaudited interim financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period. Allotted shares are not included in the EPS calculation.

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

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

		i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
		ii)	Equity at historical rates.
		iii)	Revenue and expense items at the average rate of exchange prevailing during the period.

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
June 30, 2006
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
June 30, 2006
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the period ended June 30, 2006.

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

The Company has allotted for issuance an additional 2,500,000 common share at $0.02 per share for total proceeds of $50,000 being $25 for par value shares and $49,975 for capital in excess of par to 44 independent investors.

4.	Due to Related Party

As of June 30, 2006, the Company was obligated to a director, who is also an officer, and a shareholder, for a non-interest bearing demand loan with a balance of $29,033.

5.	Commitments

The Company signed an agreement to pay $25,000 in legal fees once the SB-2 Registration Statement has been declared effective. The Company advanced its legal counsel $15,000 which was accordingly classified as prepaid expenses. During the nine month period ended June 30, 2006, the SB-2 registration statement was declared effective. The entire $25,000 has been classified as a professional fee expense. The remaining $10,000 owing was paid during the period.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
Expressed in US Funds
Unaudited

6.	Mineral Property Costs

By agreement dated November 23, 2005 with Mineral Exploration Services Ltd. (“MES”), the Company acquired an option to earn a 100% interest in certain properties consisting of 10 unpatented mineral claims, known as the Boulder Claims, (the “Property”) located in Humbolt County, Nevada, USA.

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

As of June 30, 2006, the Company spent $3,500 on property option payments and no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of June 30, 2006, the Company met these obligations.

The Property is subject to a 3% Net Smelter Return (“NSR”) to MES. The NSR can be reduced to 1.5% upon payment to MES of $1,000,000 at any time.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
June 30, 2006
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

     Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. The $50,000 raised from the initial offering together with the loans and purchase of shares by the directors ($29,033 in loans and $12,000 in share purchases) will last a minimum of twelve months.

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

     Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. The Company has selected William Utterback of Gold Property Services, Winnemucca, Nevada to contract the exploration work on the mineral claims. Mr. Utterback did the initial report on the property and will complete the initial recommendations contained in that report. Mr. Utterback is a professional Geologist and lives within 50 miles of the Company Mineral Claims.

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

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals, which are found, can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. We intend to start exploration operations in September 2006 weather permitting. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property at the direction of Mineral Exploration Services and a property examination and report by Professional Geologist William Utterback.

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

     We intend to implement an exploration program, which consists of establishing a grid and taking samples at regular intervals. Trenching with a backhoe or similar equipment will be utilized to uncover prospective areas. The samples will be analyzed to determine if elevated amounts of minerals are present. The results will be plotted on a map to determine where the elevated areas of mineralization occur. Rock samples and geological mapping and prospecting will be done by competent professionals. Preliminary geophysical surveying will also be done if sufficient funds are available to try and locate anomalies, which may be caused by mineralization, which is not evident on surface. Based upon the results of the exploration Mr. Scheving will determine, in consultation with our consultants, if the property is to be dropped or further exploration work done. Mr. Scheving will not receive fees for his services. The proceeds from this offering are designed only to fund the costs of an exploration program recommended by professional geologist, William Utterback. Additional funding will be required to take the property to a more advanced stage of exploration. We intend to take our samples to Chemex Laboratories, analytical chemists geochemists, and registered assayers. Chemex has an office in Winnemucca near our mineral claims.

     We estimate the cost of the proposed work program to be $18,619.

     We estimate it will take up to 15 days to complete the program. We are scheduled to begin the program in September 2006 weather conditions permitting.

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

     We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

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

     To become profitable and competitive, we conduct research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide the capital required to implement our research and exploration phases. We believe that the funds raised from the SB-2 offering, sales of shares to directors, and loans from directors and others, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we have rasied money from an SB2 offering. We cannot guarantee that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from this offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     We have discussed this matter with our officers and directors and Mr. Scheving has agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. Mr. Scheving has advanced $29,033 to date. At the present time, we have not made any arrangements to raise additional cash, other than through the initial offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in this offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

     We acquired one property containing ten claims. The property is staked and we expect to start exploration operations in September 2006, weather permitting. As of the date of this report we have yet to being operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 600,000 shares of our common stock to Directors and received $12,000. On June 22, 2006 the initial offering of 2,500,000 was completed and the $50,000 USD was removed from the conditions of the Trust account. A total of 3,100,000 shares have been allocated for a total cash consideration of $62,000. Island Stock Transfer agency has been retained to act as the Company Transfer Agent.

     We have received $29,033 in loans from Mr. Scheving, one of our directors.

     As of the date of this report, we have yet to begin operations and therefore have not generated any revenues.

     We issued 600,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933 in September 2005. The purchase price of the shares was $12,000. This was accounted for as an acquisition of shares. Mr. Scheving covered our initial expenses of $25,360 for incorporation and legal fees and $3,673 for various office expenses and working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Scheving is oral and there is no written document evidencing the agreement.

     As of June 30, 2006, our total assets were $43,936 and our total liabilities were $31,033

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 24, 2006, our public offering was declared effective by the SEC (SEC file no. 333-130696). On June 22, 2006 the sale of the minimum offering of 2,500,000 common shares at $0.02 per share was completed and the offering was closed. There is no underwriter involved in our public offering. As of July 31, 2006, we have allotted for issuance 3,100,000 shares for cash proceeds of $62,000. The Company retained Island Stock Transfer of St. Petersburg Florida to act as the Company transfer agent. No shares have been issued as of August 08, 2006.

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

The Company has not filed any reports on Form 8-K during the nine-month period ending June 30, 2006.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August, 2006.

TOUCHSTONE MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, and
member of the Board of Directors

BY:	/s/ Jack N. BesMargian

Jack N. BesMargian Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors