Form 10KSB
period 2006-09-30
Touchstone Mining LTD
filed 2006-12-22
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: September 30, 2006

TOUCHSTONE MINING LIMITED
(Exact name of registrant as specified in its charter)

Nevada	333-130696	98-0468420
(State of other jurisdiction of	(Commission File Number)	(IRS Employer Identification No.)
incorporation or organization)

808 Nelson Street
Suite 2103
Vancouver, British Columbia
Canada V6Z 2H2
(Address of principal executive offices)

Registrant’s telephone number: (604) 684-7619

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended
September 30, 2006.

[   ] Transition report under Section 13 or 15(d) of the securities exchange act of 1934

Securities registered under Section 12(b) of the Exchange Act:
Common stock

Securities registered under Section 12(g) of the Exchange Act:
Common stock

We are a shell Company [   ] Yes [X] No

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [X] Yes   [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 or Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

State issuer’s revenues for its most recent fiscal year: $0.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $50,000 (2,500,000 common shares at $0.02 per share, price at which the common equity was sold)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of
December 20, 2006, the issuer had 3,100,000 shares of common stock issued and outstanding.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

     Certain statements in this annual report on Form 10-KSB contain or may contain forward-looking statements that are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to consummate a merger or business combination, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I

Item 1. Description of Business

Business Development

Touchstone Mining Limited (“Touchstone”, “The Company”) was incorporated in the State of Nevada on September 12, 2005. Touchstone has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

We are an exploration stage corporation. An exploration stage corporation is one engaged in the search of mineral deposits or reserves which are not in either the development or production stage. We have conducted exploration activities on the Boulder Group property, lode mining claims, in Humboldt County, Nevada. We maintain our statutory registered agent's office at The Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada 89544 and our business office is located at 808 Nelson Street, Suite 2103, Vancouver, British Columbia, Canada, V6Z 2H2. This is our mailing address as well. Our telephone number is (604) 684-7619. Douglas Scheving, our president, supplies this office space on a rent free basis.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

Background

On November 23, 2005, we executed a Mineral Claims Purchase Agreement with Mineral Exploration Services, Ltd. an unrelated third party that holds title to the property. Under the terms of the agreement, we have the right to explore for gold on 200 acres. The property is comprised of 10 lode mining claims in Humboldt County, Nevada. The terms of the agreement provided that we will pay Mineral Exploration Services, Ltd. $3,500 USD on signing and transfer of title, An additional $3,500 USD one year from signing, which was paid September 25, 2006, an additional $8,000 USD two years from signing, $10,000 USD three years after signing, $10,000 USD four years after signing, and a final payment of $15,000 five years after signing to total $50,000 USD.

In addition to the $50,000 USD in payments to Mineral Exploration Services Ltd., Touchstone has agreed to fund $50,000 of Exploration on the property over a period of 5 years and to pay to Mineral Exploration Services Ltd. a 3% royalty on all mineral production. This royalty can be reduced to 1.5% at any time through the payment of $1,000,000 USD to Mineral Exploration Services Ltd.

We may terminate the agreement upon giving thirty (30) days notice prior to the commencement of an anniversary date. The property is subject to the rules and regulations of the Bureau of Land Management. We will be exploring for mineralized material. Mineralized material is a mineralized body which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. The lease grants us the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

We will be responsible for payment of any taxes and maintenance fees due to BLM for 2006 and every year after thereafter. Pursuant to the agreement, we will be responsible for paying taxes and maintenance fees of $1,250 to the BLM and $89 in county and notary fees to total $1,339 per year

We have no revenues, have achieved losses since inception, have no operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

The fee simple title to the property is owned by the United States of America. Mineral Property Services staked the land and has obtained a lease from the BLM. The property is referred to as the Boulder Claim Group. Mineral Exploration Services Ltd. has leased these claims and the rights that go with them to us. The lease grants us the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

The Company retained William Utterback, Consulting Geologist, of Winnemucca, Nevada to do a work program based upon his recommendations in his report “Gold Exploration Proposal for the Boulder Claim Group, Humboldt County, Nevada dated October 26, 2005. Mr. Utterback recommended a program of geological mapping, and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The estimated cost of the program was $18,619.00 USD and this was paid on October 12, 2006. The program was estimated to start on or about October 16, Samples will be assayed by ACME Analitical of Vancouver B.C. certified British Columbia Assayers.

Claims

The property consists of 10 lode claims. The claims have been legally located and filed with the Humboldt County Recorder in Winnemucca, Nevada. Annual fees in the amount of $125 per claim to total $1,250 were paid to the BLM on August 15, 2006 and county taxes (including the notary charge) to total $89.00 USD were paid on September 16, 2006. No further charges are payable until August 31, 2007

The following is a list of claim numbers, location, and date of recording of our claims:

Claim No	Location	Date of Recording
NMC-911327	Section 14, T. 35N., R. 34 E	Nov. 28 2005
NMC-911328	Section 14 T. 35N. R. 34E	Nov. 28 2005
NMC-911329	Section 14 T. 35N. R. 34E	Nov. 28 2005
NMC-911330	Section 14 T. 35N. R. 34E	Nov. 28 2005
NMC-911331	Section 14 T. 35N. R. 34E	Nov. 28 2005
NMC-911332	Section 14 T. 35N. R. 34E	Nov. 28 2005

NMC-911333	Section 14 T. 35N. R. 34E	Nov. 28 2005
NMC-911334	Section 14T. 35N. R. 34E	Nov. 28 2005
NMC-911335	Section 14T. 35N. R. 34E	Nov. 28 2005
NMC-911336	Section 14T. 35N. R. 34E	Nov. 28 2005

In total 10 mineral claims

Location and Access

The property is located near the extreme northern edge of the Eugene Mountains, approximately 29 miles west of Winnemucca via Jungo Road, near the southern boundary of Humboldt County . Section 14, in which the claims are located lies partly in the Gaskell (east-central border) and the Pronto (west-central border) USGS Topographic 7.5 Minute Series map sheets. The claim block straddles an east-west ridge, with access roads on both sides of the ridge. The main ridge summit is steep and rugged with no easy access except on foot.

History

No record has been found of previous exploration activity. On the ground, two short adits and a few widely scattered prospect pits probably date between 1910 and 1940. There is no evidence that any material was stockpiled or removed from the property. Although two short adits and several prospect pits are located on the property, no written record of past production has yet been located. A reconnaissance survey of the adits and waste rock dumps revealed no indication that ore was encountered or removed from the property. The existing access road does not reach either of the adits.

Geology

Host rocks in the central part of the claim block are exposed on the slopes of the east-west ridge. Known locally as Big Easy Ridge. The ridge is flanked on the north and south with alluvial fans that only partly cover an eroded bedrock surface. It was within the alluvial fans that the spectacular gold specimens were found. The bedrock units of ALS Formation strike North 60-70 degrees east and dip northwest at 25 to 35 degrees. The two adits were driven into a small intrusion of diorite which is crosscut by several of the gold bearing quartz veins. These quartz veins vary in thickness from a few millimeters up to about one meter. They generally strike northwest (Azimuth 310 to 330 degrees) and dip northeast 25 to 35 degrees, but several other orientations were noted. Spectacular gold specimens were recovered from the alluvial fans inside the claim block on both sides of Big Easy Ridge. The 4.5 ounce specimen was recovered on the south side below the largest outcropping quartz vein and the two adits.

During the Pleistocene period this part of northern Nevada was covered by a large lake called Lake Lahontan. It probably never was deep enough to cover Big Easy Ridge. Terraces developed on the flanking alluvial fans indicate that its upper level was about 1,400 meters (4,593 feet) elevation. Most of the gold specimens recovered with the use of metal detectors were between 1,340 and 1,380 meters (4,395 and 4,527 feet) elevation. Their locations probably correspond to different strand lines along the fluctuating lake shore line.

Overburden on the ridge slopes is thin and discontinuous. Even the alluvial fan cover is thin, with frequent exposures of the underlying bedrock surface beveled by the wave action of Lake Lahontan. Some strategically located trenches would help complete a detailed geologic map of the claims and test portions of the gold veins that remain concealed.

Supplies

Supplies and manpower are readily available for exploration of the property.

Other

Other than our interest in the property, we own no plans or other property.

Our Exploration Program – Mr Utterback has reported on November 29, 2006

The trenching program started on October 17, 2006 and was terminated October 27, 2006 after which reclamation of the trenches was initiated. No economic quantities of minerals were discovered. The Directors will await the final report and assay results before making any decisions about the property,

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

The cost of our work program were provided by Professional Geologist William Utterback. He estimated the cost of supervision, trenching, grid mapping, metal detecting, sample analysis, assays, labor and supplies to be US$18,619. We have no relationship with Mr. Utterback. Mr. Utterback was paid the $18,619 on October 12, 2006.

We do not have any plan to take our company to revenue generation. That is because we have not found economic mineralization yet and it is impossible to project revenue generation from nothing.

Competitive Factors

The gold mining industry is fragmented, that is there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the gold mining market. Readily available gold markets exist in the United States and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the regulations of the Bureau of Land Management.

The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local Bureau of Land Management (BLM) office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

The Federal government's Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $100 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31, of each year. TOUCHSTONE MINING LIMITED has paid this fee through 2007. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders made qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets for the BLM fee schedule:

Fee Schedule* (per claim)

Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

* Fee schedule reflects increases of July 2004 and July 2005.

The BLM regulations provide for three types of operations on public lands: 1. Casual Use level, 2. Notice level and 3. Plan of Operation level.

1.

Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels, and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake- horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

2.

Notice level operations include only exploration activities in which five or less acres of disturbance are proposed. Presently, all Notice Level operations require a written notice and must be bonded for all activities other than reclamation.

3.

Plans of Operation activities include all mining and processing (regardless of the size of the proposed disturbance), plus all other activities exceeding five acres of proposed public land disturbance.

     Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken "before" and "after" any mining activity.

     If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing, or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

     Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates, or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant's responsibility to prepare a complete notice or plan of operators.

Mining Claims On State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease, or lease of common variety materials.

Gold Property Services Ltd. (William Utterback) secured all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with all laws and will continue to comply with the laws in the future. We believe that compliance with the laws will not adversely affect our business operations.

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. At this point, a permit from the BLM would be required. Also, we would be required to comply with the laws of the state of Nevada and federal regulations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

The BLM was contacted with our plan of operations and they have agreed with out calculations that the maximum cost of reclamation of the claims held by the Company would be $4,330.00 USD. A bank draft in this amount was delivered to the BLM on August 29, 2006. The BLM will inspect the property two years after the work is completed to determine if the reclamation work was successful and if they approve of the reclamation they will refund the bond to the Company.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property.

The Company submitted a plan of operations to the BLM and costed the Maximum reclamation cost at $4,330 USD. The BLM required that this amount be posted as a bond before work could begin on the property. A cash bond was paid to the BLM on August 29, 2006. This bond is refundable after the reclamation work has been inspected and approved by the BLM. The usual time period is two years after reclamation.

Subcontractors

We used the services of Gold Property Services, Ltd. who will supervise the subcontractors for manual labor, and heavy equipment exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our two officers and directors are part-time employees and each will devote about 10% of their time or four hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because our officers and directors are inexperienced with exploration, they will hire qualified persons to perform the surveying, exploration, and excavating of the property. As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

Risks associated with TOUCHSTONE MINING LIMITED

1.	Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raised from our offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

2.	Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost which result in a loss of your investment.

3.	We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on September 12, 2005 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $63,683. To achieve and maintain profitability and positive cash flow we are dependent upon:

*    our ability to locate mineralized material
*    our ability to generate revenues
*    our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4.

Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we can't locate qualified personnel, we may have to suspend or cease operations which will result in the loss of your investment.

Because our management is inexperienced with exploring for, starting, and operating an exploration program, we will have to hire qualified persons to perform surveying, exploration, and excavation of the property. Our management has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management's decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

5.	Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

6.

Because Messrs. Scheving and BesMargian have other outside business activities and each will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because Messrs. Scheving and BesMargian, our officers and directors have other outside business activities and each will only be devoting 10% of their time, or four hours per week to our operations, our operations may be sporadic and occur at times which are convenient to Messrs. Scheving and BesMargian. As a result, exploration of the property may be periodically interrupted or suspended.

7.	If our officers and directors resign or die without having found replacements our operations will be suspended or cease. If that should occur, you could lose your investment.

We have two officers and three directors. We are entirely dependent upon them to conduct our operations. If they should resign or die there will be no one to run us. Further, we do not have key man insurance. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely. In that event it is possible you could lose your entire investment.

8.	NASD sales practice requirements may limit a stockholder's ability to buy and sell our stock.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder's ability to resell shares of our common stock.

REPORTS TO SECURITY HOLDERS.

Touchstone is not required to provide annual reports to security holders.

Electrum is subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Event Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials Touchstone Mining Limited files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The Public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

Item 2. Description of Property.

Since September 12, 2005, Touchstone’s current principal place of business and corporate offices is 808 Nelson Street, Suite 2103, Vancouver, B.C., V6Z 2H2, Canada. There is no formal lease agreement and no rental fees were charged to the Company.

Touchstone does not have any investments or interests in any real estate. Touchstone does not invest in real estate mortgages, nor does it invest in Securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are not a party to any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2006, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Touchstone’s stock is currently traded on the OTC Bulletin Board under the Symbol THSM. Our Common Stock is not listed on any exchange.

The following table sets forth the high and low bid prices for our Common Stock as reported by the "OTCBB", reported on a fiscal quarter basis for the most recent fiscal year ended September 30, 2006:

	High ($)	Low ($)
September 30, 2006 (First quoted in September, 2006)	0.00	0.00

The quotations, sourced from www.otcbb.com website, reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and do not necessarily represent actual transactions.

Holders of the Common Stock

As of September 30, 2006, Touchstone had Forty-six (46) registered shareholders.

Status of our public offering

On January 23, 2006, our Form SB-2 registration statement (SEC file no. 333-125436) was declared effective by the SEC. On June 22, 2006, we completed our public offering of 2,500,000 shares of common stock to 44 persons in consideration of $50,000.

Since completing our public offering, we have used the proceeds as follows:

Offering Expenses	$3,500
Filing fees	$879
Advances for exploration work	$3,268
Professional fees	$7,500
Stationary, Mail	$272
Accounting	$2,042
BLM and county fees	$4,419
Cash on Hand	$28,120
Totals	$50,000

Total funds spend to date on exploration and land holding is $10,170 of a budgeted $18,619. Accounts for the work done in October 2006 have not been submitted.

Dividends

There are no restrictions in Touchstone’s articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	Touchstone would not be able to pay its debts as they become due in the usual course of business;

or

2.

Touchstone’s total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not declared any dividends, and does not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Securities authorized for issuance under equity compensation plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended September 30, 2006.

Item 6. Plan of Operation.

Statements contained herein which are not historical facts are forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. The Company cautions investors that any forward-looking statements made by the Company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-KSB. Except for the historical information contained herein, the discussion in this Form 10-KSB contains certain forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Company's actual results could differ materially from those discussed here.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders, these shares together with 600,000 shares sold to two directors brings the total number of shares issued to 3,100,000 shares issued and the total number of shareholders to 46.

We have used the above-mentioned funds to explore and maintain our resource property located on Boulder Group in Humboldt County, Nevada. Our exploration program is explained in as much detail as possible in the business section of this 10-KSB. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves.

We have retained Gold Property Services (William Utterback) LLC to supervise the exploration work on the property.

Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

The initial offering produced sufficient funds to pay for the 2006 exploration program and administration costs for the next 12 months. However, if the Company required additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

We must conduct exploration to determine what amount of minerals, if any, exist on our property and if any minerals, which are found, can be economically extracted and profitably processed.

The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of H.G. McNeill.

The Company retained William Utterback, Consulting Geologist, of Winnemucca, Nevada to do a work program based upon his recommendations in his report “Gold Exploration Proposal for the Boulder Claim Group, Humboldt County, Nevada dated October 26, 2005. Mr. Utterback recommended a program of detailed geological mapping, and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The estimated cost of the program was $18,619.00 USD and this was paid on October 12, 2006. The program was estimated to start on or about October 16, Samples will be assayed by ACME Analitical of Vancouver B.C. certified British Columbia Assayers.

Our Exploration Program – Mr Utterback has reported on November 29, 2006

The trenching program started on October 17, 2006 and was terminated October 27, 2006 after which reclamation of the trenches was initiated. The Company Directors will await the final report and assay results before making any decisions about the property

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations. If we cease operations, we don't know what we will do and we don't have any plans to do anything.

We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that will be hired by Gold Property Services LLC. The independent contractors will be responsible for surveying, geology, engineering, and exploration.

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

Liquidity and Capital Resources

To meet our need for cash we raised $50,000 from our public offering. We cannot guarantee that we have raised enough money through the public offering to stay in business. The money we have raised will be applied to the items set forth in the Use of Proceeds section of the SB-2 filed with the SEC. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through debt financing.

We have discussed this matter with our officers and directors and Mr. Scheving has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Scheving to this affect. The agreement is entirely oral. We estimate cost of reclamation to be not more than $4,500. The Company has paid a $4,330 reclamation bond to the Bureau of Land Management (“BLM”) in the State of Nevada, as detailed in Note 6 of our financial statements. Mr. Scheving has advanced $29,033 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property which contains ten lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. The property is staked and we began the exploration work program on October 17, 2006 and finished October 27, 2006.

Since inception, we have issued 3,100,000 shares of our common stock and received $62,000.

We received a $29,033 loan from Mr. Scheving, our President.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

Since inception of the Company on September 12, 2005 to September 30, 2006, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000. This was accounted for as an acquisition of shares. Douglas Scheving covered our initial expenses of $15,000 for incorporation and legal fees and $14,033 for working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand.

As of September 30, 2006, our total assets were $32,450 and our total liabilities were $34,133.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $63,683 from inception, September 12, 2005, to September 30, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and a loans payable from an officer of the company and at September 30, 2006, we had a working capital deficit of $6,013. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Impairment and Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews the carrying value of its long-lived assets for impairment whenever events and circumstances indicate that the carrying value of the assets might be impaired and the carrying value may not be recoverable. Recoverability of these assets is measured by comparison of the carrying value of the assets to the undiscounted cash flows estimated to be generated by those assets over their remaining economic lives and the eventual disposition of the assets. If the undiscounted cash flows are not sufficient to recover the carrying value of such assets the assets are considered impaired, the impairment loss is measured by comparing the fair value of the assets to their carrying values. Fair value is determined by either a quoted market price or a value determined by a discounted cash flow technique, whichever is more appropriate under the circumstances involved.

Off Balance-sheet Arrangements

The Company has no off balance-sheet arrangements.

Recent Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

  FAS 151, Inventory Costs – an Amendment of ARB No. 43.
  FAS 153, Exchanges of Non-monetary Assets – an Amendment of APB Opinion No. 29.
  FAS 154, Accounting Changes and Error Corrections.
  FAS 155, Accounting for Certain Hybrid Financial Instruments.
  FAS 156, Accounting for Servicing of Financial Assets.
  FAS 157, Fair Value Measurements.
  FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.

Item 7. Financial Statements

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 and 2005

Expressed in US Funds

Report of Independent Registered Public Accounting Firm

To the Stockholders of Touchstone Mining Limited:

We have audited the accompanying balance sheet of Touchstone Mining Limited (the “Company”) as at September 30, 2006 and 2005 and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the year ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the years ended September 30, 2006 and 2005, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations, had suffered recurring losses from operations and has total liabilities that exceed total assets. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, BC	STALEY, OKADA & PARTNERS
December 15, 2006	CHARTERED ACCOUNTANTS

Touchstone Mining Limited	Statement 1
(An Exploration Stage Company)
Balance Sheets
As at September 30
Expressed in US Funds

ASSETS	2006	2005
Current
Cash and cash equivalents	$28,120	$11,986
Prepaid expenses	-	15,000
	28,120	26,986

Mineral Property Reclamation Bond (Note 5 )	4,330	-
	$32,450	$26,986

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,100	$3,500
Due to related party (Note 4)	29,033	15,383
	34,133	18,883

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,100,000 common shares – Statement 3	31	6
Capital in excess of par value – Statement 3	61,969	11,994
Deficit accumulated during the exploration stage - Statement 3	(63,683)	(3,897)
Equity – Statement 3	(1,683)	8,103
	$32,450	$26,986

- See Accompanying Notes -

Touchstone Mining Limited	Statement 2
(An Exploration Stage Company)
Statements of Operation
Expressed in US Funds

	Cumulative from
	Inception	From Inception
	(September 12,	(September 12,	For the Year
	2005) to	2005) to	Ended
	September 30,	September 30,	September 30,
	2006	2005	2006
Expenses
Professional fees	$53,052	$3,790	$49,262
Office and administrative	461	107	354
Mineral property costs	10,170	-	10,170
Loss for the Period	$(63,683)	$(3,897)	$(59,780)

Basic and Diluted Loss per Common Share		$(0.01)	$(0.07)

Weighted Average Number of Shares Outstanding		600,000	847,253

- See Accompanying Notes -

Touchstone Mining Limited	Statement 3
(An Exploration Stage Company)
Statements of Stockholders’ Equity
Expressed in US Funds

				Deficit
				Accumulated
			Capital in	During the
	Common Shares		Excess of	Exploration
	Shares	Amount	Par Value	Stage	Total

Inception – September 12, 2005	-	$-	$-	$-	$-
Common shares issued for cash
at $0.02 per share	600,000	6	11,994	-	12,000
Loss for the period	-	-	-	(3,897)	(3,897)

Balance – September 30, 2005	600,000	6	11,994	(3,897)	8,103
Common shares issued for cash
at $0.02 per share	2,500,000	25	49,975	-	50,000

Loss for the year	-	-	-	(59,786)	(59,786)

Balance – September 30, 2006	3,100,000	$31	$61,969	$(63,683)	$(1,683)

- See Accompanying Notes -

Touchstone Mining Limited	Statement 4
(An Exploration Stage Company)
Statements of Cash Flows
Expressed in US Funds

	Cumulative
	from Inception	From Inception
	(September 12,	(September 12,	For the Year
	2005) to	2005) to	Ended
	September 30,	September 30,	September
Cash Resources Provided By (Used In)	2006	2005	30, 2006
Operating Activities
Loss for the period	$(63,683)	$(3,897)	$(59,786)

Changes in operating assets and liabilities:
Prepaid expense	-	(15,000)	15,000
Accounts payable and Accrued liabilities	5,100	3,500	1,600
	(58,583)	(15,397)	(43,186)

Investing Activities
Mineral property reclamation bond	(4,330)	-	(4,330)

Financing Activities
Advances from related party	29,033	15,383	13,650
Issuance of capital stock	62,000	12,000	50,000
	91,033	27,383	63,650

Net Increase in Cash and Cash Equivalents	28,120	11,986	16,134
Cash and cash equivalent position – Beginning of period	-	-	11,986
Cash and Cash Equivalents Position – End of Period	$28,120	$11,986	$28,120

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

- See Accompanying Notes -

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

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

Going Concern and Liquidity Considerations

The accompanying audited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. For the year ended September 30, 2006, the Company had a loss from operations of $59,786 and an accumulated deficit of $63,683. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending September 30, 2007.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop mineral properties and the discovery, development and sale of ore reserves.

In response to these problems management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying audited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

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

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

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

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying audited financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

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

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

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

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	p)	Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended September 30, 2006, the Company had no items of other comprehensive income. Therefore, net loss equals comprehensive loss for the year ended September 30, 2006.

3.	Capital Stock

	a)	Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the Company is sought.

	b)	Share Issuance

Since inception, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000 being $31 for par value shares and $61,969 for capital in excess of par. 600,000 shares were issued to officers and directors of the company and 2,500,000 shares were issued to 45 independent investors.

4.	Due to Related Party

As of September 30, 2006, the Company was obligated to Douglas Scheving, a director, who is also an officer, and a shareholder, for a non-interest bearing demand loan with a balance of $29,033 (2005 - $15,383).

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

5.	Mineral Property Costs

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

Upon execution of the agreement, MES transferred 100% interest in the mineral claims to the Company for $50,000 to be paid, at the Company’s option, as follows:

Cash Payments
Upon signing of the agreement and transfer of title (paid)	$3,500
On or before November 23, 2006 (paid)	3,500
On or before November 23, 2007	8,000
On or before November 23, 2008	10,000
On or before November 23, 2009	10,000
On or before November 23, 2010	15,000
$50,000

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to MES.

In addition, the Company must incur exploration expenditures of $50,000 on the Property over five years. A work program of $18,619 must be completed in 2006, these funds were advanced to Gold Property Services during October 2006. The program consists of trenching, sampling and geological mapping to determine the source of certain high-grade gold specimens found on the Property.

During the year end September 30, 2006, the Company spent $7,000 on property option payments and no exploration has been performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of September 30, 2006, the Company met these obligations.

The Property is subject to a 3% Net Smelter Return (“NSR”) to MES. The NSR can be reduced to 1.5% upon payment to MES of $1,000,000 at any time.

A $4,330 reclamation bond has been paid to the Bureau of Land Management (“BLM”) in the State of Nevada. This bond will be held by the BLM until such time as they determine that the mineral property has been properly reclaimed and indigenous species of plants have been planted and are growing. Given the uncertainty of any future exploration and/or additional work on the property, that the Company will perform and the additional time needed before a BLM inspector can view the property, this bond has been accounted for as a long term asset.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Financial Statements
September 30, 2006 and 2005
Expressed in US Funds

6.	New Accounting Pronouncements

Recent accounting pronouncements that are listed below did and/or are not currently expected to have a material effect on the Company’s financial statements.

FASB Statements:

•	FAS 151, Inventory Costs – an Amendment of ARB No. 43.
•	FAS 153, Exchanges of Non-monetary Assets – an Amendment of APB Opinion No. 29.
•	FAS 154, Accounting Changes and Error Corrections.
•	FAS 155, Accounting for Certain Hybrid Financial Instruments.
•	FAS 156, Accounting for Servicing of Financial Assets.
•	FAS 157, Fair Value Measurements.
•	FAS 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

None. Not applicable.

Item 8A. Controls and Procedures

As of September 30, 2006, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed to monitor its effectiveness. During the fiscal year ended September 30, 2006, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

Item 8B. Other Information

No items required to be reported on Form 8-K during the fourth quarter of the year covered by this report were not previously reported on Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Touchstone’s executive officers and directors and their respective ages as of September 30, 2006, are as follows:

Executive Officers and Directors:

The name, address, age and position of our officers and directors are set forth below:

Name and Address	Age	Position(s)

Douglas W. Scheving	56	President, Principal Executive Officer, and a member of the Board of Directors
Suite 2103 -808 Nelson Street
Vancouver, B.C., V6Z 2H2

Jack N. BesMargian 7612 Cambie Street Vancouver, B.C. V6P 3H7	63	Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and a member of the Board of Directors

Mr. Scheving and Mr. BesMargian have been officers and directors since inception, September 12, 2005.

The term of office for each director is one year, or until the next annual meeting of the shareholders.

None of the officers or directors of the Company are involved in any bankruptcies or criminal proceedings; are not subject to any order, judgment or decree of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity futures Trading Commission to have violated a federal or state securities or commodities law, which judgment has not been reversed, suspended or vacated.

No family relationships exist by and between any of the Company’s officers or directors.

The following sets out the principal occupation, past five years' business experience and other directorships held by each of the directors and executive officers of the Company:

Douglas W. Scheving

Douglas W. Scheving has been our president, principal executive officer and a member of our board of directors since inception. Since July 1993, Mr. Scheving has held various positions with Golden Glacier Resources Ltd./Exeter Resource Corporation, a TSX Venture Exchange listed exploration stage mining company located in Vancouver, British Columbia. Mr. Scheving is currently an independent director and member of the audit committee and compensation committee. He has also held the positions of president and secretary. Since October 1997, Mr. Scheving has held various positions with Golden Dynasty Resources Limited, a TSX Venture Exchange listed resource exploration company located in Vancouver, British Columbia. He is currently a director, corporate secretary and chairman of the audit committee. He previously held the position of president. Since April 2001, Mr. Scheving has been the owner Corporate Administrative Services Limited located in Vancouver, British Columbia. Corporate Administrative Services is engaged in the business of bookkeeping, invoice paying, and providing office services. From 1994 to 1997, Mr. Scheving was a member of the board of directors of Interactive Security Inc., a computer protection sales corporation located in Vancouver, British Columbia. Mr. Scheving was appointed initial Director and President of Electrum Mining Limited, a Nevada mineral exploration company on August 04, 2004, he since resigned all positions with Electrum on November 27, 2006. After this offering is completed, Mr. Scheving will devote 10% of his time to us, or approximately 4 hours per week to our operation. Currently, the remaining 90% of Mr. Scheving’s time is devoted to his company Corporate Administrative Services, Ltd, Golden Dynasty Resources Limited and Exeter Resources Limited and personal travel and recreation.

Jack N. BesMargian

Jack N. BesMargian has been our secretary, treasurer, principal financial officer, principal accounting officer and a member of the board of directors since inception. Since 1999, Mr. BesMargain has been the accountant for Armada Mercantile Limited. Armada Mercantile Limited, a British Columbia corporation, is engaged in the business of merchant banking. Since 1996, Mr. BesMargain has been the accountant for Golden Dynasty Resources Limited. Golden Dynasty Resources Limited, a British Columbia corporation, is engaged in the business of mineral exploration. Since 1999, Mr. BesMargain has been the accountant for Copper Creek Ventures Ltd. Copper Creek Ventures, a British Columbia corporation, is engaged in the business of mineral exploration. Since 1999, Mr. BesMargain has been the accountant for Petrostar Petroleum Corporation. Petrostar Petroleum Corporation, a British Columbia corporation, is engaged in the business of oil and gas exploration. Since 1995, Mr. BesMargain has been the accountant for Discfactories Corporation. Discfactories Corporation, a British Columbia corporation, is engaged in the business of duplication of digital recordable optical disk. After this offering is completed, Mr. BesMargain will devote 10% of his time to us, or approximately 4 hours per week to our operation. Currently, the remaining 90% of Mr. BesMargain's time is devoted to his other business interests and personal travel and recreation.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company’s Board of Directors does not have a separately designated audit committee and an “audit committee financial expert”. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Board of Directors does not have an audit committee financial expert at this time due to the fact that the Company has only limited operations and no revenues. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Company will provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to the Company at, 808 Nelson street, Suite 2103, Vancouver B.C. Canada, V6Z 2H2 Our code of ethics is presented as exhibit 14.1

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Employment Agreements

We have no employment contracts with any of our officers or employees.

Significant Employees

Touchstone has no significant employees. Executive officers and directors described above are engaged as consultants whose time and efforts are being provided to the Company without compensation at this time.

The Company is not subject to section 16(a) of the security Exchange Act of 1934 at this time.

Item 10. Executive Compensation.

Summary Compensation Table

						Change in
						Pension
						Value and
						Nonqualified
					Non equity	deferred
					Incentive Plan	compensation	All other
					compensation	Earnings	Compensation
Name and				Stock and/or
principal	Fiscal			Option Awards				Total($)
position	Year	Salary	Bonus
Douglas	2006	0	0	0	0	0	0	$ 0
Scheving,	2005	0	0	0	0	0	0	$ 0
CEO	2004	0	0	0	0	0	0	$ 0

Jack BesMargian	2006	0	0	0	0	0	0	$ 0
CFO /	2005	0	0	0	0	0	0	$ 0
Secretary	2004	0	0	0	0	0	0	$ 0

There has been no cash payment paid to the executive officers for services rendered in all capacities to us for the fiscal period ended September 30, 2006. There has been no compensation awarded to, earned by, or paid to the executive officers by any person for services rendered in all capacities to us for the fiscal period ended September 30, 2006.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Our directors do not receive any compensation for serving as members on the board of directors. Nor have they received any stock options, stock awards, pension plans or compensation of any sort.

Employment Contracts

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Stock Option Grants

Touchstone did not grant any stock options to the executive officers during the most recent fiscal year ended September 30, 2006. The Company has also not granted any stock options to the executive officers since incorporation, September 12, 2005.

Indemnification

Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table provides the names and addresses of each person known to Touchstone to own more than 5% of the outstanding common stock as of September 30, 2006, and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common Stock	Douglas Scheving 808 Nelson Street, Suite 2103, Vancouver B.C., Canada V6Z 2H2	300,000 shares	9.68%
Common Stock	Jack N. BesMargian 7162 Cambie Street, Vancouver, B.C. Canada V6P 3H7	300,000 shares	9.68%

Common Stock	All Officers and Directors as a Group that consists of 2 people.	600,000 shares	19.36%

The percent of class is based on 3,100,000 shares of common stock issued and outstanding as of September 30, 2006.

Equity Compensation Plan Information

None.

Item 12. Certain Relationships and Related Transactions.

In September 2005, we issued a total of 600,000 shares of restricted common stock to Douglas Scheving and Jack BesMargian. This was accounted for as an acquisition of shares of common stock in the amount of $12,000.

Our officers and directors are our only promoters. They have not received nor will they receive anything of value from us, directly or indirectly in their capacities as promoters.

Item 13. Exhibits and Reports on Form 8-K

Exhibit No.	Document	Location
3.1	Articles of Incorporation	Previously Filed
3.2	Bylaws	Previously filed
14.1	Code of Ethics	Included
31.1	Rule 13a-14(a)/15d-14(a) Certifications	Included
31.2	Rule 13a-14(a)/15d-14(a) Certifications	Included
32.1	Section 1350 Certifications	Included
32.2	Section 1350 Certifications	Included

Item 14. Principal Accountant Fees and Services

Audit Fees: All fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements and the review of financial statements included in the registrant’s Form 10QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

2005:      $5,000
2006:      $ Nil

Audit-Related Fees: All fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(f1) of Schedule 14A.

2005:      $ nil
2006:      $ 6,582.05

Tax Fees: The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning:

2005:      $ Nil  Nature of Services: tax compliance - filing of US tax return for fiscal 2005
2006:      $ 2,725 Nature of Services: None (see note below)

Preparation of the Company’s corporate tax return for the fiscal year ended September 30, 2006 is currently underway.

All other fees:

2005:      None
2006:      None

Audit Committee Pre-approval

The Company does not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of the Company’s principal independent accountants to provide non-audit services. No non-audit services, except for the preparation of corporate tax returns, for which pre-approval has been obtained, were provided by the Company's principal independent accountants in 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20thday of December, 2006.

TOUCHSTONE MINING LIMITED

/s/ Douglas W. Scheving
Douglas W. Scheving
President, Principal Executive Officer, and member of the Board of Directors

/s/ Jack N. BesMargian
Jack N. BesMargian
Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

/s/ Douglas W. Scheving	President, Principal Executive Officer,	December 20th, 2006
Douglas W. Scheving	principal financial officer, treasurer,
principal accounting officer, and
member of the Board of Directors

/s/ Jack N. BesMargian	Secretary, Treasurer, Principal Financial Officer,	December 20th, 2006
Jack N. BesMargian	Principal Accounting Officer, and
member of the Board of Directors