Form 10QSB
period 2006-12-31
Touchstone Mining LTD
filed 2007-02-20
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ x ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at January 31, 2006 there were 3,100,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Touchstone Mining Limited, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended December 31, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2007.

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

DECEMBER 31, 2006

Unaudited

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Balance Sheets

	As at	As at
	December 31,	September 30,
	2006	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$9,141	$28,120
Prepaid expenses	-	-
Total current	9,141	28,120

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$13,471	$32,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current
Accounts payable and accrued liabilities	$7,125	$5,100
Due to related party (Note 6)	30,524	29,033

TOTAL LIABILITIES	37,649	34,133

STOCKHOLDERS’ EQUITY (DEFICIT)

Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,100,000 common shares	31	31
Capital in excess of par value	61,969	61,969
Cumulative currency translation adjustment (Note 7)	(14)	-
Deficit accumulated during the exploration stage	(86,164)	(63,683)
Total stockholders’ equity (deficit)	(24,178)	(1,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,471	$32,450

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statements of Operations and Comprehensive Loss
Unaudited

			Cumulative from
			Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2006	2005	2006
Income	$-	$-	$-

Expenses
Mineral property costs	18,619	3,500	28,789
Professional fees	2,325	28,571	55,377
Office and administrative	1,537	98	1,998
Total Operating Expenses	22,481	32,169	86,164

Other Income (Expense)	-	-	-

Net Loss Applicable to Common Shares	$(22,481)	(32,169)	$(86,164)

Foreign currency translation adjustment	(14)	-	(14)

Comprehensive loss	$(22,495)	$(32,169)	$(86,178)

Basic and Diluted Loss per Common Share	$(0.007)	$(0.05)

Weighted Average Number of Common
Shares Outstanding	3,100,000	600,000

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to December 31, 2006

			Capital in	Deficit Accumulated	Cumulative Currency
	Common Shares		Excess of	During the	Translation
	Shares	Amount	Par Value	Exploration Stage	Adjustment	Total
Inception – September 12, 2005	-	$-	$-	$-	$-	$-
Common shares issued for cash at $0.02
per share	600,000	6	11,994	-	-	12,000
Loss for the period	-	-	-	(3,897)	-	(3,897)
Balance – September 30, 2005 (audited)	600,000	6	11,994	(3,897)	-	8,103

Common shares issued for cash at $0.02
per share	2,500,000	25	49,975	-	-	50,000
Loss for the year	-	-	-	(59,786)	-	(59,786)
Balance – September 30, 2006 (audited)	3,100,000	31	61,969	(63,683)	-	(1,683)

Loss for the period	-	-	-	(22,481)	-	(22,481)
Cumulative currency translation adjustment	-	-	-	-	(14)	(14)
Balance – December 31, 2006 (unaudited)	3,100,000	$31	$61,969	$(86,164)	$(14)	$(24,178)

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

			Cumulative from
			Inception
			(September 12,
			2005)
	Three Months Ended December 31,		to December 31,
	2006	2005	2006

Operating Activities
Loss for the period	$(22,481)	$(32,169)	$(86,164)

Changes in operating assets and liabilities:
Decrease in prepaid expense	-	15,000
Increase in accounts payable and accrued liabilities	2,025	9,000	7,125
Net cash used in operating activities	(20,456)	(8,169)	(79,039)

Investing Activities
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Financing Activities
Advances from related party	1,491	-	30,524
Issuance of capital stock	-	-	62,000
Net cash provided by financing activities	1,491	-	92,524

Effect of Foreign Currency Translation Adjustment	(14)	-	(14)

Net Increase (Decrease) in Cash and Cash
Equivalents	(18,979)	(8,169)	9,141
Cash and Cash equivalents – Beginning of period	28,120	11,986	-
Cash and Cash Equivalents – End of Period	$9,141	$3,817	$9,141

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

1.	Organization

Touchstone Mining Limited (the Company) was incorporated on September 12, 2005 in the State of Nevada, USA. It is based in Vancouver, British Columbia, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of mineral resource properties. The Company has the right to conduct exploration work on ten mineral mining claims in Humbolt County, Nevada, USA, and has not yet determined whether these mineral properties contain reserves that are economically recoverable. Prior to this, the Company’s activities have been limited to its formation and the raising of equity capital.

Exploration Stage Company

The Company is considered to be in the exploration stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” and interpreted by the Securities and Exchange Commission for mining companies in Industry Guide 7. The Company is devoting substantially all of its efforts to development of business plans and the acquisition of mineral properties.

2.	Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $9,141 in cash and cash equivalents at December 31, 2006.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on September 12, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

2.	Significant Accounting Policies – Continued

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations and comprehensive loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended
December 31, 2006

Net loss	$(22,481)
Weighted average common shares
outstanding (Basic)	3,100,000
Options	-
Warrants	-
Weighted average common shares
outstanding (Diluted)	3,100,000

Net loss per share (Basic and Diluted)	$(0.007)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

2.	Significant Accounting Policies – Continued

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

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

Recent Accounting Pronouncements

In December 2004, the FASB issued Financial Accounting Standards No 123 (revised 2004) (SFAS 123R), “Share-Based Payment.” SFAS 123R replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. SFAS 123R is effective in fiscal periods that begin after December 15, 2005.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

2.	Significant Accounting Policies – Continued

Recent Accounting Pronouncements - Continued

In December 2004, FASB issued Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-Monetary Transactions (SFAS 153).” This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective in fiscal periods that begin after June 15, 2005.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective in the first fiscal year that begins after September 15, 2006.

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after November 15, 2007.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

2.	Significant Accounting Policies – Continued

Recent Accounting Pronouncements - Continued

In September 2006, FASB issued Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. SFAS 158 is effective. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

3.	Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholder of the corporation is sought.

Share Issuances

Since inception, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000, resulting in $31 for par value shares and $61,969 for capital in excess of par. 600,000 shares were issued to officers and directors of the Company and 2,500,000 shares were issued to 45 independent investors.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through December 31, 2006 of approximately $86,164 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $30,000 were offset by the valuation allowance that increased by approximately $7,800 and $11,000 during the three months ended December 31, 2006 and 2005, respectively.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

5.	Mineral Property Costs

By agreement dated November 23, 2005 with Mineral Exploration Services Ltd. (“MES”), the Company acquired an option to earn a 100% interest in certain properties consisting of 10 unpatented mineral claims, known as the Boulder Claims, (the Property) located in Humbolt County, Nevada, USA.

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

In addition, the Company must incur exploration expenditures of $50,000 on the Property over five years. A professional geologist has recommended a work program of $18,619 that must be completed in 2006, these funds were advanced during October 2006 and the work program was completed during the three-month period ended December 31, 2006. The program consisted of trenching, sampling and geological mapping to determine the source of certain high-grade gold specimens found on the Property.

During the period ended December 31, 2006, the Company spent the recommended $18,619 on property option payments and exploration work performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of December 31, 2006, the Company met these obligations.

The Property is subject to a 3% Net Smelter Return (NSR) to MES. The NSR can be reduced to 1.5% upon payment to MES of $1,000,000 at any time.

A $4,330 reclamation bond has been paid to the Bureau of Land Management (BLM) in the State of Nevada. This bond will be held by the BLM until such time as they determine that the mineral property has been properly reclaimed and indigenous species of plants have been planted and are growing. Given the uncertainty of any future exploration and/or additional work on the property, that the Company will perform and the additional time needed before a BLM inspector can view the property, this bond has been accounted for as a non-current asset.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
December 31, 2006
Unaudited

6.	Due to Related Party

As of December 31, 2006, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $30,524. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on the loan due to the minimal impact on the financial statements.

7.	Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has a working capital deficiency of $28,508 and an accumulated deficit of $86,164. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. PLAN OF OPERATION

This report includes a number of forward looking statements that reflect our current views with respect to future events and financial performance. Forward looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward looking statements, which apply only as of the date of this quarterly report. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Results of Operations

We have generated no revenues since inception and have incurred $86,164 in expenses through December 31, 2006.

The following table provides selected financial data about our company for the period ended December 31, 2006.

Balance Sheet Data:	12/31/06

Cash	$9,141
Total assets	$13,471
Total liabilities	$37,649
Shareholders' deficit	$(24,178)

Our cash in the bank at December 31, 2006 was $9,141. Net cash provided by financing activities since inception through December 31, 2006, was $92,524, consisting of $62,000 raised from the sale of common stock and $30,524 from a director and officer of the Company.

Plan of Operation

Our auditors have issued a going concern opinion, refer to note 7. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders. These shares, together with 600,000 shares sold to two directors upon inception for $12,000, brings the total proceeds received from stock sales to $62,000, the total number of shares issued to 3,100,000 shares, and the total number of shareholders to 46.

We have used the above-mentioned funds to explore and maintain our resource property located in Humboldt County, Nevada. We call our property the Boulder Claim Group. Our exploration program is explained in as much detail as possible in the business section of our 10-KSB filed December 22, 2006. We do not intend to acquire or dispose of any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves.

We retained Gold Property Services (William Utterback) LLC to supervise the exploration work on the property.

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

The initial offering produced sufficient funds to pay for the 2006 exploration program and administration costs for the next 12 months. However, if the Company requires additional funds, we will try to raise additional funds from a second public offering, a private placement or loans.

We must conduct exploration to determine what amount of minerals, if any, exist on our property, and if any minerals that are found, can be economically extracted and profitably processed.

The property is undeveloped raw land. To our knowledge, the property has never been mined. The only event that has occurred is the locating and the recording of the lode mining claims under the direction of H.G. McNeill.

The Company retained William Utterback, Consulting Geologist, of Winnemucca, Nevada to do a work program based upon his recommendations in his report “Gold Exploration Proposal” for the Boulder Claim Group, Humboldt County, Nevada dated October 26, 2005. Mr. Utterback recommended a program of detailed geological mapping, and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The estimated cost of the program was $18,619.00 USD and this was paid on October 12, 2006.

The trenching program started on October 17, 2006 and was terminated October 27, 2006 after which reclamation of the trenches was initiated. The Company president, Douglas Scheving, traveled to Nevada and inspected the work program and discussed the results with Mr. Utterback.

No commercial quantities of Gold were found during our exploration program.

As of the date of this report, all of the trenches have been filled in and the surface disturbance has been restored to its original contours. Approximately 15 samples were taken and submitted to ACME Analytical of Vancouver B.C. for assay. The assay results have not been received as of this date due to extremely high workloads at the lab.

The Company Directors will await the final report and assay results before making any decisions about the property

Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations and re-evaluate the direction of the Company.

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

We have discussed this matter with our officers and directors, and Mr. Scheving has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Scheving to this effect. The agreement is entirely oral. We estimate cost of reclamation to be not more than $4,330. The Company has paid a $4,330 reclamation bond to the Bureau of Land Management (“BLM”) in the State of Nevada, as detailed in Note 5 of our financial statements. Mr. Scheving has advanced $30,524 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property, which contains ten lode mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. The property is staked and we began the exploration work program on October 17, 2006 and finished October 27, 2006. The $3,500 option payment due November 23, 2006 has been paid.

Since inception, we have issued 3,100,000 shares of our common stock and received $62,000.

We received a $30,524 loan from Mr. Scheving, our President.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

Since inception of the Company on September 12, 2005 to December 31, 2006, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000. Douglas Scheving covered our initial expenses of $15,000 for incorporation and legal fees and $14,033 for working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand.

As of December 31, 2006, our total assets were $13,471 and our total liabilities were $37,649.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $86,164 from inception, September 12, 2005, to December 31, 2006. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and loans payable from an officer of the company and at December 31, 2006, we had a working capital deficit of $28,508. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $9,141 in cash and cash equivalents at December 31, 2006.

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on September 12, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations and comprehensive loss for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended
December 31, 2006

Net loss	$(22,481)
Weighted average common shares
outstanding (Basic)	3,100,000
Options	-
Warrants	-
Weighted average common shares
outstanding (Diluted)	3,100,000

Net loss per share (Basic and Diluted)	$(0.007)

The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents and related party payables it will likely incur in the near future. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management plans to assess the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

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

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. All of these types of expenditures incurred since inception have been charged against earnings due to the uncertainty of their future recoverability. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

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

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of February, 2007.

TOUCHSTONE MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, and
member of the Board of Directors

/s/ Jack N. BesMargian

Jack N. BesMargian
Secretary, Treasurer, Principal Financial Officer,
Principal Accounting Officer, and
member of the Board of Directors