Form 10QSB
period 2007-03-31
Touchstone Mining LTD
filed 2007-05-10
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at March 31, 2007 there were 3,100,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Touchstone Mining Limited, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2007.

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2007

Unaudited

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Balance Sheets

		As at
	As at	September 30,
	March 31, 2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$356	$28,120
Total current	356	28,120

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,686	$32,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$100	$5,100
Due to related party (Note 6)	30,463	29,033

TOTAL LIABILITIES	30,563	34,133

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,100,000 common shares	31	31
Capital in excess of par value	61,969	61,969
Cumulative currency translation adjustment	(117)	-
Deficit accumulated during the exploration stage	(87,760)	(63,683)
Total stockholders’ deficit	(25,877)	(1,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,686	$32,450

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statements of Operations and Comprehensive Loss
Unaudited

					Cumulative
					from Inception
	Three Months Ended		Six Months Ended		(Sept. 12, 2005) to
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	18,619	3,500	28,789
Professional fees	1,531	3,847	3,856	32,417	56,908
Office and administrative	65	149	1,602	248	2,063
Total Operating Expenses	1,596	3,996	24,077	36,165	87,760

Other Income (Expense)	-	-		-	-

Net Loss Applicable to Common	$(1,596)	$(3,996)	(24,077)	$(36,165)	$(87,760)
Shares

Foreign currency translation	(103)	-	(117)	-	(117)
adjustment

Comprehensive loss	$(1,699)	$(3,996)	$(24,194)	$(36,165)	$(87,877)

Basic and Diluted Loss per Common	$(0.001)	$(0.007)	$(0.008)	$(0.060)
Share

Weighted Average Number of
Common Shares Outstanding	3,100,000	600,000	3,100,000	600,000

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to March 31, 2007

				Deficit	Cumulative
	Common Shares		Capital in	Accumulated	Currency
	Shares		Excess of	During the	Translation
	Amount		Par Value	Exploration Stage	Adjustment	Total
Inception – September 12, 2005	-	$-	$-	$-	$-	$-
Common shares issued for cash at
$0.02 per share	600,000	6	11,994	-	-	12,000
Loss for the period	-	-	-	(3,897)	-	(3,897)
Balance – September 30, 2005 (audited)	600,000	6	11,994	(3,897)	-	8,103

Common shares issued for cash at
$0.02 per share	2,500,000	25	49,975	-	-	50,000
Loss for the year	-	-	-	(59,786)	-	(59,786)
Balance – September 30, 2006 (audited)	3,100,000	31	61,969	(63,683)	-	(1,683)

Loss for the period	-	-	-	(22,481)	-	(22,481)
Cumulative currency translation
adjustment	-	-	-	-	(14)	(14)
Balance – December 31, 2006
(unaudited)	3,100,000	31	61,969	(86,164)	(14)	(24,178)

Loss for the period	-	-	-	(1,596)	-	(1,596)
Cumulative currency translation
adjustment	-	-	-	-	(103)	(103)
Balance – March 31, 2007 (unaudited)	3,100,00	$31	$61,969	$(87,760)	$(117)	$(25,877)

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statements of Cash Flows
Unaudited

			Cumulative
			from Inception
			(September 12,
			2005) to
	Six Months Ended March 31,		March 31,
	2007	2006	2007

Operating Activities
Loss for the period	$(24,077)	$(36,165)	$(87,760)

Changes in operating assets and liabilities:
Decrease in prepaid expense	-	15,000	-
Increase (decrease) in accounts payable and accrued liabilities	(5,000)	(1,000)	100
Net cash used in operating activities	(29,077)	(22,165)	(87,660)

Investing Activities
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Financing Activities
Advances from related party	1,430	10,880	30,463
Share subscriptions received in advance	-	15,000	-
Issuance of capital stock	-	-	62,000
Net cash provided by financing activities	1,430	25,880	92,463

Effect of Foreign Currency Translation Adjustment	(117)	-	(117)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,764)	3,715	356
Cash and Cash equivalents – Beginning of period	28,120	11,986	-
Cash and Cash Equivalents – End of Period	$356	$15,701	$356

Cash and Cash Equivalents Consists of:
Cash and cash equivalents	$356	$701	$356
Funds held in trust	-	15,000	-
	$356	$15,701	$356

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2007
Unaudited

1.	Organization

Touchstone Mining Limited (the Company) was incorporated on September 12, 2005 in the State of Nevada, USA. It is based in Vancouver, British Columbia, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of mineral resource properties. The Company has the right to conduct exploration work on ten mineral mining claims in Humbolt County, Nevada, USA. Prior to this, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $356 in cash and cash equivalents at March 31, 2007.

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
March 31, 2007
Unaudited

2.	Significant Accounting Policies – Continued

Start-Up Costs
In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended	Six Months Ended
	March 31, 2007	March 31, 2007

Net loss	$(1,596)	$(24,194)
Weighted average common shares
outstanding (Basic)	3,100,000	3,100,000
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Diluted)	3,100,000	3,100,000

Net loss per share (Basic and Diluted)	$(0.001)	$(0.008)

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
March 31, 2007
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

Risks and Uncertainties
The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

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
March 31, 2007
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
March 31, 2007
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

In February 2007, FASB issued Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

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

Share Issuances
Since inception, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000, resulting in $31 for par value shares and $61,969 for capital in excess of par. 600,000 shares were issued to officers and directors of the Company and 2,500,000 shares were issued to 44 independent investors.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2007
Unaudited

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through March 31, 2007 of approximately $87,760 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $30,000 were offset by the valuation allowance that increased by approximately $8,200 and $12,300 during the six months ended March 31, 2007 and 2006, respectively.

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

In addition, the Company must incur exploration expenditures of $50,000 on the Property over five years. A professional geologist recommended a work program of $18,619 consisting of trenching, sampling and geological mapping to determine the source of certain high-grade gold specimens found on the Property. The funds were advanced during October 2006 and the work program was completed during the six-month period ended March 31, 2007. During the six month period ended March 31, 2007, the Company spent the recommended $18,619 on property option payments and exploration work performed on the Property.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements
March 31, 2007
Unaudited

5.	Mineral Property Costs - Continued

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of March 31, 2007, the Company met these obligations.

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

6.	Due to Related Party

As of March 31, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $30,463. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on the loan due to the minimal impact on the financial statements.

7.	Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has a working capital deficiency of $30,207 and an accumulated deficit of $87,760. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Results of Operations

We have generated no revenues since inception (September 12, 2005) and have incurred $87,877 in expenses through March 31, 2007.

The following table provides selected financial data about our company as of and for the six month period ended March 31, 2007.

Balance Sheet Data:	03/31/07

Cash	$356
Total assets	$4,686
Total liabilities	$30,563
Shareholders' deficit	$(25,877)

Our cash in the bank at March 31, 2007 was $356. Net cash provided by financing activities since inception through March 31, 2007, was $92,463, consisting of $62,000 raised from the sale of common stock and $30,463 from a director and officer of the Company.

Plan of Operation

Our auditors have issued a going concern opinion on our September 30, 2006 audited financial statements, refer to note 7. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay for our expenses. This is because we have not generated any revenues from the sale of minerals and no sales are yet possible. There is no assurance we will ever reach this point. Accordingly, we must raise sufficient capital from other sources. Our only other source for cash at this time is investments by others. We must raise cash to stay in business. We raised $50,000 from our public offering. Under this offering we sold 2,500,000 shares at $0.02 per share to 44 shareholders. These shares, together with 600,000 shares sold to two directors upon inception for $12,000, brings the total proceeds received from stock sales to $62,000, the total number of shares issued to 3,100,000 shares, and the total number of shareholders to 46.

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

Fifteen samples were taken and submitted to ALS Chemex of Sparks, Nevada for assay. The samples contained only trace amounts of gold and would not be economical for even the largest low cost heap leach operation. If the Company does not receive any expressions of interest for persons who wish to lease or explore the property, the Directors are considering returning the property via a quit claim back to the original owner to eliminate the annual payments to the vendor ($8,000 is due November 23, 2007) and property payments to the BLM and local governments ($1,339.00 due August 31, 2007).

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

We have discussed this matter with our officers and directors, and Mr. Scheving has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Scheving to this effect. The agreement is entirely oral. We estimate cost of reclamation to be not more than $4,330. The Company has paid a $4,330 reclamation bond to the Bureau of Land Management (“BLM”) in the State of Nevada, as detailed in Note 5 of our financial statements. Mr. Scheving has advanced $30,463 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

We acquired a lease that grants us the right to enter on a property, which contains ten lode-mining claims with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. The property is staked and we began the exploration work program on October 17, 2006 and finished October 27, 2006. The $3,500 option payment due November 23, 2006 has been paid.

Since inception, we have issued 3,100,000 shares of our common stock and received $62,000.

We received a $30,463 loan from Mr. Scheving, our President.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

Since inception of the Company on September 12, 2005 to March 31, 2007, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000. Douglas Scheving covered our initial expenses of $15,000 for incorporation and legal fees and $15,463 for working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand.

As of March 31, 2007, our total assets were $4,686 and our total liabilities were $30,563.

Over the past 12 months, we have experienced difficulties in obtaining financing for our business; during this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing finance plan, our plan of operation for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $87,760 from inception, September 12, 2005, to March 31, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and loans payable from an officer of the company and at March 31, 2007, we had a working capital deficit of $30,207. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $356 in cash and cash equivalents at March 31, 2007.

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

Start-Up Costs
In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

The following table sets forth the computation of basic and diluted earnings per share:

Three Months Ended
March 31, 2007

Net loss	$(1,596)
Weighted average common shares
outstanding (Basic)	3,100,000
Options	-
Warrants	-
Weighted average common shares
outstanding (Diluted)	3,100,000

Net loss per share (Basic and Diluted)	$(0.001)

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

Foreign Currency Translations
The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

iv)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.
v)	Equity at historical rates.
vi)	Revenue and expense items at the average rate of exchange prevailing during the period.

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

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Douglas W. Scheving, our Chief Executive Officer, and Jack BesMargian, our Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of the end of the period covered by this quarterly report (the Evaluation Date). Based on such evaluation, they have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting us on a timely basis to material information required to be included in our reports filed or submitted under the Exchange Act.

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

None.

Item 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following Exhibits are attached hereto:

Exhibit	Document Description
No.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(a) and Rule 15d-15(a), promulgated under the Securities Exchange Act of 1934, as amended.
32.1	Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, as adopted pursuant to Section 302 Of The Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May 2007.

TOUCHSTONE MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, and
member of the Board of Directors

/s/ Jack N. BesMargian

Jack N. BesMargian
Secretary, Treasurer, Principal Financial
Officer,
Principal Accounting Officer, and
member of the Board of Directors