Form 10QSB
period 2007-06-30
Touchstone Mining LTD
filed 2007-08-13
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________

COMMISSION FILE NUMBER 333-130696

TOUCHSTONE MINING LIMITED
(Exact name of registrant as specified in its charter)

NEVADA	98-0468420
(State or other jurisdiction of incorporation or	(IRS Employer Identification Number)
organization)

808 Nelson Street
Suite 2103 Vancouver, British Columbia
Canada V6Z 2H2
(Address of principal executive offices)

(604) 684-7619
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]   No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As at June 30, 2007 there were 3,100,000 common shares.

Transitional Small Business Disclosure Format (Check one): Yes [   ]   No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

The accompanying condensed unaudited financial statements of Touchstone Mining Limited, a Nevada corporation are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended September 30, 2006 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 22, 2006. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended June 30, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2007.

TOUCHSTONE MINING LIMITED

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2007

Unaudited

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Balance Sheets

		As at
	As at	September 30,
	June 30, 2007	2006
ASSETS	(Unaudited)	(Audited)
Current
Cash and cash equivalents	$566	$28,120
Total current assets	566	28,120

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,896	$32,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current
Accounts payable and accrued liabilities	$100	$5,100
Due to related party (Note 6)	32,702	29,033

TOTAL LIABILITIES	32,802	34,133

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
3,100,000 common shares	31	31
Capital in excess of par value	61,969	61,969
Cumulative currency translation adjustment	(355)	-
Deficit accumulated during the exploration stage	(89,551)	(63,683)
Total stockholders’ deficit	(27,906)	(1,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,896	$32,450

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statements of Operations and Comprehensive Loss
Unaudited

					Cumulative
					from Inception
	Three-Months Ended		Nine-Months Ended		(Sept. 12, 2005) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	18,619	3,500	28,789
Professional fees	1,758	9,193	5,614	41,609	58,666
Office and administrative	33	(158)	1,635	91	2,096
Total Operating Expenses	1,791	9,035	25,868	45,200	89,551

Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to Common	$(1,791)	$(9,035)	$(25,868)	$(45,200)	$(89,551)
Shares

Foreign currency translation	(238)	-	(355)	-	(355)
adjustment

Comprehensive loss	$(2,029)	$(9,035)	$(26,223)	$(45,200)	$(89,906)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.01)	$(0.01)	$(0.07)

Weighted Average Number of
Common Shares Outstanding	3,100,000	817,780	3,100,000	673,260

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to June 30, 2007

				Deficit
				Accumulated	Cumulative
			Capital in	During the	Currency
	Common Shares		Excess of	Exploration	Translation
	Shares	Amount	Par Value	Stage	Adjustment	Total
Inception – September 12, 2005	-	$-	$-	$-	$-	$-
Common shares issued for cash at
$0.02 per share	600,000	6	11,994	-	-	12,000
Loss for the period	-	-	-	(3,897)	-	(3,897)
Balance – September 30, 2005 (audited)	600,000	6	11,994	(3,897)	-	8,103

Common shares issued for cash at
$0.02 per share	2,500,000	25	49,975	-	-	50,000
Loss for the year	-	-	-	(59,786)	-	(59,786)
Balance – September 30, 2006 (audited)	3,100,000	31	61,969	(63,683)	-	(1,683)

Loss for the period	-	-	-	(22,481)	-	(22,481)
Cumulative currency translation
adjustment	-	-	-	-	(14)	(14)
Balance – December 31, 2006
(unaudited)	3,100,000	31	61,969	(86,164)	(14)	(24,178)

Loss for the period	-	-	-	(1,596)	-	(1,596)
Cumulative currency translation
adjustment	-	-	-	-	(103)	(103)
Balance – March 31, 2007 (unaudited)	3,100,00	31	61,969	(87,760)	(117)	(25,877)

Loss for the period	-	-	-	(1,791)	-	(1,791)
Cumulative currency translation
adjustment	-		-	-	(238)	(238)
Balance – June 30, 2007 (unaudited)	3,100,000	$31	$61,969	$(89,551)	$(355)	$(27,906)

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Interim Statements of Cash Flows Unaudited

			Cumulative
			from Inception
			(September 12,
			2005) to
	Nine-Months Ended June 30,		June 30,
	2007	2006	2007

Operating Activities
Loss for the period	$(25,868)	$(45,200)	$(89,551)

Changes in operating assets and liabilities:
Decrease in prepaid expense	-	15,000	-
Increase (decrease) in accounts payable and accrued liabilities	(5,000)	(1,500)	100
Net cash used in operating activities	(30,868)	(31,700)	(89,451)

Investing Activities
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Financing Activities
Advances from related party	3,669	13,650	32,702
Issuance of capital stock	-	-	62,000
Common shares allotted	-	50,000	-
Net cash provided by financing activities	3,669	63,650	94,702

Effect of Foreign Currency Translation Adjustment	(355)	-	(355)

Net Increase (Decrease) in Cash and Cash Equivalents	(27,554)	31,950	566
Cash and Cash equivalents – Beginning of period	28,120	11,986	-
Cash and Cash Equivalents – End of Period	$566	$43,936	$566

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements June 30, 2007
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $566 in cash and cash equivalents at June 30, 2007.

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

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements June 30, 2007
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Months Ended			Nine-Months Ended
	June 30,			June 30,
	2007	2006		2007	2006

Net loss	$(1,791)	$(9,035)		$(25,868)	$(45,200)
Weighted average common shares
outstanding (Basic)	3,100,000	817,780		3,100,000	673,260
Options	-	-		-	-
Warrants	-	-		-	-
Weighted average common shares
outstanding (Diluted)	3,100,000	817,780	#	3,100,000	673,260

Net loss per share (Basic and Diluted)	$(0.00)	$(0.01)		$(0.01)	$(0.07)

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

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements June 30, 2007
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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded in the period ended June 30, 2007.

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

Recent Accounting Pronouncements
In February 2006, FASB issued Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements June 30, 2007
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
Notes to Interim Financial Statements June 30, 2007
Unaudited

3.	Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000, resulting in $31 for par value shares and $61,969 for capital in excess of par. 600,000 shares were issued to officers and directors of the Company and 2,500,000 shares were issued to 44 independent investors.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through June 30, 2007 of approximately $89,551 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $31,300 were offset by the valuation allowance that increased by approximately $9,100 and $15,800 during the nine months ended June 30, 2007 and 2006, respectively.

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
$50,000

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements June 30, 2007
Unaudited

5.	Mineral Property Costs - Continued

All payments shall be made within 30 days of the due date or the Property and all rights will revert back to MES.

In addition, the Company must incur exploration expenditures of $50,000 on the Property over five years. A professional geologist recommended a work program of $18,619 consisting of trenching, sampling and geological mapping to determine the source of certain high-grade gold specimens found on the Property. The funds were advanced during October 2006 and the work program was completed during the nine-month period ended June 30, 2007. During the nine-month period ended June 30, 2007, the Company spent the recommended $18,619 on property option payments and exploration work performed on the Property.

The Company is also responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of June 30, 2007, the Company met these obligations.

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

As of June 30, 2007, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $32,702. The Company plans to pay the loan back as cash flows become available. Interest has not been imputed on the loan due to the minimal impact on the financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)
Notes to Interim Financial Statements June 30, 2007
Unaudited

7.	Going Concern and Liquidity Considerations

The accompanying interim financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2007, the Company has a working capital deficiency of $32,236 and an accumulated deficit of $89,551. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Results of Operations

We have generated no revenues since inception (September 12, 2005) and have incurred $89,551 in expenses through June 30, 2007.

The following table provides selected financial data about our company as of and for the nine-month period ended June 30, 2007.

Balance Sheet Data:	June 30, 2007

Cash	$566
Total assets	$4,896
Total liabilities	$32,802
Stockholders' deficit	$27,906

Our cash in the bank at June 30, 2007 was $566. Net cash provided by financing activities since inception through June 30, 2007, was $94,702, consisting of $62,000 raised from the sale of common stock and $32,702 from a director and officer of the Company.

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

The Company retained William Utterback, Consulting Geologist, of Winnemucca, Nevada to do a work program based upon his recommendations in his report “Gold Exploration Proposal” for the Boulder Claim Group, Humboldt County, Nevada dated October 26, 2005. Mr. Utterback recommended a program of detailed geological mapping, and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The estimated cost of the program was $18,619 USD and this was paid on October 12, 2006.

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

Fifteen samples were taken and submitted to ALS Chemex of Sparks, Nevada for assay. The samples contained only trace amounts of gold and would not be economical for even the largest low cost heap leach operation. If the Company does not receive any expressions of interest for persons who wish to lease or explore the property, the Directors are considering returning the property via a quit claim back to the original owner to eliminate the annual payments to the vendor ($8,000 is due November 23, 2007) and property payments to the BLM and local governments ($1,339 is due August 31, 2007).

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred, we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

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

We have discussed this matter with our officers and directors, and Mr. Scheving has agreed to advance funds as needed and has agreed to pay any additional cost of reclamation of the property should mineralized material not be found thereon. There is no written agreement with Mr. Scheving to this effect. The agreement is entirely oral. We estimate cost of reclamation to be not more than $4,330. The Company has paid a $4,330 reclamation bond to the Bureau of Land Management (“BLM”) in the State of Nevada, as detailed in Note 5 of our financial statements. Mr. Scheving has advanced $32,702 to date. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in our public offering, together with the loans advanced, will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

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

We have received $32,702 in loans from Mr. Scheving, our President.

As of the date of this filing, we have yet to begin operations and therefore have not generated any revenues.

Since inception of the Company on September 12, 2005 to June 30, 2007, the Company has issued 3,100,000 common shares at $0.02 per share for total proceeds of $62,000. Douglas Scheving covered our initial expenses of $15,000 for incorporation and legal fees and $15,463 for working capital. The amount owed to Mr. Scheving is non-interest bearing, unsecured and due on demand.

As of June 30, 2007, our total assets were $4,896 and our total liabilities were $32,802.

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

Application of Critical Accounting Policies

Our financial statements have been prepared on a going concern basis. We have accumulated a deficit of $89,551 from inception, September 12, 2005, to June 30, 2007. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The outcome of these matters cannot be predicted with any certainty at this time. We have historically satisfied our working capital needs primarily by sales of securities and loans payable from an officer of the company and at June 30, 2007, we had a working capital deficit of $32,236. These financial statements do not include any adjustments to the amount and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $566 in cash and cash equivalents at June 30, 2007.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three-Months Ended		Nine-Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net loss	$(1,791)	$(9,035)	$(25,868)	$(45,200)
Weighted average common shares
outstanding (Basic)	3,100,000	817,780	3,100,000	673,260
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Diluted)	3,100,000	817,780	3,100,000	673,260

Net loss per share (Basic and Diluted)	$(0.00)	$(0.01)	$(0.01)	$(0.07)

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded in the period ended June 30, 2007.

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

None.

Item 3. DEFAULTS UPON SENIOR SECUIRITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are included with this registration statement filing.

Those marked with an asterisk and required to be filed hereunder, are incorporated by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under SEC File Number 333-130696, at the SEC website at www.sec.gov:

Exhibit
Number	Description

3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Rule 13a-14(a)/15d-14a(a) Certification - CEO
31.2	Rule 13a-14(a)/15d-14a(a) Certification - CFO
32.1	Section 1350 Certification - CEO
32.2	Section 1350 Certification - CFO

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of August 2007.

TOUCHSTONE MINING LIMITED
(Registrant)

BY:	/s/ Douglas W. Scheving

Douglas W. Scheving
President, Chief Executive Officer, and member of the Board of Directors

/s/ Jack N. BesMargian

Jack N. BesMargian
Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer, and member of the Board of Directors