Form 10KSB
period 2007-09-30
Touchstone Mining LTD
filed 2007-12-14
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

TOUCHSTONE MINING LIMITED

(Exact name of small business issuer as specified in its charter)

Nevada	333-130696	98-0468420
(State or other jurisdiction	(Commission file number)	(IRS Employer
of incorporation or organization)		Identification No.)

808 Nelson Street, Suite 2103
Vancouver, British Columbia V6Z 2H2 Canada
(Address of principal executive offices, including Zip Code)

Issuer’s telephone number: (604) 684-7619

Securities registered under Section 12(b) of the Exchange Act: None.

Securities registered under Section 12(g) of the Exchange Act: None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

State issuer’s revenues for its most recent fiscal year. None.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of December 3, 2007, there were 2,500,000 issued and outstanding shares of our common stock, par value $0.00001 per share, held by non-affiliates. The aggregate value of the securities held by non-affiliates on December 3, 2007 was $0 as our common stock does not presently trade.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of December 3, 2007, there were 6,100,000 shares of our common stock, $0.00001 par value, issued and outstanding.

Documents Incorporated by Reference. Not applicable.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

Except for historical information, this report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expect,” “anticipate,” “intend,” “believe” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Plan of Operation” and “Business”. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

Touchstone Mining Limited (“Touchstone” or the “Company”) was incorporated in the State of Nevada on September 12, 2005. The Company has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings.

Business of Issuer

Exploration Stage Company

We are an exploration stage corporation that engages primarily in the acquisition, exploration and development of mineral deposits and reserves. We have the right to conduct exploration work on ten mineral mining claims on the Boulder Group property in Humboldt County, Nevada. Prior to this, our activities have been limited to formation and the raising of capital.

We have not realized any revenue from our business operations, have achieved losses since inception, and have relied upon the sale of our securities and loans from our officers and directors to fund operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months.

Our management is presently searching for ventures of merit for corporate participation to enhance shareholder value. These ventures may involve sales of our debt or equity securities in merger or acquisition transactions.

Our principal offices are located at 808 Nelson Street, Suite 2103, Vancouver, British Columbia, Canada, V6Z 2H2, and our telephone number is (604) 684-7619. Douglas Scheving, our sole officer and director, supplies this office space on a rent free basis.

Boulder Group Property

On November 23, 2005, we entered into the Mineral Claim Purchase Agreement with Mineral Exploration Services, Ltd. (“MES”) pursuant to which we acquired an option to acquire certain unpatented mineral mining claims. The property comprises of 10 lode mining claims on 200 acres located in Humboldt County, Nevada. Under the terms of the agreement, we agreed to pay MES an aggregate sum of $50,000 as follows: (i) $3,500 upon signing, (ii) $3,500 one year from signing, which was paid September 25, 2006, (iii) $8,000 two years from signing, (iv) $10,000 three years after signing, (v) $10,000 four years after signing, and (v) a final payment of $15,000 five years after signing.

In addition to the payments to MES, we agreed to make exploration expenditures in the amount of $50,000 on the property over a 5-year period and to pay to MES a 3% royalty on all mineral commodities sold from the claims. This royalty can be reduced to 1.5% at any time through the payment of $1,000,000 to MES.

The fee simple title to the property is owned by the United States of America, and the property is subject to the rules and regulations of the Bureau of Land Management (“BLM”). MES staked the land and obtained a lease from the BLM. Pursuant to the agreement, MES leased these claims and the rights that go with them to us. The lease grants us the right to enter on the property with our employees, representatives and agents, and to prospect, explore, test, develop, work and mine the property. We became responsible for payment of any taxes and maintenance fees due to the BLM for 2006 and every year thereafter.

We retained William Utterback, a consulting geologist, of Gold Property Services in Winnemucca, Nevada to do a work program based upon the recommendations in his report, “Gold Exploration Proposal for the Boulder Claim Group, Humboldt County, Nevada,” dated October 26, 2005. Mr. Utterback recommended a program of geological mapping and trenching. The exposed material in the trenches was to be metal detected with a Minelab GP Extreme Metal detector. The estimated cost of the program, consisting of supervision, trenching, grid mapping, metal detecting, sample analysis, assays, labor and supplies, was $18,619, which amount was paid to Mr. Utterback on October 12, 2006.

The trenching program started on October 17, 2006 and was terminated October 27, 2006 after which reclamation of the trenches was initiated.

No commercial quantities of gold were found during the exploration program. Fifteen samples were taken and submitted to ALS Chemex of Sparks, Nevada for assay. The samples contained only trace amounts of gold and would not be economical for even the largest low cost heap leach operation.

We have ceased exploration work on the property. All of the trenches have been filled in and the surface disturbance has been restored to its original contours.

On August 16, 2007, we notified MES of our intention to return the property via a quit claim due to the poor results from the exploration program. MES informed us that it no longer wanted to retain the claims on the property and subsequently allowed its claims on the property to lapse. Our agreement with MES was terminated as of September 16, 2007.

In October 2007, we re-staked the claims in the Boulder Group Property and paid the necessary fees to the BLM. The lease to the property is currently in our name. We do not claim to have any minerals or reserves whatsoever at this time on any of the property. Our management has no current plan for the property at this time, and all our exploration operations have been discontinued.

Claims

The Boulder Group property consists of 10 lode claims. The claims have been legally located and filed with the Humboldt County Recorder in Winnemucca, Nevada. For 2007, annual fees to the BLM are $125 per claim for a total of $1,250 and annual county taxes (including the notary charge) total $89.

The following is a list of claim numbers, location and date of recording of our claims:

Claim No	Location	Date of Recording
NMC-966226	Section 14, T. 35N., R. 34 E	Oct. 17, 2007
NMC-966227	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966228	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966229	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966230	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966231	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966232	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966233	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966234	Section 14, T. 35N., R. 34E	Oct. 17, 2007
NMC-966235	Section 14, T. 35N., R. 34E	Oct. 17, 2007

Location and Access

The property is located near the extreme northern edge of the Eugene Mountains, approximately 29 miles west of Winnemucca via Jungo Road, near the southern boundary of Humboldt County. Section 14, in which the claims are located, lies partly in the Gaskell (east-central border) and the Pronto (west-central border) USGS Topographic 7.5 Minute Series map sheets. The claim block straddles an east-west ridge, with access roads on both sides of the ridge. The main ridge summit is steep and rugged with no easy access except on foot.

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

Geology

Host rocks in the central part of the claim block are exposed on the slopes of the east-west ridge (known locally as Big Easy Ridge). The ridge is flanked on the north and south with alluvial fans that only partly cover an eroded bedrock surface. It was within the alluvial fans that the spectacular gold specimens were found. The bedrock units of ALS Formation strike north 60 to 70 degrees east and dip northwest at 25 to 35 degrees. The two adits were driven into a small intrusion of diorite which is crosscut by several of the gold bearing quartz veins. These quartz veins vary in thickness from a few millimeters up to about one meter. They generally strike northwest (Azimuth 310 to 330 degrees) and dip northeast 25 to 35 degrees, but several other orientations were noted. Spectacular gold specimens were recovered from the alluvial fans inside the claim block on both sides of Big Easy Ridge. The 4.5 ounce specimen was recovered on the south side below the largest outcropping quartz vein and the two adits.

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

Other

Other than our interest in the Boulder Group property, we own no plans or other property.

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

The prospecting on the property is provided under the existing 1872 Mining Law and all permits for exploration and testing must be obtained through the local BLM office of the Department of Interior. Obtaining permits for minimal disturbance as envisioned by this exploration program will require making the appropriate application and filing of the bond to cover the reclamation of the test areas. From time to time, an archeological clearance may need to be contracted to allow the testing program to proceed.

Rental Fee Requirement

The federal government’s Continuing Act of 2002 extends the requirement of rental or maintenance fees in place of assessment work for filing and holding mining claims with the BLM. All claimants must pay a yearly maintenance fee of $125 per claim for all or part of the mining claim assessment year. The fee must be paid at the State Office of the Bureau of Land Management by August 31 of each year. We have paid this fee through 2008. The assessment year ends on noon of September 1 of each year. The initial maintenance fee is paid at the time the Notice of Location is filed with the BLM and covers the remainder of the assessment year in which the claim was located. There are no exemptions from the initial fee. Some claim holders may qualify for a Small Miner Exemption waiver of the maintenance fee for assessment years after the year in which the claim was located. We do not qualify for a Small Miner Exemption. The following sets forth the BLM fee schedule:

Fee Schedule* (per claim)

Location Fee	$30.00
Maintenance Fee.	$125.00
Service Charges	$10.00
Transfer Fee	$5.00
Proof of Labor	$5.00
Notice of Intent to Hold	$5.00
Transfer of Interest	$5.00
Amendment	$5.00
Petition for Deferment of Assessment Work	$25.00
Notice of Intent to Locate on Stock Raising Homestead land	$25.00

* Fee schedule reflects increases of July 2004 and July 2005.

The BLM regulations provide for three types of operations on public lands: (i) Casual Use level, (ii) Notice level and (iii) Plan of Operation level.

1.
Casual Use means activities ordinarily resulting in no or negligible disturbance of the public lands or resources. Casual Use operations involve simple prospecting with hand tools such as picks, shovels and metal detectors. Small-scale mining devices such as dry washers having engines with less than 10 brake- horsepower are allowed, provided they are fed using only hand tools. Casual Use level operations are not required to file an application to conduct activities or post a financial guarantee.

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

Operators are encouraged to conduct a thorough inventory of the claim to determine the full extent of any existing disturbance and to meet with field office personnel at the site before developing an estimate. The inventory should include photographs taken “before” and “after” any mining activity.

If an operator constructs access or uses an existing access way for an operation and would object to BLM blocking, removing or claiming that access, then the operator must post a financial guarantee that covers the reclamation of the access.

Concurrence by the BLM for occupancy is required whenever residential occupancy is proposed or when fences, gates or signs will be used to restrict public access or when structures that could be used for shelter are placed on a claim. It is the claimant’s responsibility to prepare a complete notice or plan of operators.

Mining Claims on State Land

The Nevada law authorizing location of claims on State Lands was repealed in 1998. Acquisition of mineral rights on Nevada trust land can only be accomplished by application for a prospecting permit, mineral lease or lease of common variety materials.

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

We submitted a plan of operations to the BLM and estimated that the maximum cost of reclamation of the claims held by us would be $4,330. The BLM required that this amount be posted as a bond before work could begin on the property. A cash bond was paid to the BLM on August 29, 2006. This bond is refundable after the reclamation work has been inspected and approved by the BLM. The BLM will inspect the property two years after the work is completed to determine if the reclamation work was successful and if they approve of the reclamation they will refund the bond to us.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in the State of Nevada is returning the surface to its previous condition upon abandonment of the property.

Patents, Trademarks and Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

We presently utilize no patents, licenses, franchises, concessions, royalty agreements or labor contracts in connection with our business.

Employees and Employment Agreements

At present, we have no full-time employees. Our sole officer and director, Douglas Scheving, is a part-time employee and will devote about 10% of his time or four hours per work week to our operation. Mr. Scheving does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans.

Risks associated with Touchstone Mining Limited

1  Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation is for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues from our current plan of operation.

2.  Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. As such, any funds spent on exploration will probably be lost.

3.  We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on September 12, 2005 and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $93,355. To achieve and maintain profitability and positive cash flow we are dependent upon:

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

4.  Because our management does not have technical training or experience in exploring for, starting, and operating an exploration program, we will have to hire qualified personnel. If we cannot locate qualified personnel, we may have to suspend or cease operations.

Our management has no direct training or experience in exploring for, starting, and operating an exploration program and as a result may not be fully aware of many of the specific requirements related to working within the industry. Management’s decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result we may have to suspend or cease operations.

5.  Because we are small and do not have much capital, we may have to limit our exploration activity.

Because we are small and do not have much capital, we may not be able to complete an exploration program that is as thorough as we would like. In that event, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues.

6.  Because Mr. Scheving has other outside business activities, our operations may be sporadic which may result in periodic interruptions or suspensions of exploration.

Mr. Scheving, our sole officer and director, has other outside business activities and he will only be devoting 10% of his time or four hours per work week to our operations. Hence, our operations may occur at times which are convenient to Mr. Scheving. As a result, exploration of the property may be periodically interrupted or suspended.

7.  If our officers and directors resign or die without having found replacements our operations will be suspended or cease.

We have only one officer and director. We are entirely dependent upon him to conduct our operations. If Mr. Scheving should resign or die there will be no one to run the company. Further, we do not have key man insurance. If that should occur, until we find other persons to run us, our operations will be suspended or cease entirely.

8.  NASD sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of liquidity of our common stock. Further, many brokers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, reducing a stockholder’s ability to resell shares of our common stock.

REPORTS TO SECURITY HOLDERS

The Company is not required to provide annual reports to security holders.

We are subject to the reporting requirements of the Securities and Exchange Commission (“SEC”) and will file reports including, but not limited to, Annual Reports of Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K, and Proxy Statements on Schedule 14.

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and the address of that site is www.sec.gov.

ITEM 2.  DESCRIPTION OF PROPERTY

Since September 12, 2005, our principal place of business and corporate offices have been located at 808 Nelson Street, Suite 2103, Vancouver, B.C., V6Z 2H2, Canada. There is no formal lease agreement and no rental fees were charged to us.

We do not have any investments or interests in any real estate. We do not invest in real estate mortgages, nor do we invest in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any pending or, to our knowledge, threatened legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year ended September 30, 2007, to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY
AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “THSM.OB”. However, our common stock has not been traded since our inception. Accordingly, there is no present market for our securities. Following the successful completion of an acquisition or business combination, if any, we intend to file an application for the purpose of commencing trading of our stock.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of September 30, 2007, there were 46 record holders of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock. Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors. Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no authorized equity compensation plans and no outstanding options, warrants or similar rights.

Recent Sales of Unregistered Securities

In September 2007, we issued 3,000,000 shares of restricted common stock to Douglas Scheving, our sole officer and director, in exchange for the forgiveness of $34,502 that we owed to him. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 6.  PLAN OF OPERATION

Results of Operations

We are an exploration stage corporation. We have generated no revenues from our business operations since inception and have incurred $93,355 in expenses through September 30, 2007.

The following table provides selected financial data about our company for the fiscal year ended September 30, 2007 and 2006, respectively.

Balance Sheet Data	September 30, 2007	September 30, 2006
Cash	$42	$28,120
Total assets	$4,372	$32,450
Total liabilities	$1,225	$34,133
Stockholders’ equity (deficit)	$3,147	$(1,683)

Our cash in the bank at September 30, 2007 was $42. Net cash provided by financing activities since inception through September 30, 2007 was $96,502, raised from the sale of our common stock.

Our auditors have issued an opinion that there is a substantial doubt that we can continue as an on-going business for the next 12 months.

Plan of Operation

The following plan of operation should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. Statements contained herein which are not historical facts are forward-looking statements, as that term is defined by the Private Securities Litigation Reform Act of 1995, including statements relating to our plans, objectives, expectations and intentions. Although we believe that the expectations reflected in such forward-looking statements are reasonable, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ from those projected. We caution investors that any forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements. Such risks and uncertainties include, without limitation: established competitors who have substantially greater financial resources and operating histories, regulatory delays or denials, ability to compete as a start-up company in a highly competitive market, and access to sources of capital.

We were incorporated in the State of Nevada on September 12, 2005. We intended to engage in the acquisition, exploration and development of mineral deposits and reserves, but we have been unsuccessful in this area. The only operations we have engaged in are exploration work on the Boulder Group property in Humboldt County, Nevada. In August 2007, we determined to discontinue our exploration efforts at this property and to look at other ventures of interest. These ventures may involve sales of our debt or equity securities in merger, acquisition or similar transactions.

In its report on our September 30, 2007 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern. See Note 7. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from September 12, 2005 (inception) to September 30, 2007, we recorded a net loss of $93,355. Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

At the present time, we have minimal operating costs and expenses due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development, other than maintaining the mineral mining claims we acquired in October 2007. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. By virtue of our inability to generate revenues over the preceding year, we will begin to seek out other sources of cash, including new investors, joint venture and strategic partners or loans from our officers or directors. If we cease operations, we do not know what we would do subsequently and we have no plans to do anything in such event. We have no plans to dissolve statutorily at this time, under any circumstances, nor do we have plans to enter into any merger or acquisition.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from business operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Currently, we have no financing plans.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

Since inception, our main source for cash has been the sale of our equity securities. Upon inception, we issued 600,000 shares of common stock to two directors for $12,000. In June 2006, we completed an offering of 2,500,000 shares of common stock to 44 persons in consideration of $50,000. The offering was made pursuant to the exemption from registration contained in Rule 506 of Regulation D under the Securities Act. In September 2007, we issued 3,000,000 shares of common stock to our sole officer and director in exchange for forgiveness of $34,502 owed to him. The shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. We have exhausted the proceeds from these sales of our stock.

We used most of the proceeds to finance the exploration program on the resource property located in Humboldt County, Nevada. See a description of our exploration operations in the business section this report. Due to the poor results from the program, we have discontinued all exploration work on that property. We continue to hold a lease on the ten mineral mining claims.

As of September 30, 2007, our total assets were $4,372 and our total liabilities were $1,225.

We have experienced difficulties in obtaining financing for our business; during this past quarter, we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture.

ITEM 7 – FINANCIAL STATEMENTS.

TOUCHSTONE MINING LIMITED
(An Exploration Stage Company)

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 and 2006

TOUCHSTONE MINING LIMITED
(An Exploration Stage Company)

INDEX TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIOD OF SEPTEMBER 12, 2005 (INCEPTION) TO SEPTEMBER 30, 2007

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Balance Sheets at September 30, 2007 and 2006	F-4

Statements of Operations for the years ended September 30, 2007 and 2006
and cumulative totals from September 12, 2005 (Inception) to September 30, 2007	F-5

Statements of Changes in Stockholders’ Equity (Deficit)
for the period of September 12, 2005 (Inception) to September 30, 2007	F-6

Statements of Cash Flows for the years ended September 30, 2007 and 2006
and from September 12, 2005 (Inception) to September 30, 2007	F-7

Notes to Audited Financial Statements	F-8 – F-14

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA
Roger B. Kennard, CPA
Russell E. Anderson, CPA
Scott L. Farnes

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Touchstone Mining Limited
Vancouver, British Columbia

We have audited the accompanying balance sheet of Touchstone Mining Limited (an exploration stage company) (the “Company”) as of September 30, 2007, and the related statement of operations, stockholders' equity (deficit), and cash flows for the year ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2007, and the results of its operations, stockholders’ equity (deficit) and its cash flows for the year ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
December 10, 2007

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

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

Touchstone Mining Limited
(An Exploration Stage Company)

Balance Sheets

As at September 30,

	2007	2006
ASSETS
Current
Cash and cash equivalents	$42	$28,120
Total current assets	42	28,120

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,372	$32,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$1,225	$5,100
Due to related party (Note 6)	–	29,033

TOTAL LIABILITIES	1,225	34,133

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized: 100,000,000 common shares, $0.00001 par value
Issued and outstanding shares: 6,100,000 (3,100,000 – September 30, 2006) common shares	61	31
Capital in excess of par value	96,441	61,969
Deficit accumulated during the exploration stage	(93,355)	(63,683)
Total stockholders’ equity (deficit)	3,147	(1,683)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,372	$32,450

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Statements of Operations

	Year Ended September 30,		Cumulative from Inception (September 12, 2005) to September 30,
	2007	2006	2007
Income	$–	$–	$–

Expenses
Mineral property costs	18,619	10,170	28,789
Professional fees	8,916	49,262	61,968
Office and administrative	1,667	354	2,128
Total Operating Expenses	29,202	59,786	92,885
Foreign currency transaction gain/loss	(470)	–	(470)
Other Income (Expense)	–	–	–

Net Loss Applicable to Common Shares	$(29,672)	$(59,786)	$(93,355)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.07)

Weighted Average Number of Common Shares Outstanding	3,132,967	847,253

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to September 30, 2007

	Common Shares		Capital in Excess of	Deficit Accumulated During the
	Shares	Amount	Par Value	Exploration Stage	Total
Inception – September 12, 2005	–	$–	$–	$–	$–
Common shares issued for cash at $0.02 per share	600,000	6	11,994	–	12,000
Loss for the period	–	–	–	(3,897)	(3,897)
Balance – September 30, 2005	600,000	6	11,994	(3,897)	8,103

Common shares issued for cash at $0.02 per share	2,500,000	25	49,975	–	50,000
Loss for the year	–	–	–	(59,786)	(59,786)
Balance – September 30, 2006	3,100,000	31	61,969	(63,683)	(1,683)

Common shares issued for $34,502 in debt	3,000,000	30	34,472	–	34,502
Loss for the year	–	–	–	(29,672)	(29,672)
Balance – September 30, 2007	6,100,000	61	96,441	(93,355)	3,147

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited (An Exploration Stage Company) Statements of Cash Flows

			Cumulative
			from Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2007	2006	2007

Cash Flow from Operating Activities:
Loss for the period	$(29,672)	$(59,786)	$(93,355)

Changes in operating assets and liabilities:
Decrease in prepaid expense	–	15,000	–
Increase (decrease) in accounts payable and accrued liabilities	(3,875)	1,600	1,225
Net cash used in operating activities	(33,547)	(43,186)	(92,130)

Cash Flow from Investing Activities:
Mineral property reclamation bond	–	(4,330)	(4,330)
Net cash used in investing activities	–	(4,330)	(4,330)

Cash Flow from Financing Activities:
Advances from related party	5,469	13,650	34,502
Issuance of capital stock	-	50,000	62,000
Net cash provided by financing activities	5,469	63,650	96,502

Net Increase (Decrease) in Cash and Cash Equivalents	(28,078)	16,134	42
Cash and Cash equivalents – Beginning of period	28,120	11,986	-
Cash and Cash Equivalents – End of Period	$42	$28,120	$42

Supplemental Cash Flow Disclosure:
Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

Non- Cash Financing and Investing Activities:
Debt converted to Capital Stock	$29,033	$–	$29,033

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Audited Financial Statements
September 30, 2007 and 2006

1.	Organization

Touchstone Mining Limited (the “Company”) was incorporated on September 12, 2005 in the State of Nevada, USA. It is based in Vancouver, British Columbia, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of mineral resource properties. The Company has the right to conduct exploration work on ten mineral mining claims in Humboldt County, Nevada, USA. Prior to this, the Company’s activities have been limited to its formation and the raising of equity capital.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $42 and $28,120 in cash and cash equivalents at September 30, 2007 and 2006, respectively.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Audited Financial Statements
September 30, 2007 and 2006

Mineral Acquisition and Exploration Costs

The Company has been in the exploration stage since its formation on September 12, 2005 and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Start-Up Costs

In accordance with the American Institute of Certified Public Accountant’s Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/loss by the weighted average number of shares of common stock outstanding during the period.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Audited Financial Statements
September 30, 2007 and 2006

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2007	2006
Net loss	$(29,672)	$(59,786)
Weighted average common shares outstanding (Basic)	3,132,967	847,253
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Diluted)	3,132,967	847,253

Net loss per share (Basic and Diluted)	$(0.01)	$(0.07)

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

Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

(i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date.

(ii) Equity at historical rates.

(iii) Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Audited Financial Statements
September 30, 2007 and 2006

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded since September 12, 2005 (inception) to September 30, 2007.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Environmental Expenditures

The operations of the Company have been, and may in the future be, affected from time to time in varying degree by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the company vary greatly and are not predictable. The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation by application of technically proven and economically feasible measures.

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

Notes to Audited Financial Statements
September 30, 2007 and 2006

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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share and 3,000,000 common shares in forgiveness for debt of $34,502, resulting in total proceeds of $96,502. There were 6,100,000 common shares issued and outstanding at September 30, 2007. Of these shares, 3,300,000 were issued to our director and officer of the Company, 300,000 were issued to a former officer and director, and 2,500,000 were issued to independent investors.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through September 30, 2007 of approximately $93,355 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $33,000 were offset by the valuation allowance that increased by approximately $10,400 and $20,800 during the years ended September 30, 2007 and 2006, respectively.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Audited Financial Statements
September 30, 2007 and 2006

5.	Mineral Property Costs

By agreement dated November 23, 2005 with Mineral Exploration Services Ltd. (“MES”), the Company acquired an option to earn a 100% interest in certain properties consisting of 10 unpatented mineral claims, known as the Boulder Claims, (the Property) located in Humboldt County, Nevada, USA.

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

In addition, the Company must incur exploration expenditures of $50,000 on the Property over five years. A professional geologist recommended a work program of $18,619 consisting of trenching, sampling and geological mapping to determine the source of certain high-grade gold specimens found on the Property. The funds were advanced during October 2006 and the work program was completed during the year ended September 30, 2007. During the year ended September 30, 2007, the Company spent the recommended $18,619 on property option payments and exploration work performed on the Property.

In August 2007, the Company reached an agreement with MES, whereby MES relinquished their rights to the Property. Subsequent to September 30, 2007, the Company proceeded to stake the claims in its own name. The Company is now only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of October 31, 2007, the Company met these obligations.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Audited Financial Statements
September 30, 2007 and 2006

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

At September 30, 2006, the Company was obligated to a director, who is also an officer and a shareholder, for a non-interest bearing demand loan with a balance of $29,033. During the year ended September 30, 2007, the outstanding loan in the amount of $34,502 to this director was satisfied by issuance of 3,000,000 shares of common stock.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has negative working capital of $1,183 and an accumulated deficit of $93,355. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

On January 23, 2007, we received a letter from our auditors, Staley, Okada & Partners, advising that Staley, Okada & Partners had been acquired by PricewaterhouseCoopers and that they were resigning as our auditors effective immediately.

Staley, Okada & Partners’ reported on our financial statements for the past two years and did not issue an adverse opinion or disclaimer of opinion and that opinion was not modified as to uncertainty, audit scope, or accounting principles. In connection with its audit for the most recent fiscal year, or the subsequent interim periods through January 23, 2007, there were no disagreements with Staley, Okada & Partners on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During the year ended September 30, 2006, through the date of resignation, and through the date of our acceptance of Staley, Okada & Partners resignation, there were no disagreements with Staley, Okada & Partners on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Staley, Okada & Partners, would have caused Staley, Okada & Partners to make reference to the subject matter of the disagreement in its reports on our consolidated financial statements for such periods.

On January 25, 2007, we delivered a copy of our report on Form 8-K disclosing the resignation to Staley, Okada & Partners. Staley, Okada & Partners issued a response that it agreed with the foregoing disclosure. A copy of their response is attached hereto as Exhibit 16.1.

On January 23, 2007, we engaged Child, Van Wagoner & Bradshaw, PLLC an independent registered firm of Certified Public Accountants, as our independent accountants with the approval of our board of directors.

ITEM 8A. CONTROLS AND PROCEDURES

Douglas Scheving, our principal executive and financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, he concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide a reasonable level of assurance that information relating to us required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and financial officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8B. OTHER INFORMATION

Not applicable.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL
PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers and Directors

The following table sets forth certain information, as of December 3, 2007, with respect to our sole officer and director:

Name and Address	Age	Positions
Douglas W. Scheving 808 Nelson Street, Suite 2103 Vancouver, B.C., V6Z 2H2	57	President, Chief Financial Officer, Secretary, Treasurer and Director

Douglas Scheving has held the positions of President and director since inception and the positions of Chief Financial Officer, Secretary and Treasurer since October 18, 2007. He is expected to hold said offices/positions until the next annual meeting of our stockholders. Mr. Scheving is our only officer, director, promoter and control person.

Background of Officer and Director

Douglas W. Scheving has been a President and director of the Company since September 12, 2005. Mr. Scheving is also a member of the Board of Directors of Mariposa Resources, Ltd. (since June 2006), an OTCBB quoted company. Since July 1993, Mr. Scheving has held various positions with Golden Glacier Resources Ltd. and Exeter Resource Corporation, each a TSX Venture Exchange listed exploration stage mining company located in Vancouver, British Columbia. Mr. Scheving is currently director and a member of the audit and compensation committees. He has also held the positions of president and secretary. Since October 1997, Mr. Scheving has held various positions with Golden Dynasty Resources Limited, a TSX Venture Exchange listed natural resource company located in Vancouver, British Columbia. He is currently a director, corporate secretary, and member of the audit committee. He previously held the position of president. Mr. Scheving was also president, principal executive officer and a member of the Board of Directors of Electrum Mining Limited from August 2004 until November, 2006. Mr. Scheving was president and director of E-COMBIZ.COM Inc. (a development stage pink sheet company located in Vancouver, British Columbia) from December 01, 2005 to November 2006. Since April 2001, Mr. Scheving has been the owner of Corporate Administrative Services Limited located in Vancouver, British Columbia. Corporate Administrative Services Limited is engaged in the business of bookkeeping, invoice paying and providing office services. Mr. Scheving devotes up to 10% of his time or approximately four hours per work week to Touchstone Mining Limited.

Involvement in Certain Legal Proceedings

To our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment was not subsequently reversed, suspended or vacated; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Board of Directors

None of our directors receive any remuneration for acting as such. Directors may however be reimbursed their expenses, if any, for attendance at meetings of the Board of Directors. Our Board of Directors may designate from among its members an executive committee and one or more other committees. No such committees have been appointed to date. Accordingly, we do not have an audit committee or an audit committee financial expert. We are presently not required to have an audit committee financial expert and do not believe we otherwise need one at this time due to our lack of material business operations. Similarly we do not have a nominating committee or a committee performing similar functions. Our entire board serves the functions of an audit committee and a nominating committee. We have not implemented procedures by which our security holders may recommend board nominees to us but expect to do so in the future, when and if we engage in material business operations.

We are not presently required to have independent directors. Our sole director, Douglas Scheving is not independent. If we ever become a listed issuer whose securities are listed on a national securities exchange or on an automated inter-dealer quotation system of a national securities association, which has independent director requirements, we intend to comply with all applicable requirements relating to director independence.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is attached hereto as Exhibit 14.1. We will also provide to any person, without charge and upon request, a copy of the code of ethics. Any such request must be made in writing to us at, 808 Nelson Street, Suite 2103, Vancouver, B.C. V6Z 2H2 Canada.

ITEM 10.  Executive Compensation

The following table sets forth information concerning the total compensation paid or accrued by us during the two years ended September 30, 2007 to

(i)	all individuals serving as Touchstone’s principal executive officer or acting in a similar capacity during the last completed fiscal year (“PEO”), regardless of compensation level;

(ii)
Touchstone’s two most highly compensated executive officers other than the PEO who (A) served as executive officers at the end of the last completed fiscal year and (B) received annual compensation during the last completed fiscal year in excess of $100,000; and

(iii)
up to two additional individuals for whom disclosure would have been provided pursuant to subsection (ii) of this paragraph but for the fact that the individual was not serving as an executive officer of Touchstone at the end of the last completed fiscal year.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Douglas Scheving,	2007	0	0	0	0	0	0	0	0
President, CFO, Director (PEO)	2006	0	0	0	0	0	0	0	0

Currently, none of our officers or directors is being compensated for their services during the development stage of our business operations.

We have not paid any salaries in 2007, and we do not anticipate paying any salaries at any time in 2007. We will not begin paying salaries until we have adequate funds to do so.

The officers and directors are reimbursed for any out-of-pocket expenses they incur on our behalf. In addition, in the future, we may approve payment of salaries for our officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health insurance, life insurance or any other benefits available to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards; Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Douglas Scheving	0	0	0	0	0	0	0	0	0

We have not issued any stock options or maintained any stock option or other incentive plans since our inception. We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it is profitable to do so.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the Board of Directors or for special assignments. During the fiscal year ended September 30, 2007, there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

Indemnification

Under our bylaws, the Company will indemnify any person who was or is a party or is threatened to be made a party to any proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the Company) by reason of the fact that such person is or was a director, trustee, officer, employee or agent of the Company, or is or was serving at the request of the Company as a director, trustee, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys’ fees), judgment, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding if such person acted in good faith and in a manner such person reasonable believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, had no reasonable cause to believe such person’s conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contendere or its equivalent, will not, of itself, create a presumption that the person did not act in good faith and in a manner which such person reasonably believed to be in or not opposed to the best interests of the Company, and with respect to any criminal action proceeding, had reasonable cause to believe that such person’s conduct was unlawful.

Regarding indemnification for liabilities arising under the Securities Act, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 3, 2007 by (i) each person or entity known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of such date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Douglas W. Scheving	3,300,000*	54%**

Common Stock	All officers and directors as a group(1 person)	3,300,000*	54%**

* The beneficial owner currently has no right to acquire shares, within 60 days of December 3, 2007, from options, warrants, rights, conversion privileges or similar obligations.

**The percentage ownership is calculated based on 6,100,000 shares of our common stock issued and outstanding as of December 3, 2007.

Securities Authorized for Issuance under Equity Compensation Plans

We do not presently maintain any equity compensation plans and have not maintained any such plans since our inception.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
DIRECTOR INDEPENDENCE

In September 2005, we issued a total of 600,000 shares of restricted common stock to Douglas Scheving and Jack BesMargian, our then directors and officers. This was accounted for as an issuance of shares of common stock in the amount of $12,000. In September 2007, we issued 3,000,000 shares of restricted common stock to Douglas Scheving, in exchange for the forgiveness of $34,502 that we owed to him. These shares of common stock are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act.

Effective October 18, 2007, Jack BesMargian resigned as our Chief Financial Officer, Secretary, Treasurer and a director. His resignation did not result from any disagreement with us.

Effective October 18, 2007, Douglas Scheving, our President and a director, was appointed as our Chief Financial Officer, Secretary and Treasurer to fill the positions vacated by Mr. BesMargian.

Mr. Scheving, our sole director, is not independent under the independence standards under Item 407(a)(1) of Regulation S-B.

ITEM 13.  EXHIBITS

Exhibits

The following Exhibits are being filed with this report on Form 10-KSB:

Exhibit No.	SEC Report Reference Number	Description

3.1	3.1	Articles of Incorporation of Registrant(1)

3.2	3.2	Bylaws of Registrant(1)

10.1	10.1	Stock Purchase Agreement, dated September 26, 2007, between Touchstone Mining Limited and Douglas Scheving(2)

14.1	14.1	Code of Ethics(3)

16.1	16.1	Letter from Staley, Okada & Partners(4)

21		List of Subsidiaries of Registrant(5)

23.1		Consent of Staley, Okada & Partners(5)

31.1		Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002(5)

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)
Filed with the Securities and Exchange Commission on December 27, 2005 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-130696), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on October 1, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(3)
Filed with the Securities and Exchange Commission on December 22, 2006 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-KSB for the year ended September 30, 2006, which exhibit is incorporated herein by reference.

(4)
Filed with the Securities and Exchange Commission on January 26, 2007 as an exhibit, numbered as indicated above, to the Registrant’s Current Report on Form 8-K, which exhibit is incorporated herein by reference.

(5)	Filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our principal accountant for services rendered during the fiscal years ended September 30, 2007 and 2006, respectively, are set forth in the table below:

Fee Category	Year ended September 30, 2007	Year ended September 30, 2006
Audit fees (1)	$2,965	$12,577
Audit-related fees (2)	0	0
Tax fees (3)	$1,211	$836
All other fees (4)	0	0
Total fees	$4,176	$13,413

(1)
“Audit fees” consists of fees incurred for professional services rendered for the audit of annual financial statements, for reviews of interim financial statements included in our quarterly reports on Form 10-QSB and for services that are normally provided in connection with statutory and regulatory filings or engagements.

(2)
“Audit-related fees” consists of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3)
“Tax fees” consists of fees billed for professional services relating to tax compliance, tax advice and tax planning, consisting of preparation of our corporate tax returns for the periods ended September 30, 2006 and 2005.

(4)	“All other fees” consists of fees billed for all other services.

Audit Committee’s Pre-Approval Policies and Procedures

We do not at this time have an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented. The Board of Directors will have to pre-approve the engagement of our principal independent accountants to provide non-audit services. Non-audit services, consisting of the preparation of corporate tax returns by our principal independent accountants in 2007 and 2006, were not pre-approved pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the Board of Directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 14, 2007	TOUCHSTONE MINING LIMITED

	By:	/s/ Douglas W. Scheving
Name: Douglas W. Scheving
Title: President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Douglas W. Scheving	President (principal executive	December 14, 2007
Douglas W. Scheving	officer), Chief Financial Officer (principal financial officer) and sole member of the Board of Directors