Form 10QSB
period 2007-12-31
Touchstone Mining LTD
filed 2008-02-15
CIK 1347858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-130696

Touchstone Mining Limited

(Exact name of small business issuer as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

808 Nelson Street, Suite 2103 Vancouver, British Columbia	V6Z 2HZ
(Address of principal executive offices)	(Zip Code)

(604) 684-7619

(Registrant’s telephone number, including area code)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of February 7, 2008, there were 6,100,000 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TOUCHSTONE MINING LIMITED
DECEMBER 31, 2007 QUARTERLY REPORT ON FORM 10-QSB

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation”.

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
The accompanying interim unaudited financial statements of Touchstone Mining Limited (a Nevada corporation) are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent audited financial statements for the year ended September 30, 2007 included in a Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on December 14, 2007. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the period ended December 31, 2007 are not necessarily indicative of the operating results that may be expected for the full year ending September 30, 2008.
PAGE

Balance Sheets as at December 31, 2007 (unaudited) and September 30, 2007	5

Statements of Operations for the three months ended December 31, 2007 and 2006 and for the period from inception (September 12, 2005) to December 31, 2007 (unaudited)	6

Statements of Cash Flows for the three months ended December 31, 2007 and 2006 and for the period from Inception (September 12, 2005) to December 31, 2007 (unaudited)	7

Notes to Financial Statements (unaudited)	8

Touchstone Mining Limited
(An Exploration Stage Company)

Balance Sheets

ASSETS	As at December 31, 2007 (Unaudited)	As at September 30, 2007
Current
Cash and cash equivalents	$59	$42
Total current assets	59	42

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,389	$4,372

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$16,163	$1,225
Due to related party (Note 6)	400	-

TOTAL LIABILITIES	16,563	1,225

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,100,000 common shares	61	61
Capital in excess of par value	96,441	96,441
Deficit accumulated during the exploration stage	(108,676)	(93,355)
Total stockholders’ equity (deficit)	(12,174)	3,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,389	$4,372

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Interim Statements of Operations
(Unaudited)

			Cumulative from Inception (September 12,
	Three Months Ended December 31,		2005) to December 31,
	2007	2006	2007
Income	$-	$-	$-

Expenses
Mineral property costs	3,331	18,619	32,120
Professional fees	9,642	2,325	71,610
Office and administrative	2,348	1,537	4,476
Total Operating Expenses	15,321	22,481	108,206
Foreign currency transaction (loss)	-	-	(470)
Other Income (Expense)	-	-	-

Net Loss Applicable to Common Shares	$(15,321)	$(22,481)	$(108,676)

Foreign currency translation adjustment	-	(14)	-

Comprehensive loss	$(15,321)	$(22,495)	$(108,676)

Basic and Diluted Loss per Common Share	$(0.003)	$(0.007)

Weighted Average Number of Common Shares Outstanding	6,100,000	3,100,000

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative from Inception (September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2007	2006	2007

Cash Flow from Operating Activities:
Loss for the period	$(15,321)	$(22,481)	$(108,676)

Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	14,938	2,025	16,163
Net cash used in operating activities	(383)	(20,456)	(92,513)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Advances from related party	400	1,491	34,902
Issuance of capital stock	-	-	62,000
Net cash provided by financing activities	400	1,491	96,902

Effect of Foreign Currency Translation Adjustment	-	(14)	-

Net Increase (Decrease) in Cash and Cash Equivalents	17	(18,979)	59
Cash and Cash equivalents – Beginning of period	42	28,120	-
Cash and Cash Equivalents – End of Period	$59	$9,141	$59

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non- Cash Financing and Investing Activities:
Debt converted to Capital Stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $59 in cash and cash equivalents at December 31, 2007.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007

2.	Significant Accounting Policies (continued)

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2007	2006

Net loss	$(15,321)	$(22,481)

Weighted average common shares
Outstanding (Basic)	6,100,000	3,100,000
Options	-	-
Warrants	-	-

Weighted average common shares Outstanding (Diluted)	6,100,000	3,100,000

Net loss per share (Basic and Diluted)	$(0.003)	$(0.007)

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007

2.	Significant Accounting Policies (continued)

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of stockholders’ equity as a component of other comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income.

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded since September 12, 2005 (inception) to December 31, 2007.

Risks and Uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007

2.	Significant Accounting Policies (continued)

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

Recent Accounting Pronouncements

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods with those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, FASB issued a revision to Financial Accounting Standards No. 141 (revised 2007), “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007

2.	Significant Accounting Policies (continued)

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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share and 3,000,000 common shares in forgiveness for debt of $34,502, resulting in total proceeds of $96,502. There were 6,100,000 common shares issued and outstanding at December 31, 2007. Of these shares, 3,300,000 were issued to our director and officer of the Company, 300,000 were issued to a former officer and director, and 2,500,000 were issued to independent investors.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through December 31, 2007 of approximately $108,676 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $38,000 were offset by the valuation allowance that increased by approximately $5,000 during the period ended December 31, 2007.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished their rights to the Property. During the period ended December 31, 2007, the Company proceeded to stake the claims in its own name. The Company is now only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of December 31, 2007, the Company met these obligations.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
December 31, 2007
5.	Mineral Property Costs (continued)

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

At December 31, 2007, the Company was obligated to a director, who is also an officer and a stockholder, for a non-interest bearing demand loan with a balance of $400. Interest has not been imputed, due to its immateriality. During the year ended September 30, 2007, the outstanding loan in the amount of $34,502 to this director was satisfied by issuance of 3,000,000 shares of common stock.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2007, the Company had working capital deficiency of $16,504 and an accumulated deficit of $108,676. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the exploration stage is dependent upon, among other things, obtaining additional financing to continue operations, explore and develop the mineral properties and the discovery, development and sale of ore reserves.

In August 2007, the Company determined to discontinue its exploration efforts on its mineral property and to look at other ventures of interest.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

8.	Subsequent Events

As authorized by the Board of Directors on February 6, 2008 and pursuant to terms set forth in a private placement, the Company issued 138, 889 shares of its common stock to an independent investor at $0.36 per share for total proceeds of $50,000.

ITEM 2. PLAN OF OPERATION

We were incorporated in the State of Nevada on September 12, 2005. We intended to engage in the acquisition, exploration and development of mineral deposits and reserves, but we have been unsuccessful in this area. The only operations we have engaged in are exploration work on a property in Humboldt County, Nevada. In August 2007, we determined to discontinue our exploration efforts at this property and to look at other ventures of interest. These ventures may involve sales of our debt or equity securities in merger, acquisition or similar transactions.

In its report on our September 30, 2007 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from September 12, 2005 (inception) to December 31, 2007, we recorded a net loss of $108,676. Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

At the present time, we have minimal operating costs and expenses due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions. We do not currently engage in any product research and development, other than maintaining a mineral mining claim. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Douglas W. Scheving, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiary, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold by us during the quarterly period covered by this Report.

ITEM 5. OTHER INFORMATION

On October 18, 2007 Jack N. BesMargian resigned as our chief financial officer, secretary, treasurer and director. On the same date, Douglas W. Scheving, our president and a director, was appointed to fill the vacant chief financial officer, secretary and treasurer positions. Mr. BesMargian’s resignation was not the result of any disagreement with us on any matter relating to our operations, policies or practices.

Since October 2007 we have been paying Douglas W. Scheving, our sole executive officer, a salary of $1,000 per month.

In February 2006 we sold 138,889 shares of our common stock at a price of $0.36 per share or an aggregate of $50,000 to one subscriber.

ITEM 6. EXHIBITS

(a)	Exhibits.

	31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
	32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHSTONE MINING LIMITED

Dated: February 14, 2008	By:	/s/ Douglas Scheving
Douglas W. Scheving
President, Chief Executive and
Accounting Officer