Form 10QSB
period 2008-03-31
Touchstone Mining LTD
filed 2008-05-15
CIK 1347858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

As of May 12, 2008, there were 6,238,889 shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TOUCHSTONE MINING LIMITED
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Plan of Operation	16

Item 3.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended March 31, 2008 discusses financial projections, information or expectations about our products or markets, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Interim Balance Sheets as at March 31, 2008 (unaudited) and September 30, 2007	5

Interim Statements of Operations for the three months ended March 31, 2008 and 2007, for the six months ended March 31, 2008 and 2007, and for the period from inception (September 12, 2005) to March 31, 2008 (unaudited)	6

Interim Statements of Cash Flows for the six months ended March 31, 2008 and 2007 and for the period from Inception (September 12, 2005) to March 31, 2008 (unaudited)	7

Notes to Interim Financial Statements (unaudited)	8

Touchstone Mining Limited
(An Exploration Stage Company)

Interim Balance Sheets

	As at	As at
	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$39,435	$42
Total current assets	39,435	42

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$43,765	$4,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$6,610	$1,225
Notes Payable-related party (Note 6)	5,000	-

TOTAL LIABILITIES	11,610	1,225

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 (Sept. 30, 2007 - 6,100,000) common shares	62	61
Capital in excess of par value	146,440	96,441
Deficit accumulated during the exploration stage	(114,347)	(93,355)
Total stockholders’ equity	32,155	3,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,765	$4,372

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(September 12, 2005)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2008	2007	2008	2007	2008
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	3,331	18,619	32,120
Professional fees	2,610	1,531	12,252	3,856	74,220
Office and administrative	3,061	65	5,409	1,602	7,537
Total Operating Expenses	5,671	1,596	20,992	24,077	113,877
Foreign currency transaction loss	-	-	-	-	(470)
Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to Common Shares	$(5,671)	$(1,596)	$(20,992)	$(24,077)	$(114,347)

Foreign currency translation adjustment	-	(103)	-	(117)	-

Comprehensive loss	$(5,671)	$(1,699)	$(20,992)	$(24,194)	$(114,347)

Basic and Diluted Loss per Common Share	$(0.001)	$(0.001)	$(0.003)	$(0.008)

Weighted Average Number of
Common Shares Outstanding	6,182,418	3,100,000	6,140,984	3,100,000

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Six Months Ended March 31,		to March 31,
	2008	2007	2008

Cash Flow from Operating Activities:
Loss for the period	$(20,992)	$(24,077)	$(114,347)

Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	5,385	(5,000)	6,610
Net cash used in operating activities	(15,607)	(29,077)	(107,737)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from Notes Payable - related party	8,400	1,430	42,902
Repayments on Notes Payable - related party	(3,400)	-	(3,400)
Issuance of capital stock	50,000	-	112,000
Net cash provided by financing activities	55,000	1,430	151,502

Effect of Foreign Currency Translation Adjustment	-	(117)	-

Net Increase (Decrease) in Cash and Cash Equivalents	39,393	(27,764)	39,435
Cash and Cash equivalents – Beginning of period	42	28,120	-
Cash and Cash Equivalents – End of Period	$39,435	$356	$39,435

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non- Cash Financing and Investing Activities:
Debt converted to Capital Stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008
(Unaudited)

1.	Organization

Touchstone Mining Limited (the “Company”) was incorporated on September 12, 2005 in the State of Nevada, USA. It is based in Vancouver, British Columbia, Canada. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company is an exploration stage company that engages primarily in the acquisition, exploration and development of mineral resource properties. The Company has the right to conduct exploration work on ten mineral mining claims in Humboldt County, Nevada, USA. Prior to this, the Company’s activities have been limited to its formation, the raising of equity capital, and its mining exploration work program.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $39,435 and $42 in cash and cash equivalents at March 31, 2008 and September 30, 2007, respectively.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008

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

Net Income or (Loss) Per Share of Common Stock

The Company has adopted Financial Accounting Standards Board (“FASB”) Statement Number 128, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Net loss	$(5,671)	$(1,596)	$(20,992)	$(24,077)

Weighted average common shares	6,181,418	3,100,000	6,140,984	3,100,000
Outstanding (Basic)
Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares Outstanding (Diluted)	6,182,418	3,100,000	6,140,984	3,100,000

Net loss per share (Basic and Diluted)	$(0.001)	$(0.001)	$(0.003)	$(0.008)

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded since September 12, 2005 (inception) to March 31, 2008.

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
March 31, 2008

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

Recent Accounting Pronouncements

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008

2.	Significant Accounting Policies (continued)

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

In September 2006, FASB issued Financial Accounting Standards No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective in the first fiscal year that begins after October 1, 2009 for the Company.

None of the above new pronouncements has current application to the Company, but will be implemented in the Company’s future financial reporting when applicable.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008

3.	Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share. Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share, 138,889 common shares at $0.36 per share, and 3,000,000 common shares in satisfaction of debt of $34,502, resulting in total proceeds of $146,502. There were 6,238,889 common shares issued and outstanding at March 31, 2008.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal exploration stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through March 31, 2008 of $114,347 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $40,000 were offset by the valuation allowance that increased by approximately $7,500 and $8,500 during the six months ended March 31, 2008 and 2007, respectively.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished their rights to the Property. During the period ended March 31, 2008, the Company proceeded to stake the claims in its own name. The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of March 31, 2008, the Company met these obligations.

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

At March 31, 2008, the Company was obligated to a stockholder, for a non-interest bearing demand loan with a balance of $5,000. Interest has not been imputed, due to its immateriality.

Touchstone Mining Limited
(An Exploration Stage Company)

Notes to Interim Financial Statements
March 31, 2008

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2008, the Company had working capital of $27,825 and an accumulated deficit of $114,347. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

In its report on our September 30, 2007 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from September 12, 2005 (inception) to March 31, 2008, we have accumulated a deficit of $114,347. Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to general positive cash flows.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Douglas W. Scheving, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 6, 2008, we sold 138,889 shares of our common stock to one investor at a price of $0.36 per share, or $50,000 cash in the aggregate, in a private placement exempt from registration under the federal securities laws pursuant to Section 4(2) of the Securities Act of 1933, as amended. There was no underwriter involved in this transaction and no underwriting discounts or commissions paid in connection with this sale.

ITEM 6. EXHIBITS

(a)  Exhibits.

31.1/31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1/32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHSTONE MINING LIMITED

Dated: May 15, 2008	By:	/s/ Douglas Scheving
Douglas W. Scheving
President, Chief Executive and
Accounting Officer