Form 10QSB
period 2008-06-30
Touchstone Mining LTD
filed 2008-08-14
CIK 1347858

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 333-130696

Touchstone Mining Limited

(Exact name of small business issuer as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11923 SW 37th Terrace, Miami, FL 33175

(Address of principal executive offices)

212.400.6900

(Registrant’s telephone number, including area code)

(Former name if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2). Yes ☒ No ☐

As of August 11, 2008, there were [6,238,889] shares of the issuer’s common stock, par value $0.00001, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TOUCHSTONE MINING LIMITED
JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-QSB
TABLE OF CONTENTS

		PAGE

	Special Note Regarding Forward Looking Information	3

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements	4

Item 2.	Plan of Operation	16

Item 3.	Controls and Procedures	16

	PART II - OTHER INFORMATION

Item 6.	Exhibits	17

Signatures

Exhibit 31.1

Exhibit 32.1

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

To the extent that the information presented in this Quarterly Report on Form 10-QSB for the quarter ended June 30, 2008 discusses financial projections, information or expectations about our products or markets, or changes to our business plans, or otherwise makes statements about future events, such statements are forward-looking. We are making these forward-looking statements in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These risks and uncertainties are described, among other places in this Quarterly Report, in “Plan of Operation.”

In addition, we disclaim any obligations to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report. When considering such forward-looking statements, you should keep in mind the risks referenced above and the other cautionary statements in this Quarterly Report.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-KSB filed with the SEC on December 14, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Interim Balance Sheets as at June 30, 2008 (unaudited) and September 30, 2007	5

Interim Statements of Operations for the three months ended June 30, 2008 and 2007, for the nine months ended June 30, 2008 and 2007, and for the period from inception (September 12, 2005) to June 30, 2008 (unaudited)	6

Interim Statements of Cash Flows for the nine months ended June 30, 2008 and 2007 and for the period from Inception (September 12, 2005) to June 30, 2008 (unaudited)	7

Interim Notes to Financial Statements (unaudited)	8

Touchstone Mining Limited
(A Development Stage Company)

Interim Balance Sheets

	As at	As at
	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Current
Cash and cash equivalents	$15,940	$42
Total current assets	15,940	42

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$20,270	$4,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current
Accounts payable and accrued liabilities	$6,023	$1,225

TOTAL LIABILITIES	6,023	1,225

STOCKHOLDERS’ EQUITY
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 (Sept. 30, 2007 - 6,100,000) common shares	62	61
Capital in excess of par value	146,440	96,441
Deficit accumulated during the development stage	(132,255)	(93,355)
Total stockholders’ equity	14,247	3,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,270	$4,372

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(September 12, 2005)
	Three Months Ended June 30,		Nine Months Ended June 30,		to June 30,
	2008	2007	2008	2007	2008
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	3,331	18,619	32,120
Professional fees	14,815	1,758	27,067	5,614	89,035
Office and administrative	3,093	33	8,502	1,635	10,630
Total Operating Expenses	17,908	1,791	38,900	25,868	131,785
Foreign currency transaction loss	-	-	-	-	(470)
Other Income (Expense)	-	-	-	-	-

Net Loss Applicable to Common Shares	$(17,908)	$(1,791)	$(38,900)	$(25,868)	$(132,255)

Foreign currency translation adjustment	-	(238)	-	(355)	-

Comprehensive loss	$(17,908)	$(2,029)	$(38,900)	$(26,223)	$(132,255)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of Common Shares Outstanding	6,238,889	3,100,000	6,173,769	3,100,000

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Nine Months Ended June 30,		to June 30,
	2008	2007	2008

Cash Flow from Operating Activities:
Loss for the period	$(38,900)	$(25,868)	$(132,255)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	4,798	(5,000)	6,023
Net cash used in operating activities	(34,102)	(30,868)	(126,232)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from notes payable – related party	8,400	3,669	42,902
Payments on notes payable – related party	(8,400)	-	(8,400)
Issuance of capital stock	50,000	-	112,000
Net cash provided by financing activities	50,000	3,669	146,502

Effect of Foreign Currency Translation Adjustment	-	(355)	-

Net Increase (Decrease) in Cash and Cash Equivalents	15,898	(27,554)	15,940
Cash and Cash equivalents - Beginning of Period	42	28,120	-
Cash and Cash Equivalents - End of Period	$15,940	$566	$15,940

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Debt converted to Capital Stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

1.     Organization

Touchstone Mining Limited (the “Company”) was incorporated on September 12, 2005 in the State of Nevada, USA. It is based in Miami, Florida. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company was initially incorporated for the purpose of engaging in the acquisition, exploration and development of mineral resource properties. The Company has obtained the right to conduct exploration work on ten mineral mining claims in Humboldt County, Nevada, USA. Prior to this, the Company’s activities have been limited to its formation, the raising of equity capital, and its mining exploration work program. Although the Company has not disposed of its interest in its mining properties (Note 5), it has discontinued exploration on the property and is actively seeking other ventures of interest that may include, but not be limited to, mergers, acquisitions and similar transactions.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $15,940 and $42 in cash and cash equivalents at June 30, 2008 and September 30, 2007, respectively.

Mineral Acquisition and Exploration Costs

The Company has been in the development stage since its formation on September 12, 2005 and has not yet realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration and development of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

2.     Significant Accounting Policies (continued)

Start-Up Costs

In accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Net loss applicable to common shares	$(17,908)	$(1,791)	$(38,900)	$(25,868)

Weighted average common shares
Outstanding (Basic)	6,238,889	3,100,000	6,173,769	3,100,000
Options	-	-	-	-
Warrants	-	-	-	-

Weighted average common shares Outstanding (Diluted)	6,238,889	3,100,000	6,173,769	3,100,000

Net loss per share (Basic and Diluted)	$(0.003)	$(0.001)	$(0.006)	$(0.008)

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

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

Foreign Currency Translations

The Company’s functional currency since inception has been the Canadian dollar, while the Company’s reporting currency is the U.S. dollar. During the quarter, the Company moved its headquarters from British Columbia, Canada to Miami, Florida. In addition, the Company has recently ceased exploration work on its Canadian mine and is pursuing other ventures of interest. In light of these significant changes in circumstances, the Company has elected the U.S. dollar as its functional currency. Since the Company has closed its Canadian bank account and does not have any accumulated foreign currency translation adjustments, it is anticipated that the change in functional currency will not impact the Company's financial reporting. Any transactions that may be initiated in Canadian dollars in the future will be translated into U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation,” as follows:

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period. No significant realized exchange gains or losses were recorded since September 12, 2005 (inception) to June 30, 2008.

Risks and Uncertainties

The Company previously operated in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

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

Recent Accounting Pronouncements

In May 2008, FASB issued Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

2.     Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2008, FASB issued Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

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
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share, 138,889 common shares at $0.36 per share, and 3,000,000 common shares in satisfaction of debt of $34,502, resulting in total proceeds of $146,502. There were 6,238,889 common shares issued and outstanding at June 30, 2008.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

4.     Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal Development Stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through June 30, 2008 of $132,255 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $46,000 were offset by the valuation allowance that increased by approximately $13,500 and $9,100 during the nine months ended June 30, 2008 and 2007, respectively.

5.     Mineral Property Costs

By agreement dated November 23, 2005 with Mineral Exploration Services Ltd. (“MES”), the Company acquired an option to earn a 100% interest in certain properties consisting of 10 unpatented mineral claims, known as the Boulder Claims (the “Property”) located in Humboldt County, Nevada, USA.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property. During the period ended June 30, 2008, the Company proceeded to stake the claims in its own name. The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property. As of June 30, 2008, the Company met these obligations.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Interim Financial Statements
June 30, 2008

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

6.     Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2008, the Company had working capital of $9,917 and an accumulated deficit of $132,255. The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

The ability of the Company to emerge from the Development Stage is dependent upon, among other things, obtaining additional financing to continue operations.

In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2. PLAN OF OPERATIONS

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

In its report on our September 30, 2007 audited financial statements, our auditors expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have been in the development stage and have had no revenues since inception. For the period from September 12, 2005 (inception) to June 30, 2008, we have accumulated a deficit of $132,255. Our continuation as a going concern is dependent on future events, including our ability to raise additional capital and to generate positive cash flows.

At the present time, we have minimal operating costs and expenses due to our limited business activities. Accordingly, absent changed circumstances, we will not be required to raise additional capital over the next twelve months, although we may do so in connection with or in anticipation of possible merger or acquisition transactions. We do not currently engage in any product research and development, other than maintaining a mineral mining claim. We have no present plans to purchase or sell any plant or significant equipment. We also have no present plans to add employees, although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our senior management, consisting of Nanuk Warman, our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1         Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHSTONE MINING LIMITED

Dated: August 14, 2008	By:	/s/ Nanuk Warman
Nanuk Warman,
President, Chief Executive and
Chief Financial Officer