Form 10-K
period 2008-09-30
Touchstone Mining LTD
filed 2008-12-29
CIK 1347858

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: September 30, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-130696

Touchstone Mining Limited
(Exact name of Registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11923 SW 37 Terrace, Miami, FL	33175
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (305) 667-9456

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☒   No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of December 23, 2008, there were 6,238,889 shares of the Registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 2,938,889 shares are held by non-affiliates of the Registrant.  The market value of securities held by non-affiliates is $0 as our stock does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE
If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933, as amended (“Securities Act”).
Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Touchstone,” “we,” “us,” or “our” are to Touchstone Mining Limited.

PART I

ITEM 1.          BUSINESS

Company Overview

We were incorporated in the State of Nevada on September 12, 2005 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On November 23, 2005 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) with Mineral Exploration Services, Ltd. (“MES”) pursuant to which we acquired an option to purchase certain unpatented mineral mining claims.  The related property consisted of ten lode mineral claims located on approximately 200 acres in Humboldt County, Nevada.  Under the terms of the Agreement, we agreed to pay MES an aggregate of $50,000 over five years and to make exploration expenditures on the property of $50,000 over the same five year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in August 2007, we ceased exploration on the prospect.  On August 16, 2007 we notified MES of our intention to return the property via a quit claim deed.  At that time, MES informed us that it no longer wanted to retain the claim or the property and MES subsequently allowed such claim to lapse.  Our Agreement with MES was terminated as of September 16, 2007.  At the time of the termination, we had paid MES an aggregate of $7,000 under the Agreement.  In October 2007, we re-staked the claims in the property and paid the necessary fees to the Bureau of Land Management.  The lease to the property is currently in our name.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through the present, we have determined to look at other ventures of merit to enhance shareholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights, or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of December 23, 2008 our only employee is our sole executive officer.

Change of Control

On June 9, 2008 Douglas Scheving sold 3,300,000 shares of our common stock to Nanuk Warman in a private transaction.  These shares presently represent approximately 52.9% of our outstanding common shares.

ITEM 1A.       RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $82,146 and $29,672 during the years ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, our accumulated deficit was $175,501. We have not achieved revenues since our inception.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended September 30, 2008 were prepared on a going concern basis in accordance with United States generally accepted accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to curtail or cease operations. However, we cannot guarantee that will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance accepted that we will be able to continue as a going concern.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors, and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived personal risk associated with these rules and regulations may deter qualified individuals from accepting roles as directors and executive officers.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of September 30, 2008, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We have no present business operations. Accordingly, you have little basis upon which to evaluate our ability to achieve future business success.

We were formed to engage in the acquisition, exploration and development of mineral deposits and reserves.  We discontinued operations in this area in August 2007.  We are presently looking at other ventures of merit but, to date, have not found any suitable ventures.  No assurance can be given that we will ever locate and establish a suitable business venture.  Our operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business.

We may be unable to obtain additional capital that we will require to implement our business plan, which would restrict our ability to grow.

We have a limited amount of working capital that will not be sufficient to fully fund our planned operations. We will require additional capital to continue to operate and expand our business. We may be unable to obtain the additional capital required.

Future acquisitions, as well as administrative requirements (such as salaries, insurance expenses, and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not be able to obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets and our status as an enterprise without a demonstrated operating history.  If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses, and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We may not be able to effectively expand operations or manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity, and good faith of our management and other personnel in conducting our intended business. We presently have a small management team consisting of our sole executive officer that we expect to expand in conjunction with our planned acquisition activities. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business. We presently do not maintain “key man” life insurance on any member of our management team.  If we are unable to attract and retain key personnel, our business may be adversely affected.

There has been a limited trading market for our common stock that may impair your ability to sell your shares.

There has not been a trading market for our common stock since our inception. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other assets or companies by using common stock as consideration.

Our common stock is currently quoted on the NASD’s Over-the-Counter Bulletin Board under the symbol “THSM.OB.” As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC rules governing the trading of “penny stocks” will limit the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.          PROPERTIES

Our principal executive office is located at 11923 SW 37 Terrace, Miami, Florida 33175.  The office space is shared office space in which we have use of a 160 square foot office.  The office is provided to us on a rent free basis by our President, Nanuk Warman.

ITEM 3.          LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

“Bid” and ”ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “THSM.OB.”  However, our stock has never traded.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2008	$0.51	$0.51
June 30, 2008	$0.51	$0.51
March 31, 2008	$0.51	$0.51
December 31, 2007	$0.51	$0.51
September 30, 2007	$0.51	$0.51
June 30, 2007	$0.51	$0.51
March 31, 2007	$0.51	$0.51
December 31, 2006	N/A	N/A

As of December 1, 2008, we had 13 stockholders of record of our common stock.

Dividends

We have never declared any cash dividends with respect to our common stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2008, we issued the following securities without registration under the Securities Act of 1933:

On February 6, 2008 we sold 138,889 shares of our common stock to one person at a price of $0.36 per share, or an aggregate of $50,000.  The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, since the issuance did not involve a public offering, the recipient had access to information that would be included in a registration statement, the recipient took the shares for investment and not resale, and we took appropriate measures to restrict resale.

ITEM 6.          SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted no material operations during the year ended September 30, 2008 and do not have any present operations. During the year ended September 30, 2008, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of September 30, 2008 and 2007, we had cash of $7,591 and $42, current assets of $7,591 and $42 and current liabilities of $40,920 and $1,225, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed to engage in the acquisition, exploration and development of mineral deposits and reserves.  We conducted minimal operations in this line of business and in August 2007 decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing stockholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

We have minimal operating costs and expenses at the present time due to our limited business activities.  Accordingly, absent changed circumstances, we will not be required to raise significant capital over the next twelve months, although we may do so in connection with or in anticipation of possible acquisition transactions.  We do not currently engage in any product research and development and have no plans to do so in the foreseeable future.  We have no present plans to purchase or sell any plant or significant equipment.  We also have no present plans to add employees although we may do so in the future if we engage in any merger or acquisition transactions.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.[T]  CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Nanuk Warman, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Officers’ Certifications

Appearing as exhibits to this Annual Report are “Certifications” of our Chief Executive Officer and Chief Financial Officer.  The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”).  This section of the Annual Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification.  This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers, Directors and Key Employees

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal.  Officers serve for such terms as determined by our board of directors.  Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal.  No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of December 23, 2008, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Nanuk Warman	Chief Executive and Financial Officer, President, Secretary, Treasurer, and Director	36	June 9, 2008

Certain biographical information of our director and officer is set forth below.

Nanuk Warman

Nanuk Warman has served as our President, Chief Executive and Financial Officer, Secretary, Treasurer, and Director since June 9, 2008.  Mr. Warman has been President, Chief Executive and Financial Officer, Treasurer, and Member of the Board of Directors of Mariposa Resources since May 31, 2006. He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. As of August, 2007, he has earned the right to use the Chartered Financial Analyst (CFA) designation and is a member in good standing with the CFA Institute. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. From December 2006 - present, he is serving as a director of Coastline Corporate Services, Inc., a Florida company that is quoted on the OTCBB under the symbol “CCSV.”  From 2000 - 2003, he served as president of Neutron Enterprises, Inc., a company that currently trades on the OTCBB under the symbol of “STKG.”

Employment Agreements

We have no formal employment agreements with any of our employees.  We presently pay Mr. Warman under an informal arrangement in which we are paying Mr. Warman approximately $8,000 per year.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our stockholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

Audit Committee

We do not have a standing audit committee, an audit committee financial expert, or any committee or person performing a similar function.  We currently have limited working capital and no revenues.  Management does not believe that it would be in our best interests at this time to retain independent directors to sit on an audit committee.  If we are able to raise sufficient financing in the future, then we will likely seek out and retain independent directors and form an audit, compensation committee and other applicable committees.

Board of Directors

Our only director is our sole executive officer.  He is not an independent director.  We do not pay him for attending board meetings.  He is reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem, as no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our board, it is not practical for us to have committees.  If we are able to grow our business and increase our operations, we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2006 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Touchstone Mining Limited at 11923 SW 37 Terrace, Miami, FL 33175.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2008 and 2007 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2008 that received annual compensation during the fiscal year ended September 30, 2008 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Douglas Scheving,(1) Chief Executive Officer	2008 2007	7,000 2,000	0 0	0 0	0 0	0 0	0 0	0 0	7,000 2,000

Nanuk Warman,(2) Chief Executive Officer	2008 2007	2,000 0	0 0	0 0	0 0	0 0	0 0	0 0	2,000 0

Jack N. BesMargian,(3) Chief Financial Officer	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0

(1)
Douglas Scheving served as our President, Chief Executive Officer, and as a Director from September 12, 2005 until June 9, 2008, and served as our Chief Financial Officer, Secretary, and Treasurer from October 18, 2007 to June 9, 2008.

(2)	Nanuk Warman has served as our sole executive officer and as a Director from June 9, 2008 through the present.

(3)	Jack N. BesMargian served as our Chief Financial Officer, Secretary, Treasurer, and as a Director from September 12, 2005 to October 18, 2007.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2008 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 23, 2008 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 23, 2008.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

Nanuk Warman (3)	Common Stock, par value $0.00001 per share	3,300,000 Shares (Direct)	52.9%

All officers and directors as a group (1 person)	Common Stock, par value $0.00001 per share	3,300,000 Shares (Direct)	52.9%

(1)
As used herein, the term beneficial ownership with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934 as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, including a right to acquire such power(s) during the next 60 days.  Unless otherwise noted, beneficial ownership consists of sole ownership, voting and investment rights.

(2)	There were 6,238,889 shares of common stock issued and outstanding on December 23, 2008.

(3)	The address for Mr. Warman is 11923 SW 37 Terrace, Miami, Florida 33175.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2007, we issued 3,000,000 shares of our restricted common stock to Douglas Scheving in settlement of $34,502 then owed to him by us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2008	Fiscal year ended September 30, 2007

Audit fees (1)	$10,200	$2,965

Audit-related fees (2)	0	0

Tax fees (3)	300	1,211

All other fees (4)	0	0

Total fees	$10,500	$4,176

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Audit Committee’s Pre-Approval Practice.

We do not have an audit committee.  Our board of directors performs the function of an audit committee.  Section 10A(i) of the Securities Exchange Act of 1934, as amended, prohibits our auditors from performing audit services for us as well as any services not considered to be audit services unless such services are pre-approved by our audit committee or, in cases where no such committee exists, by our board of directors (in lieu of an audit committee) or unless the services meet certain de minimis standards.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	3.2	By-Laws of Registrant (1)

10.1	10.1	Stock Purchase Agreement dated September 26, 2007 between Registrant and Douglas Scheving (2)

14.1	14.1	Code of Ethics (3)

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TOUCHSTONE MINING LIMITED

Dated: December 29, 2008	By:	/s/ Nanuk Warman
Nanuk Warman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of December, 2008.

/s/ Nanuk Warman
Nanuk Warman, President, Chief Executive Officer, Chief Financial Officer and Director

PART IV – FINANCIAL INFORMATION

ITEM 15. FINANCIAL STATEMENTS

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
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Touchstone Mining Limited
Miami, Florida

We have audited the accompanying balance sheets of Touchstone Mining Limited (a development stage company) (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period of September 12, 2005 (inception) through September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period of September 12, 2005 (inception) through September 30, 2006 were audited by other auditors, whose report dated December 15, 2006, expressed an unqualified opinion on those statements and included an explanatory paragraph expressing concern about the Company’s ability to continue as a going concern. The financial statements as of September 30, 2006 reflect an accumulated deficit of $63,683. Our opinion on the statements of operations, stockholders’ equity (deficit) and cash flows for the period of September 12, 2005 (inception) through September 30, 2008 insofar as it relates to amounts for prior periods through September 30, 2006 is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has not generated revenues from operations and has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
December 23, 2008

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets

	As of September 30,
	2008	2007
ASSETS
Current
Cash and cash equivalents	$7,591	$42
Total current assets	7,591	42

Non-Current
Mineral Property Reclamation Bond (Note 5)	4,330	4,330

TOTAL ASSETS	$11,921	$4,372

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current
Accounts payable and accrued liabilities	$40,920	$1,225

TOTAL LIABILITIES	40,920	1,225

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 (6,100,000 – September 30, 2007) common shares	62	61
Capital in excess of par value	146,440	96,441
Deficit accumulated during the development stage	(175,501)	(93,355)
Total stockholders’ equity (deficit)	(28,999)	3,147

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,921	$4,372

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2008	2007	2008
Income	$-	$-	$-

Expenses
Mineral property costs	5,032	18,619	33,821
Professional fees	66,615	8,916	128,583
Office and administrative	10,499	1,667	12,627
Total Operating Expenses	82,146	29,202	175,031

Other Income (Expense)
Foreign currency transaction loss	-	(470)	(470)
Total Other Income (Expense)	-	(470)	(470)

Net Loss Applicable to Common Shares	$(82,146)	$(29,672)	$(175,501)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	6,190,183	3,132,967

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to September 30, 2008

	Common Shares		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Inception – September 12, 2005	–	$–	$–	$–	$–
Common shares issued for cash at $0.02 per
share, September 12, 2005	600,000	6	11,994	–	12,000
Loss for the period	–	–	–	(3,897)	(3,897)
Balance – September 30, 2005	600,000	6	11,994	(3,897)	8,103

Common shares issued for cash at $0.02 per
share, June 22, 2006	2,500,000	25	49,975	–	50,000
Loss for the year	–	–	–	(59,786)	(59,786)
Balance – September 30, 2006	3,100,000	31	61,969	(63,683)	(1,683)

Common shares issued for $34,502 in debt,
September 26, 2007	3,000,000	30	34,472	–	34,502
Loss for the year	–	–	–	(29,672)	(29,672)
Balance – September 30, 2007	6,100,000	61	96,441	(93,355)	3,147

Common shares issued for cash at $0.36 per
share, February 6, 2008	138,889	1	49,999	-	50,000
Loss for the year	-	-	-	(82,146)	(82,146)
Balance – September 30, 2008	6,238,889	$62	$146,440	$(175,501)	$(28,999)

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			From Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2008	2007	2008

Cash Flow from Operating Activities:
Loss for the period	$(82,146)	$(29,672)	$(175,501)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	39,695	(3,875)	40,920
Net cash used in operating activities	(42,451)	(33,547)	(134,581)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from notes payable – related party	-	5,469	34,502
Issuance of common stock	50,000	-	112,000
Net cash provided by financing activities	50,000	5,469	146,502

Net Increase (Decrease) in Cash and Cash Equivalents	7,549	(28,078)	7,591
Cash and Cash Equivalents – Beginning of Period	42	28,120	-
Cash and Cash Equivalents – End of Period	$7,591	$42	$7,591

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Debt converted to common stock	$-	$34,502	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

1.	Organization

Touchstone Mining Limited (the “Company”) was incorporated on September 12, 2005 in the State of Nevada, USA, and is based in Miami, Florida.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

The Company was initially incorporated for the purpose of engaging in the acquisition, exploration, and development of mineral resource properties.  The Company has obtained the right to conduct exploration work on ten mineral mining claims in Humboldt County, Nevada, USA. Prior to this, the Company’s activities have been limited to its formation, the raising of equity capital, and its mining exploration work program.  Although the Company has not disposed of its interest in its mining properties (Note 5), it has discontinued exploration on the property and is actively seeking other ventures of interest that may include, but not be limited to, mergers, acquisitions, or similar transactions.

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

2.	Significant Accounting Policies

Use of Estimates

The preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The Company’s periodic filings with the Securities and Exchange Commission include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $7,591 and $42 in cash and cash equivalents at September 30, 2008 and 2007, respectively.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies(continued)

Mineral Acquisition and Exploration Costs

The Company has been in the development stage since its formation on September 12, 2005 and has not yet realized any revenue from its planned operations. It has been primarily engaged in the acquisition, exploration, and development of mining properties.  Mineral property acquisition and exploration costs are expensed as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized.  Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2008	2007

Net loss applicable to common shares	$(82,146)	$(29,672)

Weighted average common shares
Outstanding (Basic)	6,190,183	3,132,967
Options	-	-
Warrants	-	-
Weighted average common shares
Outstanding (Diluted)	6,190,183	3,132,967

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies(continued)

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

Foreign Currency Translations

The Company’s functional currency since inception has been the Canadian dollar, while the Company’s reporting currency is the U.S. dollar.  During the year, the Company moved its headquarters from British Columbia, Canada to Miami, Florida.  In addition, the Company has recently ceased exploration work on its Canadian mine and is pursuing other ventures of interest.  In light of these significant changes in circumstances, the Company has determined the U.S. dollar to be its functional currency.  Since the Company has closed its Canadian bank account and does not have any accumulated foreign currency translation adjustments, it is anticipated that the change in functional currency will not impact the Company’s financial reporting.  Any transactions that may be initiated in Canadian dollars in the future will be translated into U.S. dollars in accordance with SFAS No. 52 “Foreign Currency Translation” as follows:

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

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date.  If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income for the period.  No significant realized exchange gains or losses were recorded since September 12, 2005 (inception) to September 30, 2008.

Risks and Uncertainties

The Company previously operated in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies(continued)

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

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under SFAS No. 5, “Accounting for Contingencies.” This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.” This Statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In December 2007, the FASB issued a revision to SFAS No. 141 (revised 2007), “Business Combinations.” The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

2.	Significant Accounting Policies (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice.  SFAS No. 157 is effective in the first fiscal year that begins after October 1, 2009 for the Company.

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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at September 30, 2008.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through September 30, 2008 of $175,501 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $61,400 were offset by the valuation allowance that increased by approximately $28,800 and $10,400 during the year ended September 30, 2008 and 2007, respectively.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2008, the Company met these obligations.

Although the Company has not disposed of its interest in the Property, it has discontinued exploration and is currently evaluating its options and is seeking other ventures of interest.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2008 and 2007

5.	Mineral Property Costs (continued)

A $4,330 reclamation bond has been paid to the Bureau of Land Management (BLM) in the State of Nevada.  This bond will be held by the BLM until such time as they determine that the mineral property has been properly reclaimed and indigenous species of plants have been planted and are growing.  Given the uncertainty of any future exploration and/or additional work on the property, that the Company will perform and the additional time needed before a BLM inspector can view the property, this bond has been accounted for as a non-current asset. Minimal costs incurred to restore the property are difficult to estimate and would likely be covered by the bond. Accordingly no accrual for such costs has been made.

6.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at September 30, 2008, the Company had a working capital deficit of $33,329 and an accumulated deficit of $175,501.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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