Form 10-Q
period 2008-12-31
Touchstone Mining LTD
filed 2009-01-29
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-130696

Touchstone Mining Limited
(Exact name of Registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11923 SW 37 Terrace Miami, Florida 33175
(Address of principal executive offices)

(305) 677-9456
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of January 28, 2009, there were 6,238,889 shares of the issuer’s common stock, par value $0.00001, outstanding.

TOUCHSTONE MINING LIMITED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Form 10-K filed with the SEC on December 29, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Balance Sheets as of December 31, 2008 (unaudited) and September 30, 2008	4

Interim Statements of Operations for the three month periods ended December 31, 2008 and 2007 and for the period from September 12, 2005 (inception) to December 31, 2008 (unaudited)	5

Interim Statements of Cash Flows for the three month periods ended December 31, 2008 and 2007 (unaudited)	6

Interim Notes to Unaudited Financial Statements	7

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets

	As of	As of
	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$854	$7,591
Withholding tax receivable	3	-
Total current assets	857	7,591

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$5,187	$11,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$51,542	$40,920

TOTAL LIABILITIES	51,542	40,920

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 common shares	62	62
Capital in excess of par value	146,440	146,440
Deficit accumulated during the development stage	(192,857)	(175,501)
Total stockholders’ deficit	(46,355)	(28,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,187	$11,921

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Operations
(Unaudited)

			Cumulative
			from Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2008	2007	2008
Income	$-	$-	$-

Expenses
Mineral property costs	-	3,331	33,821
Professional fees	15,338	9,642	143,921
Office and administrative	2,030	2,348	14,657
Total Operating Expenses	17,368	15,321	192,399

Other Income (Expense)
Foreign currency transaction loss	-	-	(470)
Interest income	12	-	12
Total Other Income (Expense)	12	-	(458)

Net Loss Applicable to Common Shares	$(17,356)	$(15,321)	$(192,857)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	6,238,889	6,100,000

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2008	2007	2008

Cash Flow from Operating Activities:
Loss for the period	$(17,356)	$(15,321)	$(192,857)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Increase in withholding tax receivable	(3)	-	(3)
Increase in accounts payable and accrued liabilities	10,622	14,938	51,542
Net cash used in operating activities	(6,737)	(383)	(141,318)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from notes payable – related party	-	400	34,502
Issuance of common stock	-	-	112,000
Net cash provided by financing activities	-	400	146,502

Net Increase (Decrease) in Cash and Cash Equivalents	(6,737)	17	854
Cash and Cash Equivalents – Beginning of Period	7,591	42	-
Cash and Cash Equivalents – End of Period	$854	$59	$854

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $854 and $7,591 in cash and cash equivalents at December 31, 2008 and September 30, 2008, respectively.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2008	2007

Net loss applicable to common shares	$(17,356)	$(15,321)

Weighted average common shares
Outstanding (Basic)	6,238,889	6,100,000
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Basic and Diluted)	6,238,889	6,100,000

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
(Unaudited)

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

Foreign Currency Translations

The Company’s functional and reporting currency is the US dollar.  All transactions initiated in other currencies are translated into US dollars using the exchange rate prevailing on the date of transaction.  Monetary assets and liabilities denominated in foreign currencies are translated into US dollars at the rate of exchange in effect at the balance sheet date.  Unrealized exchange gains and losses arising from such transactions are deferred until realization and are included as a separate component of stockholders’ equity (deficit) as a component of comprehensive income or loss. Upon realization, the amount deferred is recognized in income in the period when it is realized.  No significant realized exchange gain or losses were recorded from inception (September 12, 2005) to December 31, 2008.

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

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
(Unaudited)

2.	Significant Accounting Policies(continued)

Recently Issued Accounting Pronouncements

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

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
(Unaudited)

2.	Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at December 31, 2008.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
(Unaudited)

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through December 31, 2008 of $192,857 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $67,500 were offset by the valuation allowance, which increased by approximately $6,000 and $5,000 during the three months ended December 31, 2008 and 2007, respectively.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2008, the Company met these obligations.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2008
(Unaudited)

5.	Mineral Property Costs (continued)

Although the Company has not disposed of its interest in the Property, it has discontinued exploration and is currently evaluating its options and is seeking other ventures of interest.

A $4,330 reclamation bond has been paid to the Bureau of Land Management (BLM) in the State of Nevada.  This bond will be held by the BLM until such time as they determine that the mineral property has been properly reclaimed and indigenous species of plants have been planted and are growing.  Given the uncertainty of any future exploration and/or additional work on the property, that the Company will perform and the additional time needed before a BLM inspector can view the property, this bond has been accounted for as a non-current asset.  Management estimates the costs to restore the property will be nominal and that the entire bond will be recovered as a result.

6.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company had a working capital deficit of $50,685 and an accumulated deficit of $192,857.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2008.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Touchstone,” “we,” “us,” or “our” are to Touchstone Mining Limited.

General Overview

We were incorporated in the State of Nevada on September 12, 2005 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On November 23, 2005 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) with Mineral Exploration Services, Ltd. (“MES”) pursuant to which we acquired an option to purchase certain unpatented mineral mining claims.  The related property consisted of ten lode mineral claims located on approximately 200 acres in Humboldt County, Nevada.  Under the terms of the Agreement, we agreed to pay MES an aggregate of $50,000 over five years and to make exploration expenditures on the property of $50,000 over the same five year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in August 2007, we ceased exploration on the prospect.  On August 16, 2007 we notified MES of our intention to return the property via a quit claim deed.  At that time, MES informed us that it no longer wanted to retain the claim or the property and MES subsequently allowed such claim to lapse.  Our Agreement with MES was terminated as of September 16, 2007.  At the time of the termination, we had paid MES an aggregate of $7,000 under the Agreement.  In October 2007, we re-staked the claims in the property and paid the necessary fees to the Bureau of Land Management.  The lease to the property is currently in our name.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through the present, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Results of Operations

We conducted no material operations during the quarter ended December 31, 2008 and do not have any present operations. During the quarter ended December 31, 2008, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2008 and September 30, 2008, we had cash of $854 and $7,591, current assets of $857 and $7,591 and current liabilities of $51,542 and $40,920, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed to engage in the acquisition, exploration and development of mineral deposits and reserves.  We conducted minimal operations in this line of business and in August 2007 decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as a means of enhancing stockholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

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

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have not formed any special purpose entities.  We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

ITEM 3.	QUANITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Nanuk Warman, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Officers’ Certifications

Appearing as exhibits to this quarterly report are “Certifications” of our Chief Executive Officer and Chief Financial Officer. The Certifications are required pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). This section of the Quarterly Report contains information concerning the Controls Evaluation referred to in the Section 302 Certification. This information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended December 31, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUCHSTONE MINING LIMITED

Dated: January 28, 2009	By:	/s/ Nanuk Warman
Nanuk Warman
President, Principal Executive and Financial Officer