Form 10-Q
period 2009-03-31
Touchstone Mining LTD
filed 2009-05-20
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of May 15, 2009, there were 6,238,889 shares of the issuer’s common stock, par value $0.00001, outstanding.

TOUCHSTONE MINING LIMITED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

TABLE OF CONTENTS

PAGE

Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008	4

Interim Statements of Operations for the three and six month periods ended March 31, 2009 and 2008 and for the period from September 12, 2005(inception) to March 31, 2009 (unaudited)	5

Interim Statements of Cash Flows for the six month periods ended March 31, 2009 and 2008 and for the period from September 12, 2005 (inception) to March 31, 2009 (unaudited)	6

Interim Notes to Unaudited Financial Statements	7

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets

	As of	As of
	March 31,	September 30,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$854	$7,591
Withholding tax receivable	3	-
Total current assets	857	7,591

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$5,187	$11,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$59,201	$40,920

TOTAL LIABILITIES	59,201	40,920

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 common shares	62	62
Capital in excess of par value	146,440	146,440
Deficit accumulated during the development stage	(200,516)	(175,501)
Total stockholders’ deficit	(54,014)	(28,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,187	$11,921

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(September 12, 2005)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2009	2008	2009	2008	2009
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	-	3,331	33,821
Professional fees	5,396	2,610	20,734	12,252	149,317
Office and administrative	2,262	3,061	4,293	5,409	16,920
Total Operating Expenses	7,658	5,671	25,027	20,992	200,058

Other Income (Expense)
Foreign currency transaction loss	-	-	-	-	(470)
Interest income	-	-	12	-	12
Total Other Income (Expense)	-	-	12	-	(458)

Net Loss Applicable to Common Shares	$(7,658)	$(5,671)	$(25,015)	$(20,992)	$(200,516)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	6,238,889	6,182,418	6,238,889	6,140,984

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Six Months Ended March 31,		to March 31,
	2009	2008	2009

Cash Flow from Operating Activities:
Loss for the period	$(25,015)	$(20,992)	$(200,516)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
(Increase) in withholding tax receivable	(3)	-	(3)
Increase in accounts payable and accrued liabilities	18,281	5,385	59,201
Net cash used in operating activities	(6,737)	(15,607)	(141,318)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from notes payable – related party	-	5,000	34,502
Issuance of common stock	-	50,000	112,000
Net cash provided by financing activities	-	55,000	146,502

Net Increase (Decrease) in Cash and Cash Equivalents	(6,737)	39,393	854
Cash and Cash Equivalents – Beginning of Period	7,591	42	-
Cash and Cash Equivalents – End of Period	$854	$39,435	$854

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2009
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $854 and $7,591 in cash and cash equivalents at March 31, 2009 and September 30, 2008, respectively.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2009
(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Net loss applicable to common shares	$(7,658)	$(5,671)	$(25,015)	$(20,992)

Weighted average common shares
Outstanding (Basic)	6,238,889	6,182,418	6,238,889	6,140,984
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Basic and Diluted)	6,238,889	6,182,418	6,238,889	6,140,984

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Accounting Policies (continued)

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

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2009
(Unaudited)

2.	Significant Accounting Policies (continued)

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
March 31, 2009
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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $0.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at March 31, 2009.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2009
(Unaudited)

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through March 31, 2009 of $200,516 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $70,000 were offset by the valuation allowance, which increased by approximately $8,600 and $7,500 during the six months ended March 31, 2009 and 2008, respectively.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of March 31, 2009, the Company met these obligations.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2009
(Unaudited)

5.	Mineral Property Costs (continued)

Although the Company has not disposed of its interest in the Property, it has discontinued exploration and is currently evaluating its options and is seeking other ventures of interest.

A $4,330 reclamation bond has been paid to the Bureau of Land Management (BLM) in the State of Nevada.  This bond will be held by the BLM until such time as it determines that the mineral property has been properly reclaimed and indigenous species of plants have been planted and are growing.  Given the uncertainty of any future exploration and/or additional work on the property, that the Company will perform and the additional time needed before a BLM inspector can view the property, this bond has been accounted for as a non-current asset.  Management estimates the costs to restore the property will be nominal and that the entire bond will be recovered as a result.

6.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at March 31, 2009, the Company had a working capital deficit of $58,344 and an accumulated deficit of $200,516.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

7.	Subsequent Event

On May 8, 2009 the Company received an $80,000 loan from one person and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  Subject to prior conversion, interest and principal are due on the note on November 8, 2010. The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

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

Results of Operations

We conducted no material operations during the quarter ended March 31, 2009 and do not have any present operations. During the quarter ended March 31, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2009 and September 30, 2008, we had cash of $854 and $7,591, current assets of $857 and $7,591 and current liabilities of $59,201 and $40,920, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On May 8, 2009 we received an $80,000 loan from one person and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  Subject to prior conversion, interest and principal are due on the note on November 8, 2010. The terms of conversion have not been determined but will be mutually determined by us and the holder.

ITEM 6.	EXHIBITS

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The following exhibits are included as part of this report:

Exhibit No.                                           Description

4.1	Promissory Note dated May 8, 2009
31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TOUCHSTONE MINING LIMITED

Dated: May 20, 2009	By:	/s/ Nanuk Warman
Nanuk Warman
President, Principal Executive and Financial Officer