Form 10-K/A
period 2008-09-30
Touchstone Mining LTD
filed 2009-06-18
CIK 1347858

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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
Not Applicable.

EXPLANATORY NOTE

This Annual Report on Form 10-K/A contains amendments as follows:

•	Revisions to Item 9A[T] Controls and Procedures to, among other things, clarify that our internal controls on financial reporting was effective as of September 30, 2008.

•
Revisions to Audit Report of Child, Van Wagoner & Bradshaw, PLLC to remove reference to and reliance on prior auditor with respect to financial statements for the period September 12, 2005 (inception) through September 30, 2006.

•
Revisions to Cumulative from Inception column on both Statements of Operations (page F-4) and Statements of Cash Flows (page F-6) to indicate that data provided is unaudited together with similar revisions to the Statements of Changes in Stockholders’ Equity (Deficit) (page F-5) for the period from September 12, 2005 (inception) through September 30, 2006.

•
Revisions to introductory sentence of Paragraph 4 of Certification Exhibit 31.1/31.2 to indicate responsibility of Principal Executive and Financial Officer for establishment and maintenance of internal control over financial reporting.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of Nanuk Warman, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation, management concluded that we did maintain effective internal control over financial reporting as of September 30, 2008 based on the COSO framework criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Limitations on Effectiveness of Controls and Procedures

Our management, including Nanuk Warman, our Chief Executive and Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

TOUCHSTONE MINING LIMITED

Dated: June 18, 2009	By:	/s/ Nanuk Warman
Nanuk Warman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of June, 2009.

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
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Touchstone Mining Limited
Miami, Florida

We have audited the accompanying balance sheets of Touchstone Mining Limited (a development stage company) (the “Company”) as of September 30, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2008 and 2007, and the results of its operations, and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Touchstone Mining Limited
(A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2008	2007	2008 (unaudited)
Income	$-	$-	$-

Expenses
Mineral property costs	5,032	18,619	33,821
Professional fees	66,615	8,916	128,583
Office and administrative	10,499	1,667	12,627
Total Operating Expenses	82,146	29,202	175,031

Other Income (Expense)
Foreign currency transaction loss	-	(470)	(470)
Total Other Income (Expense)	-	(470)	(470)

Net Loss Applicable to Common Shares	$(82,146)	$(29,672)	$(175,501)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	6,190,183	3,132,967

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to September 30, 2008

	Common Shares		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Inception – September 12, 2005	–	$–	$–	$–	$–
Common shares issued for cash at $0.02 per
share, September 12, 2005	600,000	6	11,994	–	12,000
Loss for the period (unaudited)	–	–	–	(3,897)	(3,897)
Balance – September 30, 2005 (unaudited)	600,000	6	11,994	(3,897)	8,103

Common shares issued for cash at $0.02 per
share, June 22, 2006	2,500,000	25	49,975	–	50,000
Loss for the year (unaudited)	–	–	–	(59,786)	(59,786)
Balance – September 30, 2006 (unaudited)	3,100,000	31	61,969	(63,683)	(1,683)

Common shares issued for $34,502 in debt,
September 26, 2007	3,000,000	30	34,472	–	34,502
Loss for the year	–	–	–	(29,672)	(29,672)
Balance – September 30, 2007	6,100,000	61	96,441	(93,355)	3,147

Common shares issued for cash at $0.36 per
share, February 6, 2008	138,889	1	49,999	-	50,000
Loss for the year	-	-	-	(82,146)	(82,146)
Balance – September 30, 2008	6,238,889	$62	$146,440	$(175,501)	$(28,999)

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			From Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2008	2007	2008 (unaudited)

Cash Flow from Operating Activities:
Loss for the period	$(82,146)	$(29,672)	$(175,501)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	39,695	(3,875)	40,920
Net cash used in operating activities	(42,451)	(33,547)	(134,581)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from notes payable – related party	-	5,469	34,502
Issuance of common stock	50,000	-	112,000
Net cash provided by financing activities	50,000	5,469	146,502

Net Increase (Decrease) in Cash and Cash Equivalents	7,549	(28,078)	7,591
Cash and Cash Equivalents – Beginning of Period	42	28,120	-
Cash and Cash Equivalents – End of Period	$7,591	$42	$7,591

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Debt converted to common stock	$-	$34,502	$34,502

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