Form 10-Q/A
period 2009-03-31
Touchstone Mining LTD
filed 2009-06-18
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
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

TOUCHSTONE MINING LIMITED

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
TABLE OF CONTENTS

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A contains an amendment to the introductory sentence of Paragraph 4 of Certification Exhibit 31.1/31.2 to indicate the responsibility of our Principal Executive and Financial Officer for establishment and maintenance of internal control over financial reporting. It also contains an amendment to Item 4T Controls and Procedures to clarify that our internal control over financial reporting was effective as of March 31, 2009.

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

Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. With  the participation of  Nanuk Warman, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on such evaluation, management concluded that we did maintain effective internal control over financial reporting as of March 31, 2009.

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