Form 10-Q
period 2009-06-30
Touchstone Mining LTD
filed 2009-08-14
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

As of August 14, 2009, there were 6,238,889 shares of the issuer’s common stock, par value $0.00001, outstanding.

TOUCHSTONE MINING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

TABLE OF CONTENTS

PAGE
Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008	4

Interim Statements of Operations for the three and nine month periods ended June 30, 2009 and 2008 (unaudited) and for the period from September 12, 2005 (inception) to June 30, 2009 (unaudited)	5

Interim Statements of Cash Flows for the nine month periods ended June 30, 2009 and 2008 (unaudited) and for the period from September 12, 2005 (inception) to June 30, 2009 (unaudited)	6

Interim Notes to Financial Statements (unaudited)	7

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets

	As of	As of
	June 30,	September 30,
	2009	2008
ASSETS	(Unaudited)
Current Assets
Cash and cash equivalents	$13,246	$7,591
Withholding tax receivable	4	-
Total current assets	13,250	7,591

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$17,580	$11,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,536	$40,920
Note payable (Note 6)	80,000	-
Accrued interest, note payable (Note 6)	958	-
Total current liabilities	88,494	40,920

TOTAL LIABILITIES	88,494	40,920

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 common shares	62	62
Capital in excess of par value	146,440	146,440
Deficit accumulated during the development stage	(217,416)	(175,501)
Total stockholders’ deficit	(70,914)	(28,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$17,580	$11,921

The accompanying notes are an integral part of these unaudited financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Operations
(Unaudited)

					Cumulative
					from Inception
					(September 12, 2005)
	Three Months Ended June 30,		Nine Months Ended June 30,		to June 30,
	2009	2008	2009	2008	2009
Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	-	-	-	3,331	33,821
Professional fees	14,210	14,815	34,944	27,067	163,527
Office and administrative	1,734	3,093	6,027	8,502	18,654
Total Operating Expenses	15,944	17,908	40,971	38,900	216,002

Other Income (Expense)
Foreign currency transaction loss	-	-	-	-	(470)
Interest income	2	-	14	-	14
Interest expense	(958)	-	(958)	-	(958)
Total Other Income (Expense)	(956)	-	(944)	-	(1,414)

Net Loss Applicable to Common Shares	$(16,900)	$(17,908)	$(41,915)	$(38,900)	$(217,416)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	6,238,889	6,238,889	6,238,889	6,173,769

The accompanying notes are an integral part of these unaudited financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Nine Months Ended June 30,		to June 30,
	2009	2008	2009
Cash Flow from Operating Activities:
Loss for the period	$(41,915)	$(38,900)	$(217,416)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
(Increase) in withholding tax receivable	(4)	-	(4)
Increase (decrease) in accounts payable and accrued liabilities	(33,384)	4,798	7,536
Increase in accrued interest, note payable	958	-	958
Net cash used in operating activities	(74,345)	(34,102)	(208,926)

Cash Flow from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flow from Financing Activities:
Proceeds from note payable	80,000	-	80,000
Proceeds from notes payable – related party	-	8,400	34,502
Payments on notes payable – related party	-	(8,400)	-
Issuance of common stock	-	50,000	112,000
Net cash provided by financing activities	80,000	50,000	226,502

Net Increase in Cash and Cash Equivalents	5,655	15,898	13,246
Cash and Cash Equivalents – Beginning of Period	7,591	42	-
Cash and Cash Equivalents – End of Period	$13,246	$15,940	$13,246

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these unaudited financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $13,246 and $7,591 in cash and cash equivalents at June 30, 2009 and September 30, 2008, respectively.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Net loss applicable to common shares	$(16,900)	$(17,908)	$(41,915)	$(38,900)

Weighted average common shares
Outstanding (Basic)	6,238,889	6,238,889	6,238,889	6,173,769
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Basic and Diluted)	6,238,889	6,238,889	6,238,889	6,173,769

Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
(Unaudited)

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

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
(Unaudited)

2.      Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM  and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP. Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets,” and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.   The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
(Unaudited)

2.     Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.

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
June 30, 2009
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

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $0.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at June 30, 2009.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
(Unaudited)

4.      Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under SFAS No. 109 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years. Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through June 30, 2009 of $217,416 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $75,000 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance, which increased by approximately $13,600 and $9,100 during the nine months ended June 30, 2009 and 2008, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007.  As a result of the implementation of Interpretation 48, the Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at June 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at June 30, 2009 or 2008.

5.      Mineral Property Costs

By agreement dated November 23, 2005 with Mineral Exploration Services Ltd. (“MES”), the Company acquired an option to acquire a 100% interest in certain properties consisting of 10 unpatented mineral claims, known as the Boulder Claims (the “Property”) located in Humboldt County, Nevada, USA.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
(Unaudited)

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property but whereby kept its interest.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of June 30, 2009, the Company met these obligations.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
June 30, 2009
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

6.      Note Payable

On May 8, 2009 the Company received an $80,000 unsecured loan from an individual and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  If not converted, interest and principal are due at maturity on November 8, 2010. Interest expense and accrued interest as of and for the period ended June 30, 2009 totaled $958.  The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

7.      Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2009, the Company had a working capital deficit of $75,244 and an accumulated deficit of $217,416.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

8.      Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through August 14, 2009 and determined there are no items to disclose.

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

Results of Operations

We conducted no material operations during the quarter ended June 30, 2009 and do not have any present operations. During the three months ended June 30, 2009, we generated no revenues, had total operating expenses of $15,944 and incurred a net loss of $16,900.  During the nine months ended June 30, 2009 we generated no revenues, had total operating expenses of $40,971 and incurred a net loss of $41,915.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2008 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of June 30, 2009 and September 30, 2008, we had cash of $13,246 and $7,591, current assets of $13,250 and $7,591 and current liabilities of $88,494 and $40,920, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended June 30, 2009.

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

TOUCHSTONE MINING LIMITED

Dated: August 14, 2009	By:	/s/ Nanuk Warman
Nanuk Warman President, Principal Executive and Financial Officer