Form 10-K
period 2009-09-30
Touchstone Mining LTD
filed 2009-12-23
CIK 1347858

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: September 30, 2009
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
Yes ☒    No ☐

As of March 31, 2009, there were 6,238,889 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 2,938,889 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $0 as our stock did not then and does not presently trade.

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
Not Applicable.

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “Touchstone,” “we,” “us” or “our” are to Touchstone Mining Limited.

PART I

ITEM 1.    BUSINESS

Company Overview

We were incorporated in the State of Nevada on September 12, 2005 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On November 23, 2005 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) with Mineral Exploration Services, Ltd. (“MES”) pursuant to which we acquired an option to purchase certain unpatented mineral mining claims.  The related property consisted of ten lode mineral claims located on approximately 200 acres in Humboldt County, Nevada.  Under the terms of the Agreement, we agreed to pay MES an aggregate of $50,000 over five years and to make exploration expenditures on the property of $50,000 over the same five year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in August 2007, we ceased exploration on the prospect.  On August 16, 2007 we notified MES of our intention to return the property via a quit claim deed.  At that time, MES informed us that it no longer wanted to retain the claim or the property and MES subsequently allowed such claim to lapse.  Our Agreement with MES was terminated as of September 16, 2007.  At the time of the termination, we had paid MES an aggregate of $7,000 under the Agreement.  In October 2007, we re-staked the claims in the property and paid the necessary fees to the Bureau of Land Management.  The lease to the property is currently in our name.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through the present we have determined to look at other ventures of merit to enhance shareholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Employees

As of December 22, 2009 our only employee is our sole executive officer.

Loans

On May 8, 2009 we received an $80,000 loan from one person and in connection therewith issued an 8.25%, $80,000 convertible promissory note dated May 8, 2009. Subject to prior conversion, interest and principal are due on the note on November 8, 2010. The terms of conversion have not been determined but will be mutually determined by us and the holder.

Change of Control

Not Applicable.

ITEM 1A.    RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $55,469 and $82,146 during the years ended September 30, 2009 and 2008, respectively.  As of September 30, 2009, our accumulated deficit was $230,970. We have not achieved revenues since our inception.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended September 30, 2009 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to cease operations. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

Rules issued under the Sarbanes-Oxley Act of 2002 may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to retain listing of our common stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for our effective management because of rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges and NASDAQ. The perceived personal risk associated with these rules and regulations may deter qualified individuals from accepting roles as directors and executive officers.

If we fail to maintain an effective system of disclosure and internal controls, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of September 30, 2009, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Future acquisitions, as well as administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance and accounting expenses) will require a substantial amount of additional capital and cash flow. We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not be able to obtain the capital we require by other means. If we do not succeed in raising additional capital, we may be unable to fund our operations going forward.

Our ability to obtain needed financing may be impaired by such factors as the capital markets and our status as an enterprise without a demonstrated operating history.  If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to curtail or cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We also may be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

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

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team consisting of our sole executive officer that we expect to expand in conjunction with our planned acquisition activities. The loss of a key individual or our inability to attract suitably qualified staff could have a materially adverse impact on our business. We presently do not maintain “key man” life insurance on any member of our management team.  If we are unable to attract and retain key personnel, our business may be adversely affected.

The lack of a trading market for our common stock may impair your ability to sell your shares.

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

Market Information

“Bid” and ”ask” prices for our common stock are quoted on the Over-The-Counter Bulletin Board (the “OTCBB”) under the symbol “THSM.OB”.  However, our stock has never traded.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarters indicated as reported on the OTCBB by the National Association of Securities Dealers Composite Feed or other qualified interdealer quotation medium. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not represent actual transactions.

Quarter Ended	High Bid	Low Bid

September 30, 2009	$0.005	$0.005
June 30, 2009	$0.005	$0.005
March 31, 2009	$0.51	$0.005
December 31, 2008	$0.51	$0.51
September 30, 2008	$0.51	$0.51
June 30, 2008	$0.51	$0.51
March 31, 2008	$0.51	$0.51
December 31, 2007	$0.51	$0.51

As of December 22, 2009, we had 13 shareholders of record of our common stock.

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

Recent Sales of Unregistered Equity Securities

During the fiscal year ended September 30, 2009, we issued no equity securities.

ITEM 6.    SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have conducted no material operations during the year ended September 30, 2009 and do not have any present operations. During the year ended September 30, 2009, we generated no revenues.  Accordingly, a discussion of our results of operations is not meaningful and will not be presented herein.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of September 30, 2009 and 2008, we had cash of $nil and $7,591, current assets of $4 and $7,591 and current liabilities of $88,802 and $40,920, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

Plan of Operation

We were formed to engage in the acquisition, exploration and development of minimal deposits and reserves.  We conducted minimal operations in this line of business and in August 2007 decided to discontinue operations in this area.  We are presently inactive, but we are looking at ventures of merit for corporate participation as means of enhancing shareholder value. This may involve sales of our equity or debt securities in merger or acquisition transactions.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of Nanuk Warman, our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2009 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2009 based on the COSO framework criteria.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of December 22, 2009, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

Nanuk Warman	Chief Executive and Financial Officer, President, Secretary, Treasurer and Director	37	June 9, 2008

Certain biographical information of our directors and officers is set forth below.

Nanuk Warman

Nanuk Warman, has served as our President, Chief Executive and Financial Officer, Secretary, Treasurer and Director since June 9, 2008.  Mr. Warman has been President, Chief Executive and Financial Officer, Treasurer, and Member of the Board of Directors of Mariposa Resources since May 31, 2006. He obtained his Certified Management Accountant (CMA) designation in October 1998 and has been a member in good standing since with the Certified Management Accountants Society of British Columbia. As of August, 2007, he has earned the right to use the Chartered Financial Analyst (CFA) designation and is a member in good standing with the CFA Institute. Mr. Warman is a self-employed consultant (since 1998), assisting companies with their preparation of financial statements for review and audit by independent accounting firms and with ongoing accounting compliance matters. From December 2006 - present, he is serving as a director of Coastline Corporate Services, Inc., a Florida company that is quoted on the OTCBB under the symbol “CCSV”.  From 2000 - 2003, he served as president of Neutron Enterprises, Inc., a company that currently trades on the OTCBB under the symbol of “STKG”.

Employment Agreements

We have no formal employment agreements with any of our employees.  We presently pay Mr. Warman under an informal arrangement in which we are paying Mr. Warman approximately $8,000 per year.

Term of Office

Our directors are appointed for a period of one year or until such time as their replacements have been elected by our shareholders.  The officers of the Company are appointed by our board of directors and hold office until their resignation or removal.

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

Board of Directors

Our only director is our sole executive officer.  He is not an independent director.  We do not pay him for attending board meetings.  He is reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our board it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our board and allocate responsibilities accordingly.

Compliance with Section 16(a) of the Exchange Act

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors and principal shareholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

In 2006 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o Touchstone Mining Limited at 11923 SW 37 Terrace, Miami, FL 33175.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the two fiscal years ended September 30, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2009 that received annual compensation during the fiscal year ended September 30, 2009 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Non- qualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Nanuk Warman,(1)	2009	8,000	0	0	0	0	0	0	8,000
Chief Executive Officer	2008	2,000	0	0	0	0	0	0	2,000

(1)	Nanuk Warman has served as our sole executive officer and as a Director from June 9, 2008 through the present.

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

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2009 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of December 22, 2009 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants,  rights or conversion privileges owned by such person at said date which are exercisable within 60 days of December 22, 2009.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

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

(2)	There were 6,238,889 shares of common stock issued and outstanding on December 22, 2009.

(3)	The address for Mr. Warman is 11923 SW 37 Terrace, Miami, Florida 33175.

Securities Authorized for Issuance Under Equity Compensation Plans

We have not adopted any equity compensation plans since our inception.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In September 2007 we issued 3,000,000 shares of our restricted common stock to Douglas Scheving in consideration of his forgiveness of $34,502 then owed to him by us.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2009 and 2008 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008

Audit fees (1)	$10,500	$10,200

Audit-related fees (2)	0	0

Tax fees (3)	300	300

All other fees (4)	0	0

Total fees	$10,800	$10,500

(1) Audit fees consist of fees incurred for professional services rendered for the audit of our financial statements, for reviews of our interim financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

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

Exhibits

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant(1)

3.2	3.2	By-Laws of Registrant (1)

4.1	4.1	$80,000 Promissory Note dated May 8, 2009(2)

10.1	10.1	Stock Purchase Agreement dated September 26, 2007 between Registrant and Douglas Scheving(3)

14.1	14.1	Code of Ethics (4)

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

(1)
Filed with the Securities and Exchange Commission on December 27, 2005 as an exhibit, numbered as indicated above, to the Registrant’s registration statement on the Registrant’s Registration Statement on Form SB-2 (file no. 333-130696), which exhibit is incorporated herein by reference.

(2)
Filed with the Securities and Exchange Commission on May 20, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, which exhibit is incorporated herein by reference.

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

TOUCHSTONE MINING LIMITED

Dated: December 22, 2009	By:	/s/ Nanuk Warman
Nanuk Warman, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of December, 2009.

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
North Point, Hong Kong

www.cpaone.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of
Touchstone Mining Limited
Miami, Florida

We have audited the accompanying balance sheets of Touchstone Mining Limited (a development stage company) (the “Company”) as of September 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2009 and 2008, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not generated revenues from operations and has incurred significant net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
December 18, 2009

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets
As of September 30,

	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$-	$7,591
Withholding tax receivable	4	-
Total current assets	4	7,591

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,334	$11,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,180	$40,920
Note payable (Note 6)	80,000	-
Accrued interest, note payable (Note 6)	2,622	-
Total current liabilities	88,802	40,920

TOTAL LIABILITIES	88,802	40,920

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 common shares	62	62
Capital in excess of par value	146,440	146,440
Deficit accumulated during the development stage	(230,970)	(175,501)
Total stockholders’ deficit	(84,468)	(28,999)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,334	$11,921

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2009	2008	2009
			(Unaudited)
Income	$-	$-	$-

Expenses
Mineral property costs	1,900	5,032	35,721
Professional fees	42,922	66,615	171,505
Office and administrative	8,040	10,499	20,667
Total Operating Expenses	52,862	82,146	227,893

Other Income (Expense)
Foreign currency transaction loss	-	-	(470)
Interest income	15	-	15
Interest expense	(2,622)	-	(2,622)
Total Other Income (Expense)	(2,607)	-	(3,077)

Net Loss Applicable to Common Shares	$(55,469)	$(82,146)	$(230,970)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.01)

Weighted Average Number of
Common Shares Outstanding	6,238,889	6,190,183

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to September 30, 2009

	Common Shares Shares Amount		Capital in Excess of Par Value	Deficit Accumulated During the Development Stage	Total
Inception – September 12, 2005	–	$–	$–	$–	$–
Common shares issued for cash at $0.02 per
share, September 12, 2005	600,000	6	11,994	–	12,000
Loss for the period	–	–	–	(3,897)	(3,897)
Balance – September 30, 2005 (Unaudited)	600,000	6	11,994	(3,897)	8,103

Common shares issued for cash at $0.02 per
share, June 22, 2006	2,500,000	25	49,975	–	50,000
Loss for the year	–	–	–	(59,786)	(59,786)
Balance – September 30, 2006 (Unaudited)	3,100,000	31	61,969	(63,683)	(1,683)

Common shares issued for $34,502 in debt,
September 26, 2007	3,000,000	30	34,472	–	34,502
Loss for the year	–	–	–	(29,672)	(29,672)
Balance – September 30, 2007	6,100,000	61	96,441	(93,355)	3,147

Common shares issued for cash at $0.36 per
share, February 6, 2008	138,889	1	49,999	-	50,000
Loss for the year	-	-	-	(82,146)	(82,146)
Balance – September 30, 2008	6,238,889	62	146,440	(175,501)	(28,999)

Loss for the year	-	-	-	(55,469)	(55,469)
Balance – September 30, 2009	6,238,889	$62	$146,440	$(230,970)	$(84,468)

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			From Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2009	2008	2009
			(Unaudited)
Cash Flow from Operating Activities:
Loss for the period	$(55,469)	$(82,146)	$(230,970)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
(Increase) in withholding tax receivable	(4)	-	(4)
Increase (decrease) in accounts payable and accrued liabilities	(34,740)	39,695	6,180
Increase in accrued interest, note payable	2,622	-	2,622
Net cash used in operating activities	(87,591)	(42,451)	(222,172)

Cash Flows from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flows from Financing Activities:
Proceeds from note payable	80,000	-	80,000
Proceeds from notes payable – related party	-	-	34,502
Issuance of common stock	-	50,000	112,000
Net cash provided by financing activities	80,000	50,000	226,502

Net Increase (decrease) in Cash and Cash Equivalents	(7,591)	7,549	-
Cash and Cash Equivalents – Beginning of Period	7,591	42	-
Cash and Cash Equivalents – End of Period	$-	$7,591	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2009 and 2008

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

Development Stage Company

The Company is considered to be in the development stage as defined in FASC 915-10-05 “Development Stage Entity.”

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $nil and $7,591 in cash and cash equivalents at September 30, 2009 and 2008, respectively.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2009 and 2008

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

Start-Up Costs

In accordance with FASC 720-15-20 “Start-up Activities,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock

The Company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2009	2008

Net loss applicable to common shares	$(55,469)	$(82,146)

Weighted average common shares
Outstanding (Basic)	6,238,889	6,190,183
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Basic and Diluted)	6,238,889	6,190,183

Net loss per share (Basic and Diluted)	$(0.01)	$(0.01)

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2009 and 2008

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB established the Accounting Standards Codification (“Codification” or “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2009 and 2008

2.	Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events”, SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140”, SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.	Stockholders’ Equity

Authorized Stock

The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances

Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $0.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at September 30, 2009 and 2008.

4.	Provision for Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASC 718-740-20 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2009 and 2008

4.	Provision for Income Taxes (continued)

Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through September 30, 2009 of $230,970 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $80,800 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance, which increased by approximately $19,400 and $28,800 during the year ended September 30, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2009 and 2008 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2009 or 2008.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property but whereby kept its interest.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2009, the Company owed $1,900 for filing fees.

Touchstone Mining Limited
(A Development Stage Company)

Notes to Financial Statements
September 30, 2009 and 2008

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

On May 8, 2009 the Company received an $80,000 unsecured loan from an individual and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  If not converted, interest and principal are due at maturity on November 8, 2010. Interest expense and accrued interest as of and for the year ended September 30, 2009 totaled $2,622.  The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

7.	Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2009, the Company had a working capital deficit of $88,798 and an accumulated deficit of $230,970.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

The Company has evaluated subsequent events from the balance sheet date through December 22, 2009 and determined there are no items to disclose.