Form 10-Q
period 2009-12-31
Touchstone Mining LTD
filed 2010-02-19
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-130696

Touchstone Mining Limited
(Exact name of Registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

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

As of February 4, 2010, there were 6,238,889 shares of the issuer’s common stock, par value $0.00001, outstanding.

TOUCHSTONE MINING LIMITED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2009 Form 10-K filed with the SEC on December 23, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Balance Sheets as of December 31, 2009 (unaudited) and September 30, 2009	4

Interim Statements of Operations for the three month periods ended December 31, 2009 and 2008 (unaudited) and for the period from September 12, 2005 (inception) to December 31, 2009 (unaudited)	5

Interim Statements of Cash Flows for the three month periods ended December 31, 2009 and 2008 (unaudited) and for the period from September 12, 2005 (inception) to December 31, 2009 (unaudited)	6

Interim Notes to Financial Statements (unaudited)	7

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets

	As of	As of
	December 31,	September 30,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Withholding tax receivable	3	4
Total current assets	3	4

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,333	$4,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$23,693	$6,180
Note payable (Note 6)	80,000	80,000
Accrued interest, note payable (Note 6)	4,285	2,622
Total current liabilities	107,978	88,802

TOTAL LIABILITIES	107,978	88,802

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 common shares	62	62
Capital in excess of par value	146,440	146,440
Deficit accumulated during the development stage	(250,147)	(230,970)
Total stockholders’ deficit	(103,645)	(84,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,333	$4,334

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Operations
(Unaudited)

			Cumulative
			from Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2009	2008	2009

Income	$-	$-	$-

Expenses
Mineral property costs	-	-	35,721
Professional fees	15,509	15,338	187,014
Office and administrative	2,005	2,030	22,672
Total Operating Expenses	17,514	17,368	245,407

Other Income (Expense)
Foreign currency transaction loss	-	-	(470)
Interest income	-	12	15
Interest expense	(1,663)	-	(4,285)
Total Other Income (Expense)	(1,663)	12	(4,740)

Net Loss Applicable to Common Shares	$(19,177)	$(17,356)	$(250,147)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	6,238,889	6,238,889

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)
			Cumulative
			From Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2009	2008	2009

Cash Flow from Operating Activities:
Loss for the period	$(19,177)	$(17,356)	$(250,147)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
(Increase) decrease in withholding tax receivable	1	(3)	(3)
Increase in accounts payable and accrued liabilities	17,513	10,622	23,693
Increase in accrued interest, note payable	1,663	-	4,285
Net cash used in operating activities	-	(6,737)	(222,172)

Cash Flows from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flows from Financing Activities:
Proceeds from note payable	-	-	80,000
Proceeds from notes payable – related party	-	-	34,502
Issuance of common stock	-	-	112,000
Net cash provided by financing activities	-	-	226,502

Net Decrease in Cash and Cash Equivalents	-	(6,737)	-
Cash and Cash Equivalents – Beginning of Period	-	7,591	-
Cash and Cash Equivalents – End of Period	$-	$854	$-

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2009
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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $0 in cash and cash equivalents at December 31, 2009 and September 30, 2009.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2009
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2009	2008
Net loss applicable to common shares	$(19,177)	$(17,356)
Weighted average common shares
Outstanding (Basic)	6,238,889	6,238,889
Options	-	-
Warrants	-	-
Weighted average common shares
outstanding (Basic and Diluted)	6,238,889	6,238,889
Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2009
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
December 31, 2009
(Unaudited)

2.	Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)
Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “Subsequent Events,” SFAS No. 166 (ASC Topic 810), “Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140,” SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R),” and SFAS No. 168 (ASC Topic 105), “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2009-17 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.	Stockholders’ Equity

Authorized Stock
The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances
Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $0.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at December 31, 2009.

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
December 31, 2009
(Unaudited)

4.	Provision for Income Taxes (continued)
Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through December 31, 2009 of $250,147 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $87,500 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance, which increased by approximately $6,700 and $6,000 during the period ended December 31, 2009 and 2008, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2009 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2009.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property but kept its interest.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2009, the Company owed $1,900 for filing fees and temporarily lost its rights in the property. See Note 8. Subsequent Events.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
December 31, 2009
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
On May 8, 2009 the Company received an $80,000 unsecured loan from an individual and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  If not converted, interest and principal are due at maturity on November 8, 2010. Interest expense and accrued interest as of and for the period ended December 31, 2009 totaled $1,663 and $4,285, respectively.  The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

7.	Going Concern and Liquidity Considerations
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2009, the Company had a working capital deficit of $107,975 and an accumulated deficit of $250,147.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
On February 16, 2010 the Company paid all delinquent filing and recording fees due on the Boulder Claims located in Humboldt County, Nevada and successfully restaked its claims in such property.

On February 10, 2010 the Company received a $32,327 loan from an unrelated entity and issued a 10%, $32,327 convertible promissory note dated February 10, 2010. If not converted, interest and principal are due at maturity on August 9, 2011. The note is convertible at any time prior to maturity at a conversion price of $0.10 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if the Company issues common stock or securities convertible into common stock at a price of less than $0.10 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

The Company has evaluated events from December 31, 2009 through February 18, 2010 and has determined that there are no additional items to disclose.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2009.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “Touchstone,” “we,” “us,” or “our” are to Touchstone Mining Limited.

General Overview

We were incorporated in the State of Nevada on September 12, 2005 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On November 23, 2005 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) with Mineral Exploration Services, Ltd. (“MES”) pursuant to which we acquired an option to purchase certain unpatented mineral mining claims.  The related property consisted of ten lode mineral claims located on approximately 200 acres in Humboldt County, Nevada.  Under the terms of the Agreement, we agreed to pay MES an aggregate of $50,000 over five years and to make exploration expenditures on the property of $50,000 over the same five year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in August 2007, we ceased exploration on the prospect.  On August 16, 2007 we notified MES of our intention to return the property via a quit claim deed.  At that time, MES informed us that it no longer wanted to retain the claim or the property and MES subsequently allowed such claim to lapse.  Our Agreement with MES was terminated as of September 16, 2007.  At the time of the termination, we had paid MES an aggregate of $7,000 under the Agreement.  In October 2007, we restaked the claims in the property and paid the necessary fees to the Bureau of Land Management.  We temporarily lost our rights in the property for failure to pay filing and recording fees due on the property on September 1, 2009. On February 10, 2010 we restaked our claims in the property. The lease to the property is currently in our name.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through the present, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

Results of Operations

We conducted no material operations during the quarter ended December 31, 2009 and do not have any present operations. During the three months ended December 31, 2009, we generated no revenues, had total operating expenses of $17,514, and incurred a net loss of $19,177.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2009 and September 30, 2009, we had cash of $0 and $0, current assets of $3 and $4, and current liabilities of $107,978 and $88,802, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, Nanuk Warman, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended December 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On February 10, 2010 we received a $32,327 loan from an unrelated entity and issued a 10%, $32,327 convertible promissory note dated February 10, 2010. If not converted, interest and principal are due at maturity on August 9, 2011. The note is convertible at any time prior to maturity at a conversion price of $0.10 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if we issue common stock or securities convertible into common stock at a price of less than $0.10 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

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

TOUCHSTONE MINING LIMITED

Dated: February 18, 2010	By:	/s/ Nanuk Warman
Nanuk Warman
President, Principal Executive and Financial Officer