Form 10-Q
period 2010-03-31
Touchstone Mining LTD
filed 2010-05-17
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

As of May 13, 2010, there were 6,238,889 shares of the issuer’s common stock, par value $0.00001, outstanding.

TOUCHSTONE MINING LIMITED

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

TABLE OF CONTENTS

PAGE

Balance Sheets as of March 31, 2010 (unaudited) and September 30, 2009	4

Interim Statements of Operations for the three and six month periods ended
March 31, 2010 and 2009 (unaudited) and for the period from September 12, 2005
(inception) to March 31, 2010 (unaudited)	5

Interim Statements of Cash Flows for the six month periods ended
March 31, 2010 and 2009 (unaudited) and for the period from September 12, 2005
(inception) to March 31, 2010 (unaudited)	6

Interim Notes to Financial Statements (unaudited)	7

Touchstone Mining Limited
(A Development Stage Company)

Balance Sheets

	As of	As of
	March 31,	September 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$323	$-
Withholding tax receivable	3	4
Total current assets	326	4

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,656	$4,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,904	$6,180
Notes payable (Note 6)	112,327	80,000
Accrued interest, notes payable (Note 6)	6,453	2,622
Total current liabilities	125,684	88,802

TOTAL LIABILITIES	125,684	88,802

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
100,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
6,238,889 common shares	62	62
Capital in excess of par value	146,440	146,440
Deficit accumulated during the development stage	(267,530)	(230,970)
Total stockholders’ deficit	(121,028)	(84,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,656	$4,334

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Operations
(Unaudited)
					Cumulative
					from Inception
					(September 12, 2005)
	Three Months Ended March 31,		Six Months Ended March 31,		to March 31,
	2010	2009	2010	2009	2010

Income	$-	$-	$-	$-	$-

Expenses
Mineral property costs	1,314	-	1,314	-	37,035
Professional fees	11,895	5,396	27,404	20,734	198,908
Office and administrative	2,007	2,262	4,012	4,293	24,679
Total Operating Expenses	15,216	7,658	32,730	25,027	260,622

Other Income (Expense)
Foreign currency transaction loss	-	-	-	-	(470)
Interest income	1	-	1	12	15
Interest expense	(2,168)	-	(3,831)	-	(6,453)
Total Other Income (Expense)	(2,167)	-	(3,830)	12	(6,908)

Net Loss Applicable to Common Shares	$(17,383)`	$(7,658)	$(36,560)	$(25,015)	$(267,530)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Number of
Common Shares Outstanding	6,238,889	6,238,889	6,238,889	6,238,889

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Six Months Ended March 31,		to March 31,
	2010	2009	2010

Cash Flow from Operating Activities:
Loss for the period	$(36,560)	$(25,015)	$(267,530)
Adjustments to reconcile net loss to
net cash used in operations:
Changes in operating assets and liabilities:
(Increase) decrease in withholding tax receivable	1	(3)	(3)
Increase in accounts payable and accrued liabilities	724	18,281	6,904
Increase in accrued interest, note payable	3,831	-	6,453
Net cash used in operating activities	(32,004)	(6,737)	(254,176)

Cash Flows from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flows from Financing Activities:
Proceeds from notes payable	32,327	-	112,327
Proceeds from notes payable – related party	-	-	34,502
Issuance of common stock	-	-	112,000
Net cash provided by financing activities	32,327	-	258,829

Net Increase (Decrease) in Cash and Cash Equivalents	323	(6,737)	323
Cash and Cash Equivalents – Beginning of Period	-	7,591	-
Cash and Cash Equivalents – End of Period	$323	$854	$323

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2010
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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $323 and $0 in cash and cash equivalents at March 31, 2010 and September 30, 2009, respectively.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2010
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Net loss applicable to common shares	$(17,383)	$(7,658)	$(36,560)	$(25,015)
Weighted average common shares
Outstanding (Basic)	6,238,889	6,238,889	6,238,889	6,238,889
Options	-	-	-	-
Warrants	-	-	-	-
Weighted average common shares
outstanding (Basic and Diluted)	6,238,889	6,238,889	6,238,889	6,238,889
Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2010
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

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2010
(Unaudited)

2.	Significant Accounting Policies(continued)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-18 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.	Stockholders’ Equity

Authorized Stock
The Company has authorized 100,000,000 common shares with a par value of $0.00001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Share Issuances
Since inception (September 12, 2005), the Company has issued 3,100,000 common shares at $0.02 per share for $62,000 in cash, and 138,889 common shares at $0.36 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 3,000,000 common shares at $0.01 per share in satisfaction of debt of $34,502.  There were 6,238,889 common shares issued and outstanding at March 31, 2010.

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
March 31, 2010
(Unaudited)

4.	Provision for Income Taxes (continued)
Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through March 31, 2010 of $267,530 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $93,600 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance, which increased by approximately $12,800 and $8,600 during the six month period ended March 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASC 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at March 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at March 31, 2010.

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
$50,000

In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of March 31, 2010, the Company met these obligations.

Touchstone Mining Limited
(A Development Stage Company)

Interim Notes to Financial Statements
March 31, 2010
(Unaudited)
5.	Mineral Property Costs(continued)
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

6.	Notes Payable
On May 8, 2009 the Company received an $80,000 unsecured loan from an individual and in connection therewith issued an 8.25% $80,000 convertible promissory note dated May 8, 2009.  If not converted, interest and principal are due at maturity on November 8, 2010.  The terms of conversion have not been determined but will be mutually determined by the Company and the holder.  On February 10, 2010, the Company received a $32,327 unsecured loan from an individual and in connection therewith issued a 10% convertible promissory note dated February 10, 2010.  If not converted, interest and principal are due at maturity on August 9, 2011.  The note is convertible at any time prior to maturity at a conversion price of $0.10 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if the Company issues common stock or securities convertible into common stock at a price of less than $0.10 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.  Interest expense and accrued interest as of and for the period ended March 31, 2010 totaled $3,831 and $6,453, respectively.

7.	Going Concern and Liquidity Considerations
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of March 31, 2010, the Company had a working capital deficit of $125,358 and an accumulated deficit of $267,530.  The Company intends to fund operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
The Company has evaluated subsequent events from the balance sheet date through the date the financial statments were issued and determined there are no items to disclose.

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

Results of Operations

We conducted no material operations during the quarter ended March 31, 2010 and do not have any present operations. During the three and six months ended March 31, 2010, we generated no revenues, had total operating expenses of $15,216 and $32,730, respectively, and incurred net losses of $17,313 and $36,560, respectively.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2009 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of March 31, 2010 and September 30, 2009, we had cash of $323 and $0, current assets of $326 and $4, and current liabilities of $125,684 and $88,802, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business. We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not issue any equity securities during the quarter ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

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

ITEM 5.	EXHIBITS

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

TOUCHSTONE MINING LIMITED

Dated: May 13, 2010	By:	/s/ Nanuk Warman
Nanuk Warman
President, Principal Executive and Financial Officer