Form 10-K
period 2010-09-30
22nd Century Group, Inc.
filed 2010-12-01
CIK 1347858

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: September 30, 2010
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-130696

22nd Century Group, Inc. (fka Touchstone Mining Limited)
(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11923 SW 37 Terrace, Miami, FL	33175
(Address of principal executive offices)	(Postal Code)

Issuer's telephone number:  (305) 667-9456

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.0001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

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

Large Accelerated Filer ¨	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒   No ☐

As of March 31, 2010, there were 17,356,590 shares of the registrant's common stock, par value $0.00001, issued and outstanding.  Of these, 7,341,390 shares were held by non-affiliates of the registrant.  The market value of securities held by non-affiliates was $0 as our stock did not then and does not presently trade.

DOCUMENTS INCORPORATED BY REFERENCE
The registrant’sInformation Statement as filed with the Securities and Exchange Commission on November 2, 2010 is incorporated by reference into Part I of this Annual Report on Form 10-K.

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the sections “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  You should carefully review the risks described in this Annual Report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-K to the “Company,” “22nd Century Group,” “we,” “us” or “our” are to 22nd Century Group, Inc.

All references in this Form 10-K to issued and outstanding shares give retroactive effect to a 2.782:1 forward stock split in the form of a dividend which was effected at the close of business on November 29, 2010.  In connection therewith, all shareholders of record at the close of business on November 29, 2010 received an additional 1.782 shares of our common stock for each share held by them.  This resulted in our issuance of an aggregate of 11,117,701 shares.  Following such issuance we had 17,356,590 shares issued and outstanding.

PART I

ITEM 1.	BUSINESS

Company Overview

We were incorporated in the State of Nevada under the name Touchstone Mining Limited on September 12, 2005 to engage in the acquisition, exploration and development of mineral deposits and reserves.  On November 23, 2005 we entered into a Mineral Claim Purchase Agreement (the “Agreement”) with Mineral Exploration Services, Ltd. (“MES”) pursuant to which we acquired an option to purchase certain unpatented mineral mining claims.  The related property consisted of ten lode mineral claims located on approximately 200 acres in Humboldt County, Nevada.  Under the terms of the Agreement, we agreed to pay MES an aggregate of $50,000 over five years and to make exploration expenditures on the property of $50,000 over the same five year period.  During the initial exploration, no commercial quantities of gold or other minerals were discovered and in August 2007, we ceased exploration on the prospect.  On August 16, 2007 we notified MES of our intention to return the property via a quit claim deed.  At that time, MES informed us that it no longer wanted to retain the claim or the property and MES subsequently allowed such claim to lapse.  Our Agreement with MES was terminated as of September 16, 2007.  At the time of the termination, we had paid MES an aggregate of $7,000 under the Agreement.  In October 2007, we restaked the claims in the property and paid the necessary fees to the Bureau of Land Management.  We temporarily lost our rights in the property for failure to pay filing and recording fees due on the property on September 1, 2009. On February 10, 2010 we restaked our claims in the property. The lease to the property is currently in our name.  We do not claim to have any minerals or reserves whatsoever at this time on any of the property.  Our management has no current plans for the property at this time, and all of our exploration operations have been discontinued.  Following the discontinuation of our planned mineral acquisition, exploration and development activities through the present, we have determined to look at other ventures of merit to enhance stockholder value.  These ventures may involve sales of our debt or equity security in merger, acquisition, or similar transactions.  To date, we have achieved no operating revenues and have yet to engage in any such ventures.

On October 5, 2010 we entered into a non-binding Letter of Intent with 22nd Century Limited, LLC, a Delaware limited liability corporation (“22nd Century”) regarding a possible business combination involving the two companies. At this stage, neither party is bound to proceed with the transaction.  With the permission of 22nd Century and as provided below, on November 23, 2010 we changed our name to “22nd Century Group, Inc.” to facilitate these discussions.  If the parties determine not to proceed with the business combination, we will change our name back to Touchstone Mining Limited or adopt another name.

As set forth in our Information Statement dated November 2, 2010 and filed with the Securities and Exchange Commission on the same date, which is incorporated herein by reference, our board of directors and stockholders owning a majority of our outstanding common stock, pursuant to signed written consents, each dated October 21, 2010, authorized and approved the following:

•
Amended and Restated Articles of Incorporation (the “Charter Amendment”) which, among other things, (i) change our name to 22nd Century Group, Inc.; (ii) increase our authorized capitalization from 100,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value per share, to 310,000,000 shares, consisting of 300,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.00001 par value per share; and (iii) limit the liability of our officers and directors, our stockholders and our creditors to the fullest extent permitted by Nevada law;

•	Adoption of our 2010 Equity Incentive Plan (the “Plan Adoption”); and

•
Transfer of our assets and liabilities to a split-off subsidiary to be transferred to our majority stockholder in consideration of the surrender of his shares of Company stock for cancellation (the “Split-Off”).

The Information Statement was mailed to our stockholders on November 2, 2010. In accordance with the regulations under the Securities Exchange Act of 1934, as amended, the Charter Amendment was filed with the Nevada Secretary of State on November 23, 2010. The Charter Amendment became effective upon filing. The Plan Adoption became effective upon its approval by the Company’s Board of Directors and a stockholder owning a majority of our common stock. The effective date of the Split-Off is not presently known and is dependent upon our proceeding with the business combination.

Our common stock temporarily remains listed for quotation on OTC Markets and the OTC Bulletin Board under the current symbol “THSM” and will continue to be listed as such until a new symbol is assigned by Financial Industry Regulatory Authority, Inc. (FINRA). We will publicly announce the new trading symbol when assigned by FINRA and the effective date of the symbol change.

Patents, Trademarks and Licenses

We do not presently own any patents, trademarks, copyrights or other forms of intellectual property.

Research and Development

We have not performed any research and development since our inception.

Competitive Factors

We previously operated in the mineral exploration industry, which was very fragmented. We were competitive with other mineral exploration companies and were one of the smallest mineral exploration companies in operation. As we are now seeking other business ventures to enhance stockholder value, we no longer actively compete in the mineral exploration industry.

Employees

As of November 29, 2010 our only employee is our sole executive officer.

On September 24, 2010, Nanuk Warman resigned as our Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.  Mr. Warman did not have any disagreement with us on any matter relating to our operations, policies or practices.

On September 24, 2010, our Board of Directors appointed Ronald Asirwatham as our Director and as Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

On November 22, 2010, Ronald Asirwatham resigned as our Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer. Mr. Asirwatham did not have any disagreement with us on any matter relating to our operations, policies or practices.

On November 22, 2010, our Board of Directors appointed David Rector as our Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer.

Loans

On May 8, 2009 we received an $80,000 loan from a minority shareholder and in connection therewith issued an 8.25%, $80,000 convertible promissory note dated May 8, 2009.  On November 8, 2010 the note was amended to extend the maturity date. Subject to prior conversion, interest and principal are due on the note on May 8, 2011. The terms of conversion have not been determined but will be mutually determined by us and the holder.

On February 10, 2010 we received a $32,327 loan from a minority shareholder and issued a 10%, $32,327 convertible promissory note dated February 10, 2010. If not converted, interest and principal are due at maturity on August 9, 2011. The note is convertible at any time prior to maturity at a conversion price of approximately $0.036 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if we issue common stock or securities convertible into common stock at a price of less than $0.036 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

On October 14, 2010 we received a $50,000 loan from a minority shareholder and issued a 10%, $50,000 convertible promissory note dated October 14, 2010. If not converted, interest and principal are due at maturity on April 13, 2012. The note is convertible at any time prior to maturity at a conversion price of approximately $0.036 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if we issue common stock or securities convertible into common stock at a price of less than $0.036 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

Forward Stock Split

Effective the close of business on November 29, 2010 we effected a 2.782:1 forward stock split in the form of a dividend pursuant to which shareholders of record at the close of business  on November 29, 2010 received an additional 1.782 shares of our common stock for each share of common stock held by them.  This resulted in our issuance of an aggregate of 11,117,701 shares.

Reports to Security Holders

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission. You may read and copy any reports, statement or other information that we file with the Commission at the Commission's public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the Commission at (202) 551-8090 for further information on the public reference room. These Commission filings are also available to the public from commercial document retrieval services and at the Internet site maintained by the Commission at http://www.sec.gov.

Change of Control

Not Applicable.

ITEM 1A.	RISK FACTORS

We have a history of operating losses which may continue.

We have a history of losses and will continue to incur operating and net losses for the foreseeable future. We incurred net losses of $89,933 and $55,469 during the years ended September 30, 2010 and 2009, respectively.  As of September 30, 2010, our accumulated deficit was $320,903. We have not achieved revenues since our inception.   Unless and until we commence new business operations, we may never achieve revenue or profitability.

Our auditors have indicated that our inability to generate sufficient revenue raises substantial doubt as to our ability to continue as a going concern.

Our audited financial statements for the year ended September 30, 2010 were prepared on a going concern basis in accordance with United States generally accounting principles. The going concern basis of presentation assumes that we will continue in operation for the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, our auditors have indicated that our lack of revenues and accumulated losses raise substantial doubt as to our ability to continue as a going concern. In the absence of additional financing or significant revenues and profits, we may have to cease operations. However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. In the event that our plans cannot be effectively realized, there can be no assurance that we will be able to continue as a going concern.

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

We must maintain effective disclosure and internal controls to provide reliable financial reports and detect fraud. Based on our evaluation as of September 30, 2010, we concluded that we do maintain effective disclosure controls and procedures. Failure to implement changes to our controls that we may identify in the future as necessary to maintain an effective system of such controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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

Our common stock is currently quoted on OTC Markets under the symbol “THSM”.  As indicated above, our common stock is not presently trading. As a result, investors may find it difficult to obtain accurate quotations of the price of our common stock. This situation severely limits the liquidity of the common stock and hampers our ability to raise additional capital.

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

Our common stock is considered to be a “penny stock” and is therefore subject to SEC rules and regulations that (i) impose limitations upon the manner in which our shares may be publicly traded and (ii) regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges such as the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules and may increase the difficulty investors might experience in attempting to liquidate such securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 11923 SW 37 Terrace, Miami, Florida 33175.  The office space is shared office space in which we have use of a 160 square foot office.  The office is provided to us on a rent free basis by our principal shareholder, Nanuk Warman.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In the ordinary course of our business, we may from time to time become subject to routine litigation or administrative proceedings which are incidental to our business.  We are not a party to nor are we aware of any existing, pending or threatened lawsuits or other legal actions involving us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Quarter Ended	High Bid	Low Bid

September 30, 2010	$0.005	$0.005
June 30, 2010	$0.007	$0.005
March 31, 2010	$0.007	$0.005
December 31, 2009	$0.005	$0.005
September 30, 2009	$0.005	$0.005
June 30, 2009	$0.005	$0.005
March 31, 2009	$0.51	$0.005
December 31, 2008	$0.51	$0.51

As of November 29, 2010, we had 13 shareholders of record of our common stock.

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

Recent Sales of Unregistered Equity Securities

During the fiscal year ended September 30, 2010, we issued no equity securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Securities Authorized For Issuance Under Equity Compensation Plans

Effective October 21, 2010, our Board of Directors and stockholders holding a majority of our outstanding common stock approved our 2010 Equity Incentive Plan. The purpose of the 2010 Equity Incentive Plan is to attract and retain the best available personnel for positions of substantial responsibility; to provide incentives to individuals who perform services for us; and to promote the success of our business.

The 2010 Equity Incentive Plan reserves a total of 4,250,000 shares of our common stock for issuance under the 2010 Equity Incentive Plan.  If an incentive award granted under the 2010 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2010 Equity Incentive Plan.

The number of shares of our common stock subject to the 2010 Equity Incentive Plan, any number of shares subject to any numerical limit in the Plan, and the number of shares and terms of any incentive award will be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Following the November 29, 2010 2.782:1 forward stock split in the form of a dividend, the number of shares reserved under the 2010 Equity Incentive Plan increased to 11,823,500 but our Board of Directors determined to reduce the number of shares reserved for issuance under the 2010 Equity Incentive Plan to 4,250,000.

Administration

If formed, the compensation committee of the Board of Directors will administer the 2010 Equity Incentive Plan. In the event the compensation committee is not formed by our Board of Directors, our entire Board of Directors will serve the role of the committee. The administrative body will be hereinafter referred to as the “Administrator.” Subject to the terms of the 2010 Equity Incentive Plan, the Administrator will have complete authority and discretion to determine the terms of awards under the 2010 Equity Incentive Plan.

Awards

The 2010 Equity Incentive Plan authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units or performance shares.

Stock Options. Stock options entitle the participant, upon exercise, to purchase a specified number of shares of the Company’s common stock at a specified price and for a specified period of time. The exercise price for each stock option shall be determined by the Administrator but shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. The “fair market value” means the value of the common stock as the Administrator may determine in good faith, by reference to the closing price of such stock on any established stock exchange or national market system on which the Company’s common stock is listed on the day of determination, or if the Company’s common stock is not so listed, the value of such stock as may be determined by the Administrator in good faith.

Any stock options granted in the form of an incentive stock option will be intended to comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended. Only options granted to employees qualify for incentive stock option treatment.

Each stock option shall expire at such time as the Administrator shall determine at the time of grant. No stock option shall be exercisable later than the tenth anniversary of its grant. A stock option may be exercised in whole or in installments. A stock option may not be exercisable for a fraction of a share. Shares of the Company’s common stock purchased upon the exercise of a stock option must be paid for in full at the time of exercise in cash or such other consideration determined by the Administrator.

Stock Appreciation Rights. A stock appreciation right (“SAR”) is the right to receive a payment equal to the excess of the fair market value of a specified number of shares of common stock on the date the SAR is exercised over the exercise price of the SAR. The exercise price for each SAR shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant, and the term shall be no more than ten years from the date of grant. At the discretion of the Administrator, the payment upon an SAR exercise may be in cash, in shares equivalent thereof, or in some combination thereof.

Upon exercise of an SAR, the participant shall be entitled to receive payment from the Company in an amount determined by multiplying the excess of the fair market value of a share of the Company’s common stock on the date of exercise over the exercise price of the SAR by the number of shares with respect to which the SAR is exercised. The payment may be made in cash or stock, at the discretion of the Administrator.

Restricted Stock and Restricted Stock Units. Restricted stock and restricted stock units may be awarded or sold to participants under such terms and conditions as shall be established by the Administrator. Restricted stock and restricted stock units shall be subject to such restrictions as the Administrator determines, including a prohibition against sale, assignment, transfer, pledge or hypothecation, and a requirement that the participant forfeit such shares or units in the event of termination of employment. A restricted stock unit provides a participant the right to receive payment at a future date after the lapse of restrictions or achievement of performance criteria or other conditions determined by the Administrator.

Performance Stock. The Administrator shall designate the participants to whom long-term performance stock are to be awarded and determine the number of shares, the length of the performance period and the other vesting terms and conditions of each such award; provided the stated performance period will not be less than twelve (12) months. Each award of performance stock shall entitle the participant to a payment in the form of shares of common stock of the Company upon the attainment of performance goals and other vesting terms and conditions specified by the Administrator. The Administrator may, in its discretion, make a cash payment equal to the fair market value of shares of common stock otherwise required to be issued to a participant pursuant to a Performance Stock Award.

All awards are discussed in more detail in the 2010 Equity Incentive Plan. All awards made under the 2010 Equity Incentive Plan may be subject to vesting and other contingencies as determined by the Administrator and will be evidenced by agreements approved by the Administrator which set forth the terms and conditions of each award.

Duration, Amendment and Termination

Unless sooner terminated by the Administrator, the 2010 Equity Incentive Plan will terminate on October 20, 2020.  The Board of Directors will have the power to amend, alter, suspend or terminate the 2010 Equity Incentive Plan at any time or from time to time without stockholder approval or ratification, unless necessary and desirable to comply with applicable law.  No change may be made that increases the total number of shares of common stock reserved for issuance pursuant to the Plan or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year.  However, before an amendment may be made that would adversely affect a participant who has already been granted an award, the participant’s consent must be obtained.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K.

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed elsewhere in this annual report.

Results of Operations

We conducted no material operations during the year ended September 30, 2010 and do not have any present operations.

Revenues

We have had no revenues since our inception.

Expenses

We had operating expenses of $81,279 and $52,862 for the years ended September 30, 2010 and 2009 respectively.  The increase in operating expenses during the year ended September 30, 2010 was primarily attributable to an increase in professional fees.

Net Loss

We incurred net losses for the years ended September 30, 2010 and 2009 of $89,933 and $55,469, respectively.  The increase in net loss during the year ended September 30, 2010 was directly attributable to an increase in professional fees.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operative revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of September 30, 2010 and 2009, we had cash of $323 and $0, current assets of $323 and $4 and current liabilities of $179,054 and $88,802, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company.  The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

Off Balance Sheet Arrangements

None.

Contractual Obligations

Not applicable.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements are included beginning immediately following the signature page to this report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, including our consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  With the participation of our Chief Executive and Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2010 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.  Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of September 30, 2010 based on the COSO framework criteria.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to a permanent exemption for non-accelerated filers from the internal control audit requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

The following table sets forth certain information, as of November 29, 2010, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director

David Rector	Chief Executive and Financial Officer, President, Secretary, Treasurer and Director	63	November 22, 2010

Certain biographical information of our directors and officers is set forth below.

David Rector has served as our Chief Executive Officer, President, Principal Accounting Officer, Secretary, Treasurer and Director since November 22, 2010.  Mr. Rector served as the Chief Executive Officer, President, Principal Accounting Officer, Secretary, Treasurer and a Director of Universal Gold Mining Corp. from September 30, 2008 through November 17, 2010.  Mr. Rector served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) from April 19, 2004 through December 31, 2008.  He has served as the Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer, and Director of Standard Drilling, Inc. since November 2007.  Mr. Rector has served as President, Treasurer, Secretary and a Director of Li3 Energy, Inc. since June 6, 2008, was also the Chief Executive Officer and Chief Financial Officer of the same company from June 6, 2008 until October 19, 2009 and January 13, 2010, respectively.  Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Mr. Rector currently serves, or has served during the last five years, on the Board of Directors of each of the following public companies for the respective tenures indicated below.

Public Company Name	Tenure as Director
Senesco Technologies, Inc. (AMEX:SNT)	February 2002-present
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003-present
Nevada Gold Holdings, Inc. (NGHI.OB)	April 2004-present
US Uranium, Inc. (USUI.OB)	June 2007-present
California Gold Corp. (CLGL.OB)	June 2007-present
Standard Drilling, Inc.(STDR.PK)	November 2007-present
Li3 Energy, Inc. (LIEG.OB)	June 2008-present
RxElite, Inc. (RXEI.OB)	September 2007-February 2009
Superior Galleries, Inc. (SPGR.OB)	May 2003-May 2007
Nanoscience Technologies, Inc. (NANS.OB)	June 2004-December 2006
Universal Gold Mining Corp. (UGDM.OB)	September 2008-November 2010

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

Employment Agreements

We have no formal employment agreements or arrangements with any of our employees.  We compensate our sole officer and director at the rate of $500 per month.

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

Board of Directors

Our only director is our sole executive officer.  He is not an independent director.  We do not pay him for attending board meetings.  He is reimbursed, however, for his expenses, if any, for attendance at meetings of the Board of Directors.  Our Board of Directors may designate from among its members an executive committee and one or more other committees but has not done so to date.  We do not have a nominating committee or a nominating committee charter.  Further, we do not have a policy with regard to the consideration of any director candidates recommended by security holders.  To date this has not been a problem as no security holders have made any such recommendations.  Our sole director performs all functions that would otherwise be performed by committees.  Given the present size of our Board of Directors it is not practical for us to have committees.  If we are able to grow our business and increase our operations we intend to expand the size of our Board of Directors and allocate responsibilities accordingly.

Corporate Governance

Leadership Structure

Our board has 1 member, David Rector.  Accordingly we have not designated a chairman.

We are a shell corporation which has yet to achieve operating revenues. Our sole director, Mr. David Rector, also serves as our sole executive officer.  We believe that our present management structure is appropriate for a company of our size and state of development.

Our board is actively involved in our risk oversight function and collectively undertakes our risk oversight function. This review of our risk tolerances includes, but is not limited to, financial, legal and operational risks and other risks concerning our reputation and ethical standards.

Given our size, we do not have a nominating committee or a diversity policy. Our entire board monitors and assesses the need for and qualifications of additional directors.  We may adopt a diversity policy in the future in connection with our anticipated growth.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities that are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report for the fiscal year covered by this report, although Nanuk Warman and Ronald Asirwatham each filed a Form 3 on a late basis.

Code of Ethics

In 2006 we adopted a Code of Ethics that applies to all of our employees.  A copy of our Code of Ethics will be provided to any person requesting same without charge.  To request a copy of our Code of Ethics, please make written request to our President c/o 22nd Century Group, Inc. at 11923 SW 37 Terrace, Miami, FL 33175.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the three fiscal years ended September 30, 2010, 2009 and 2008 to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended September 30, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended September 30, 2010 that received annual compensation during the fiscal year ended September 30, 2010 in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Ronald	2010	0	0	0	0	0	0	0	0
Asirwatham(1),	2009	0	0	0	0	0	0	0	0
Chief Executive Officer	2008	0	0	0	0	0	0	0	0

Nanuk	2010	8,000	0	0	0	0	0	0	8,000
Warman(2),	2009	8,000	0	0	0	0	0	0	8,000
Chief Executive Officer	2008	2,000	0	0	0	0	0	0	2,000

(1)	Ronald Asirwatham served as our sole executive officer from September 24, 2010 through November 22, 2010. Commencing October 1, 2010 we were compensating Mr. Asirwatham at the rate of $500 per month.
(2)	Nanuk Warman served as our sole executive officer and as a Director from June 9, 2008 through September 24, 2010.

We have not issued any stock options or maintained any stock option or other incentive plans since our inception other than the 2010 Equity Incentive Plan which was adopted on October 21, 2010 (see “Item 5. Securities Authorized for Issuance Under Equity Compensation Plans”). We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans. Similarly, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers or any other persons following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of us or a change in a named executive officer’s responsibilities following a change in control.

Compensation of Directors

None of our directors receive any compensation for serving as such, for serving on committees of the board of directors or for special assignments. During the fiscal year ended September 30, 2010 there were no other arrangements between us and our directors that resulted in our making payments to any of our directors for any services provided to us by them as directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of November 29, 2010 by:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on such date and all shares of our common stock issuable to such holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by such person at said date which are exercisable within 60 days of November 29, 2010.  Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percentage of Class(2)

David Rector (3)	Common Stock, par value $0.00001 per share	0 Shares	0%

Nanuk Warman (4)	Common Stock, par value $0.00001 per share	10,015,200 Shares (Direct)	57.7%

All officers and directors as a group (1 person)	Common Stock, par value $0.00001 per share	0 Shares	0%

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

(2)	There were 17,356,590 shares of common stock issued and outstanding on November 29, 2010.

(3)	The address for Mr. Rector is 1640 Terrace Way, Walnut Creek, CA 94597

(4)	The address for Mr. Warman is 11923 SW 37 Terrace, Miami, Florida 33175.

Securities Authorized for Issuance Under Equity Compensation Plans

Effective October 21, 2010 our Board of Directors and stockholders owning a majority of our outstanding shares of common stock authorized and approved our 2010 Equity Incentive Plan (see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance Under Equity Compensation Plans).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

David Rector, our sole director, is not an independent director as he also serves as our sole executive officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended September 30, 2010 and 2009 are set forth in the table below:

Fee Category	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009

Audit fees (1)	$12,000	$10,500

Audit-related fees (2)	0	0

Tax fees (3)	900	300

All other fees (4)	0	0

Total fees	$12,900	$10,800

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of September 30, 2010 and 2009	F-3

Statements of Operations for the years ended September 30, 2010 and 2009
and for the period from September 12, 2005 (Inception) to September 30, 2010	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the period from
September 12, 2005 (Inception) to September 30, 2010	F-5

Statements of Cash Flows for the years ended September 30, 2010 and 2009
and for the period from September 12, 2005 (Inception) to September 30, 2010	F-6

Notes to Financial Statements	F-7 – F-14

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

The following exhibits are included as part of this report:

Exhibit No.	SEC Report Reference No.	Description

3.1	3.1	Articles of Incorporation of Registrant (1)

3.2	*	Amended and Restated Articles of Incorporation of Registrant filed with the Nevada Secretary of State on November 23, 2010

3.3	3.2	By-Laws of Registrant (1)

4.1	4.1	$80,000 Promissory Note dated May 8, 2009 (2)

4.2	*	Amendment dated November 8, 2010 to $80,000 Promissory Note dated May 8, 2009

4.3	4.2	$32,327 Promissory Note dated February 10, 2010 (5)

4.4	*	$50,000 Promissory Note dated October 14, 2010

10.1	10.1	Stock Purchase Agreement dated September 26, 2007 between Registrant and Douglas Scheving (3)

14.1	14.1	Code of Ethics (4)

20	N/A	Information Statement of Registrant dated November 2, 2010 (6)

21	*	List of Subsidiaries

31.1 / 31.2	*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	*	Rule 1350 Certification of Chief Executive and Financial Officer

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

(5)
Filed with the Securities and Exchange Commission on December 23, 2009 as an exhibit, numbered as indicated above, to the Registrant’s Annual Report on Form 10-K for the year ended September 30, 2009, which exhibit is incorporated herein by reference.

(6)	Filed with the Securities and Exchange Commission on November 2, 2010, which exhibit is incorporated herein by reference.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

22ND CENTURY GROUP, INC.

Dated: December 1, 2010	By:	/s/ David Rector
David Rector, President, Chief Executive Officer
and Financial Officer, and Principal Accounting
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 1st day of December, 2010.

/s/ David Rector
David Rector, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

PART IV – FINANCIAL INFORMATION

ITEM 15.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
22nd Century Group, Inc. (fka Touchstone Mining, Ltd.)
Las Vegas, NV

We have audited the accompanying balance sheets of 22nd Century Group, Inc. (fka Touchstone Mining, Ltd.) (a development stage company) (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2010 and 2009, and the results of its operations and cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not generated revenues from operations and has incurred net losses since inception. This raises substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to this matter are described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, UT
November 29, 2010

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Balance Sheets
As of September 30,

	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$323	$-
Withholding tax receivable	-	4
Total current assets	323	4

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,653	$4,334

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$55,450	$6,180
Notes payable – stockholders (Note 6)	112,327	80,000
Accrued interest, notes payable – stockholders (Note 6)	11,277	2,622
Total current liabilities	179,054	88,802

TOTAL LIABILITIES	179,054	88,802

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
10,000,000 preferred shares, $0.00001 par value
300,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
0 preferred shares	-	-
17,356,590 common shares	174	174
Capital in excess of par value	146,328	146,328
Deficit accumulated during the development stage	(320,903)	(230,970)
Total stockholders’ deficit	(174,401)	(84,468)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,653	$4,334

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Statements of Operations

			Cumulative
			from Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2010	2009	2010
			(Unaudited)
Income	$-	$-	$-

Expenses
Mineral property costs	2,713	1,900	38,434
Professional fees	70,550	42,922	242,055
Office and administrative	8,016	8,040	28,683
Total Operating Expenses	81,279	52,862	309,172

Other Income (Expense)
Foreign currency transaction loss	-	-	(470)
Interest income	1	15	16
Interest expense	(8,655)	(2,622)	(11,277)
Total Other Income (Expense)	(8,654)	(2,607)	(11,731)

Net Loss Applicable to Common Shares	$(89,933)	$(55,469)	$(320,903)

Basic and Diluted Loss per Common Share	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding	17,356,590	17,356,590

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Statement of Changes in Stockholders’ Equity (Deficit)
For the Period of Inception (September 12, 2005) to September 30, 2010

	Common Shares		Capital in Excess of	Deficit Accumulated During the Development
	Shares	Amount	Par Value	Stage	Total
Inception – September 12, 2005	–	$–	$–	$–	$–
Common shares issued for cash at $0.007 per share, September 12, 2005	1,669,200	17	11,983	–	12,000
Loss for the period	–	–	–	(3,897)	(3,897)
Balance – September 30, 2005 (Unaudited)	1,669,200	17	11,983	(3,897)	8,103
Common shares issued for cash at $0.007 per share, June 22, 2006	6,955,000	70	49,930	–	50,000
Loss for the year	–	–	–	(59,786)	(59,786)
Balance – September 30, 2006 (Unaudited)	8,624,200	87	61,913	(63,683)	(1,683)
Common shares issued for $34,502 in debt, September 26, 2007	8,346,000	83	34,419	–	34,502
Loss for the year	–	–	–	(29,672)	(29,672)
Balance – September 30, 2007	16,970,200	170	96,332	(93,355)	3,147
Common shares issued for cash at $0.13 per share, February 6, 2008	386,390	4	49,996	-	50,000
Loss for the year	-	-	-	(82,146)	(82,146)
Balance – September 30, 2008	17,356,590	174	146,328	(175,501)	(28,999)
Loss for the year	-	-	-	(55,469)	(55,469)
Balance – September 30, 2009	17,356,590	174	146,328	(230,970)	(84,468)
Loss for the year	-	-	-	(89,933)	(89,933)
Balance – September 30, 2010	17,356,590	$174	$146,328	$(320,903)	$(174,401)

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Statements of Cash Flows

			Cumulative
			From Inception
			(September 12, 2005)
	Year Ended September 30,		to September 30,
	2010	2009	2010
			(Unaudited)
Cash Flow from Operating Activities:
Loss for the period	$(89,933)	$(55,469)	$(320,903)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
(Increase) decrease in withholding tax receivable	4	(4)	-
Increase (decrease) in accounts payable and accrued liabilities	49,270	(34,740)	55,450
Increase in accrued interest, note payable	8,655	2,622	11,277
Net cash used in operating activities	(32,004)	(87,591)	(254,176)

Cash Flows from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flows from Financing Activities:
Proceeds from notes payable – stockholders	32,327	80,000	112,327
Proceeds from notes payable – related party	-	-	34,502
Issuance of common stock	-	-	112,000
Net cash provided by financing activities	32,327	80,000	258,829

Net Increase in Cash and Cash Equivalents	323	(7,591)	323
Cash and Cash Equivalents – Beginning of Period	-	7,591	-
Cash and Cash Equivalents – End of Period	$323	$-	$323

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

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

Development Stage Company
The Company is considered to be in the development stage as defined in FASC 915-10-05 “Development Stage Entities.”

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $323 and $0 in cash and cash equivalents at September 30, 2010 and 2009, respectively.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

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

Start-Up Costs
In accordance with FASC 720-15-20 “Start-up Costs,” the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Net Income or (Loss) Per Share of Common Stock
The Company has adopted FASC 260-10-20, “Earnings per Share,” (“EPS”) which requires presentation of basic and diluted EPS on the face of the statements of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.  In the accompanying financial statements, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. The Company has no potentially dilutive securities, such as options or warrants, currently issued and outstanding.  The potential conversion of the notes payable in Note 6 would have an antidilutive effect on EPS due to the Company’s accumulated losses.

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended September 30,
	2010	2009
Net loss applicable to common shares	$(89,933)	$(55,469)
Weighted average common shares
Outstanding (Basic)	17,356,590	17,356,590
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Basic and Diluted)	17,356,590	17,356,590
Net loss per share (Basic and Diluted)	$(0.01)	$(0.00)

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

 Notes to Financial Statements
September 30, 2010 and 2009

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

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

2 .	Significant Accounting Policies(continued)

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

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-26 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

3.	Stockholders’ Equity

Authorized Stock
At inception, the Company authorized 100,000,000 common shares with a par value of $0.00001 per share.  Each common share entitles the holder to one vote, in person or proxy, on any matter on which action of the stockholders of the corporation is sought.

Effective November 23, 2010, the Company increased the number of authorized shares to 310,000,000 shares, of which 300,000,000 shares are designated as common stock par value $0.00001 per share, and 10,000,000 shares are designated as preferred stock, par value $0.00001 per share.

Effective the close of business on November 29, 2010 the Company effected a 2.782:1 forward stock split in the form of a dividend. In connection therewith, all shareholders of record at the close of business on November 29, 2010 received an additional 1.782 shares of the Company’s common stock for each share held by them. This resulted in the issuance of an aggregate of 11,117,701 shares. Following such issuance, we had 17,356,590 shares issued and outstanding. All descriptions of share issuances give retroactive effect to the forward stock split.

Share Issuances
Since inception (September 12, 2005), the Company has issued 8,624,200 common shares at $0.007 per share for $62,000 in cash, and 386,389 common shares at $0.13 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 8,346,000 common shares at $0.004 per share in satisfaction of debt of $34,502.  There were 17,356,590 common shares issued and outstanding at September 30, 2010 and 2009.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

4.	Provision for Income Taxes
The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes. Deferred taxes are provided in the financial statements under FASB ASC Topic 740-10-25 to give effect to the resulting temporary differences which may arise from differences in the bases of fixed assets, depreciation methods, allowances, and start-up costs based on the income taxes expected to be payable in future years.

Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through September 30, 2010 of $320,903 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $112,300 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance, which increased by approximately $31,500 and $19,400 during the years ended September 30, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Topic 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at September 30, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at September 30, 2010.

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
$50,000

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

5.	Mineral Property Costs (continued)
In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of September 30, 2010, the Company met these obligations.

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

6.	Notes Payable – Stockholders
On May 8, 2009 the Company received an $80,000 unsecured loan from a minority stockholder of the Company, and in connection therewith issued an 8.25%, $80,000 convertible promissory note dated May 8, 2009.  If not converted, interest and principal were originally due at maturity on November 8, 2010, which date has been extended by both parties to May 8, 2011.  The terms of conversion have not been determined but will be mutually determined by the Company and the holder.

On February 10, 2010, the Company received a $32,327 unsecured loan from a minority stockholder of the Company, and in connection therewith issued a 10% convertible promissory note dated February 10, 2010.  If not converted, interest and principal are due at maturity on August 9, 2011.  The note is convertible at any time prior to maturity at a conversion price of approximately $0.036 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if the Company issues common stock or securities convertible into common stock at a price of less than $0.036 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

Interest expense and accrued interest as of and for the year ended September 30, 2010 totaled $8,655 and $11,277, respectively.  Interest expense and accrued interest as of and for the year ended September 30, 2009 totaled $2,622.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

7.	Going Concern and Liquidity Considerations
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of September 30, 2010, the Company had a working capital deficit of $178,731 and an accumulated deficit of $320,903.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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
On October 5, 2010, the Company entered into a non-binding Letter of Intent with 22nd Century Limited, LLC, a Delaware limited liability corporation regarding a possible business combination involving the two companies. At this stage, neither party is bound to proceed with the transaction. On October 21, 2010, the Company’s Board of Directors and stockholders owning a majority of the Company’s outstanding common stock, have authorized and approved to change the Company’s name to 22nd Century Group, Inc. to facilitate the proposed transaction.  The Board of Directors and stockholders owning a majority of the Company’s outstanding stock have further authorized and approved a possible transfer of our assets and liabilities to a split-off subsidiary to be transferred to the Company’s majority stockholder in consideration of the surrender of his shares of Company stock for cancellation.

On October 14, 2010, the Company received a $50,000 loan from a minority shareholder of the Company, and issued a 10%, $50,000 convertible promissory note dated October 14, 2010. If not converted, interest and principal are due at maturity on April 13, 2012. The note is convertible at any time prior to maturity at a conversion price of approximately $0.036 per share. The conversion price and the number of shares issuable upon conversion are subject to adjustment under certain circumstances including mergers, consolidations, reclassifications, stock splits, combinations, dividends and similar transactions. Further, the conversion price is subject to downward adjustment if we issue common stock or securities convertible into common stock at a price of less than $0.036 per share at any time while the note remains outstanding. In such event, the conversion price under the note shall be reduced to such lower price.

Effective October 21, 2010, the Company adopted a 2010 Equity Incentive Plan, which reserves a total of 4,250,000 shares of the Company’s common stock for issuance under the 2010 Equity Incentive Plan.  If an incentive award granted under the 2010 Equity Incentive Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2010 Equity Incentive Plan.

22nd Century Group, Inc.
(fka Touchstone Mining Limited)
(A Development Stage Company)

Notes to Financial Statements
September 30, 2010 and 2009

8.	Subsequent Events (continued)
Effective November 23, 2010, the Company filed Amended and Restated Articles of Incorporation which, among other things, (i) changed the Company’s name to 22nd Century Group, Inc.; (ii) increased the Company’s authorized capitalization from 100,000,000 shares, consisting of 100,000,000 shares of common stock, $0.00001 par value per share, to 310,000,000 shares, consisting of 300,000,000 shares of common stock, $0.00001 par value per share, and 10,000,000 shares of blank check preferred stock, $0.00001 par value per share; and (iii) limits the liability of the Company’s officers and directors, stockholders, and creditors to the fullest extent permitted by Nevada law.

Effective November 22, 2010 Ronald Asirwatham resigned as the Company’s Director, Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer, and David Rector was appointed to fill the vacancies created thereby.

Effective the close of business on November 29, 2010 the Company effected a 2.782:1 forward stock split in the form of a dividend. In connection therewith, all shareholders of record at the close of business on November 29, 2010 received an additional 1.782 shares of the Company’s common stock for each share held by them. This resulted in the issuance of an aggregate of 11,117,701 shares. Following such issuance, we had 17,356,590 shares issued and outstanding. All descriptions of share issuances give retroactive effect to the forward stock split.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and determined there are no additional items to disclose.