Form 10-Q
period 2010-12-31
22nd Century Group, Inc.
filed 2011-01-19
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number: 333-130696

22ND CENTURY GROUP, INC.
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

As of January 17, 2011, there were 17,356,590 shares of the issuer’s common stock, par value $0.00001, outstanding.

22ND CENTURY GROUP, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's September 30, 2010 Form 10-K filed with the SEC on December 1, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Balance Sheets as of December 31, 2010 (unaudited) and September 30, 2010	4

Interim Statements of Operations for the three month periods ended December 31, 2010 and 2009 (unaudited) and for the period from September 12, 2005(inception) to December 31, 2010 (unaudited)	5

Interim Statements of Cash Flows for the three month periods ended December 31, 2010 and 2009 (unaudited) and for the period from September 12, 2005 (inception) to December 31, 2010 (unaudited)	6

Interim Notes to Financial Statements (unaudited)	7

22nd Century Group, Inc.
 (A Development Stage Company)

Balance Sheets

	As of	As of
	December 31,	September 30,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$24	$323
Total current assets	24	323

Non-Current Assets
Mineral property reclamation bond (Note 5)	4,330	4,330

TOTAL ASSETS	$4,354	$4,653

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$49,803	$55,450
Notes payable – stockholders (Note 6)	112,327	112,327
Accrued interest, notes payable – stockholders (Note 6)	14,824	11,277
Total current liabilities	176,954	179,054

Long-Term Liabilities
Note payable – stockholder (Note 6)	50,000	-

TOTAL LIABILITIES	226,954	179,054

STOCKHOLDERS’ DEFICIT
Capital Stock (Note 3)
Authorized:
10,000,000 preferred shares, $0.00001 par value
300,000,000 common shares, $0.00001 par value
Issued and outstanding shares:
0 preferred shares	-	-
17,356,590 common shares	174	174
Capital in excess of par value	146,328	146,328
Deficit accumulated during the development stage	(369,102)	(320,903)
Total stockholders’ deficit	(222,600)	(174,401)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,354	$4,653

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
 (A Development Stage Company)

Interim Statements of Operations
(Unaudited)

			Cumulative
			from Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2010	2009	2010

Income	$-	$-	$-

Expenses
Mineral property costs	-	-	38,434
Professional fees	44,652	15,509	286,707
Office and administrative	-	2,005	28,683
Total Operating Expenses	44,652	17,514	353,824

Other Income (Expense)
Foreign currency transaction loss	-	-	(470)
Interest income	-	-	16
Interest expense	(3,547)	(1,663)	(14,824)
Total Other Income (Expense)	(3,547)	(1,663)	(15,278)

Net Loss Applicable to Common Shares	$(48,199)	$(19,177)	$(369,102)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding	17,356,590	17,356,590

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
(A Development Stage Company)

Interim Statements of Cash Flows
(Unaudited)

			Cumulative
			From Inception
			(September 12, 2005)
	Three Months Ended December 31,		to December 31,
	2010	2009	2010
Cash Flow from Operating Activities:
Loss for the period	$(48,199)	$(19,177)	$(369,102)
Adjustments to reconcile net loss to net cash used in operations:
Changes in operating assets and liabilities:
Decrease in withholding tax receivable	-	1	-
Increase (decrease) in accounts payable and accrued liabilities	(5,647)	17,513	49,803
Increase in accrued interest, notes payable – stockholders	3,547	1,663	14,824
Net cash used in operating activities	(50,299)	-	(304,475)

Cash Flows from Investing Activities:
Mineral property reclamation bond	-	-	(4,330)
Net cash used in investing activities	-	-	(4,330)

Cash Flows from Financing Activities:
Proceeds from notes payable – stockholders	50,000	-	162,327
Proceeds from notes payable – related party	-	-	34,502
Issuance of common stock	-	-	112,000
Net cash provided by financing activities	50,000	-	308,829

Net Increase (Decrease) in Cash and Cash Equivalents	(299)	-	24
Cash and Cash Equivalents – Beginning of Period	323	-	-
Cash and Cash Equivalents – End of Period	$24	$-	$24

Supplemental Cash Flow Disclosure:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

Non-Cash Financing and Investing Activities:
Note payable – related party converted to common stock	$-	$-	$34,502

The accompanying notes are an integral part of these financial statements.

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

1.	Organization
22nd Century Group, Inc. (the “Company”) was incorporated on September 12, 2005 in the State of Nevada, USA, and is based in Miami, Florida. The Company was originally incorporated as Touchstone Mining Limited and changed its name to 22nd Century Group, Inc. on November 23, 2010.  The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America, and the Company’s fiscal year end is September 30.

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

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, money market funds, and certificates of term deposits with maturities of less than three months, which are readily convertible to known amounts of cash and which, in the opinion of management, are subject to an insignificant risk of loss in value. The Company had $24 and $323 in cash and cash equivalents at December 31, 2010 and September 30, 2010, respectively.

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended December 31,
	2010	2009
Net loss applicable to common shares	$(48,199)	$(19,177)
Weighted average common shares
Outstanding (Basic)	17,356,590	17,356,590
Options	-	-
Warrants	-	-
Weighted average common shares outstanding (Basic and Diluted)	17,356,590	17,356,590
Net loss per share (Basic and Diluted)	$(0.00)	$(0.00)

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
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

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

2 .	Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)
Statement of Financial Accounting Standards (“SFAS”) No. 165 (ASC Topic 855), “ Subsequent Events, ” SFAS No. 166 (ASC Topic 810), “ Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140, ” SFAS No. 167 (ASC Topic 810), “ Amendments to FASB Interpretation No. 46(R) ,” and SFAS No. 168 (ASC Topic 105), “ The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162 ” were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update (“ASU”) ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures – Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU’s No. 2009-2 through ASU No. 2010-29 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Share Issuances
Since inception (September 12, 2005), the Company has issued 8,624,200 common shares at $0.007 per share for $62,000 in cash, and 386,390 common shares at $0.13 per share for $50,000 in cash, for total proceeds of $112,000.  The Company also issued 8,346,000 common shares at $0.004 per share in satisfaction of debt of $34,502.  There were 17,356,590 common shares issued and outstanding at December 31, 2010 and September 30, 2010.

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
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

Minimal development stage deferred tax assets arising as a result of net operating loss carryforwards have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Operating loss carryforwards generated during the period from September 12, 2005 (date of inception) through December 31, 2010 of $369,102 will begin to expire in 2025. Accordingly, deferred tax assets of approximately $129,200 (assuming an effective maximum statutory rate of 35%) were offset by the valuation allowance, which increased by approximately $16,900 and $6,700 during the three months ended December 31, 2010 and 2009, respectively.

The Company follows the provisions of uncertain tax positions as addressed in FASB ASC Topic 740-10-65-1. The Company recognized approximately no increase in the liability for unrecognized tax benefits.

The Company has no tax positions at December 31, 2010 for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. No such interest or penalties were recognized during the periods presented. The Company had no accruals for interest and penalties at December 31, 2010.

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
$50,000

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

5.	Mineral Property Costs (continued)
In August 2007, the Company reached an agreement with MES, whereby MES relinquished its rights to the Property.  During the year ended September 30, 2008, the Company proceeded to stake the claims in its own name.  The Company is no longer obligated to make the payments outlined above for 2007 through 2010, and is only responsible for maintaining the mineral claims in good standing by paying all the necessary rents, taxes, and filing fees associated with the Property.  As of December 31, 2010, the Company met these obligations.

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

Interest expense and accrued interest as of and for the three months ended December 31, 2010 totaled $3,547 and $14,824, respectively.

22nd Century Group, Inc.
(A Development Stage Company)

Notes to Interim Financial Statements
December 31, 2010
(Unaudited)

7.	Going Concern and Liquidity Considerations
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As of December 31, 2010, the Company had a working capital deficit of $176,930 and an accumulated deficit of $369,102.  The Company intends to fund operations through debt and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the next twelve months.

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

Forward-Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses.  Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language.  Our actual results may differ significantly from those projected in the forward-looking statements.  Factors that might cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the “Description of Business – Risk Factors” section in our Annual Report on Form 10-K for the year ended September 30, 2010.  You should carefully review the risks described in our Annual Report and in other documents we file from time to time with the Securities and Exchange Commission.  You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements.

All references in this Form 10-Q to the “Company,” “22nd Century,” “we,” “us,” or “our” are to 22nd Century Group, Inc., and where context requires, its wholly owned subsidiaries, 22nd Century Acquisition Subsidiary, LLC and Touchstone Split Corp.

All references in this Form 10-Q to issued and outstanding shares give retroactive effect to a 2.782:1 forward stock split in the form of a dividend which was effected at the close of business on November 29, 2010.  In connection therewith, all shareholders of record at the close of business on November 29, 2010 received an additional 1.782 shares of our common stock for each share held by them.  This resulted in our issuance of an aggregate of 11,117,701 shares.  Following such issuance we had 17,356,590 shares issued and outstanding.

General Overview

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

As the result of the name change to 22nd Century Group, Inc. our common stock is now quoted on OTC Markets and the OTC Bulletin Board under the symbol “XXII”.

Results of Operations

We conducted no material operations during the quarter ended December 31, 2010 and do not have any present operations. During the three month period ended December 31, 2010, we generated no revenues, we had total operating expenses of $44,652 and we incurred a net loss of $48,199.  During the three month period ended December 31, 2009, we generated no revenues, we had total operating expenses of $17,514, and we incurred a net loss of $19,177.

Liquidity and Capital Resources

The report of our auditors on our audited financial statements for the fiscal year ended September 30, 2010 contains a going concern qualification as we have suffered losses since our inception.  We have minimal assets and have achieved no operating revenues since our inception.  We have depended on loans and sales of equity securities to conduct operations.  As of December 31, 2010 and September 30, 2010, we had cash of $24 and $323, current assets of $24 and $323 and current liabilities of $176,954 and $179,054, respectively.  Unless and until we commence material operations and achieve material revenues, we will remain dependent on financings to continue our operations.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, David Rector, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to us, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

We did not issue any equity securities during the quarter ended December 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

Management

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

2010 EIP

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

Formation of Subsidiaries

On December 6, 2010 we formed 22nd Century Acquisition Subsidiary LLC, a Delaware limited liability corporation, as a wholly owned subsidiary. 22nd Century Acquisition Subsidiary, LLC has no present assets or liabilities and is presently inactive.

On December 6, 2010 we formed Touchstone Split Corp., a Delaware corporation, as a wholly owned subsidiary. Touchstone Split Corp. has no present assets or liabilities and is presently inactive.

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

The following exhibits are included as part of this report:

Exhibit No.	Description

3.1	Certificate of Incorporation of Touchstone Split Corp., as filed with the Secretary of State of Delaware on December 6, 2010

3.2	Certificate of Formation of 22nd Century Acquisition Subsidiary, LLC, as filed with the Secretary of State of Delaware on December 6, 2010

31.1 / 31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer

32.1 / 32.2	Rule 1350 Certification of Principal Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

22ND CENTURY GROUP, INC.

Dated: January 18, 2011	By:	/s/ David Rector
David Rector
President, Principal Executive and Financial Officer