Form 10-Q
period 2011-03-31
22nd Century Group, Inc.
filed 2011-05-13
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number: 333-173420

22nd Century Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8201 Main Street, Suite 6
Williamsville, New York	14221
(Address of principal executive offices)	(Zip Code)

(716) 270-1523
(Registrant’s telephone number, including area code)

September 30, 2010
(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of April 1, 2011, there were 27,909,646 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

Part I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$872,401	$310
Accounts receivable	112,056	-
Grant receivable	-	223,540
Due from related party	14,330	-
Inventory	768,382	308,662
Prepaid expenses	194,482	211,717
Total current assets	1,961,651	744,229

Other assets:
Patent and trademark costs, net	1,442,575	1,467,623
Office furniture and fixtures, net	4,670	-
Deferred private placement costs	-	587,133
Deposits	1,535	1,535
Total other assets	1,448,780	2,056,291

Total assets	$3,410,431	$2,800,520

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loan	$174,925	$174,925
Accounts payable	770,862	2,900,684
Accrued interest payable to shareholders	6,477	190,977
Accrued expenses	255,880	227,724
Deferred grant revenue	174,324	223,540
Notes payable to shareholders, net of unamortized discount	-	1,095,643
Current portion of long-term debt	71,890	-
Due to related party	-	6,942
Due to officer	4,639	3,200
Total current liabilities	1,458,997	4,823,635

Long-term notes	587,000	-
Long-term notes to shareholders, net of
unamortized discount	161,890	65,557
Total long term debt	748,890	65,557
Less current portion	(71,890)	-
	677,000	65,557
Warrant derivative liability	3,061,750	-
Total liabilities	5,197,747	4,889,192

Commitments and contingencies (Note 10)	-	-

Shareholders' deficit
Capital stock:
Authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Issued and outstanding:
0 preferred shares	-	-
26,759,646 common shares (16,000,000 at December 31, 2010)	268	-
Capital in excess of par value	4,551,610	3,598,856
Accumulated deficit	(6,336,694)	(5,687,394)
Non-controlling interest - consolidated subsidiary	(2,500)	(134)
Total shareholders' deficit	(1,787,316)	(2,088,672)

Total liabilities and shareholders' deficit	$3,410,431	$2,800,520

See accompanying notes to financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended March 31, 2011 and 2010
(unaudited)

	March 31, 2011	March 31, 2010

Net Sales	$117,456	$-
Other Income - Therapeutic Grant Credit	49,216	-
Total gross revenue	166,672	-

Operating expenses:
Costs of goods sold	47,002	-
Research and development	216,291	95,420
General and administrative	325,938	96,108
Sales and marketing costs	171,525	-
Amortization and depreciation	43,577	39,860
	804,333	231,388

Operating loss	(637,661)	(231,388)

Interest expense and debt expense:
Shareholders	(12,145)	(70,982)
Other	(1,860)	(2,647)

Net loss	(651,666)	(305,017)

Net loss attributable to non-controlling interest	2,366	4

Net loss attributed to common shareholders	$(649,300)	$(305,013)

Loss per common share - basic and diluted	$(0.03)	$(0.04)

Common shares used in basic earnings per share calculation	23,890,407	7,089,946

See accompanying notes to financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31, 2011 and 2010
(unaudited)

	March 31, 2011	March 31, 2010

Cash flows from operating activities:
Net loss	$(651,666)	$(305,017)
Adjustments to reconcile net loss to cash used
by operating activities:
Amortization and depreciation	43,577	39,860
Amortization of debt issuance costs	-	10,777
Amortization of debt discount	1,334	40,341
Equity based employee compensation expense	-	43,108
(Increase) decrease in assets:
Accounts receivable	(112,056)	-
Grant receivable	223,540	-
Inventory	(459,720)	(206,737)
Prepaid expenses	17,234	(18,750)
Increase (decrease) in liabilities:
Accounts payable	(516,695)	(82,090)
Accrued interest payable to shareholders	(177,797)	19,865
Accrued expenses	28,156	76,987
Deferred grant revenue	(49,216)	-
Net cash used by operating activities	(1,653,309)	(381,656)

Cash flows from investing activities:
Acquisition of patents and trademarks	(518,408)	(35,351)
Acquisition of office furniture and fixtures	(4,792)	-
Net cash used by investing activities	(523,200)	(35,351)

Cash flows from financing activities:
Payment of deferred private placement costs	-	(20,000)
Proceeds from issuance of notes and warrants	-	450,000
Payments on notes payable to shareholders	(393,275)
Net proceeds from January 25, 2011 private placement	3,461,708	-
Net payments to from related party	(21,272)	(13,000)
Net advances from officers	1,439	-
Net cash provided by financing activities	3,048,600	417,000

Net increase (decrease) in cash	872,091	(7)
Cash - beginning of reporting period	310	158
Cash - end of reporting period	$872,401	$151

Cash paid during period for:
Interest	$189,736	$2,432
Income tax	$-	$-

Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable not related to operating activities:
Payment of accounts payable for patent costs	$500,000	$-
Payment of accounts payable for deferred private placement costs	526,127	-
Accounts payable converted to promissory notes	587,000	-
	$1,613,127	$-
Deferred private placement costs charged to contributed capital	$587,133	$-
Conversion of member notes and accrued interest to common shares and warrants	$614,070	$-
Issuance of derivative liability instruments and reduction of additional paid-in capital	$3,061,750	$-
Patent and trademark additions included in accounts payable	$-	$22,255
Deferred private placement cost additions included in accounts payable	$-	$34,423

See accompanying notes to financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the three months ended March 31, 2011
(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Non-controlling	Shareholders'
	Outstanding	Shares	Capital	Deficit	Interest	Deficit
Balance at December 31, 2010	16,000,000		$3,598,856	$(5,687,394)	$(134)	$(2,088,672)

Distribution of 5,000,000 warrants for common stock, exercise price of $3.00 per share			(1,550,000)			(1,550,000)

Common Shares issued in January 25, 2011 private placement, net	5,434,446		2,503,022			2,503,022

Merger of 22nd Century Limited and 22nd Century Group	5,325,200	268	(268)			-

Net loss				(649,300)	$(2,366)	$(651,666)
Balance at March 31, 2011	26,759,646	$268	$4,551,610	$(6,336,694)	$(2,500)	$(1,787,316)

See accompanying notes to financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Introduction - These unaudited consolidated financial statements of 22nd Century Group Inc. (“22nd Century Group”) and its direct and indirect subsidiaries (collectively with 22nd Century Group, the “Company”) incorporate and reflect the reverse acquisition of 22nd Century Limited, LLC by 22nd Century Group, Inc. as described below.

On January 25, 2011, 22nd Century Limited, LLC (“22nd Century Ltd”) completed a reverse merger transaction (the “Merger”) with 22nd Century Group, Inc. (formerly Touchstone Mining Limited). As a result, 22nd Century Ltd became a wholly owned subsidiary of 22nd Century Group which continues to operate the business of 22nd Century Ltd. In connection with the Merger, 22nd Century Group issued 21,434,446 shares of its common stock to the holders of membership units of 22nd Century, which share amount represented 80.1% of the outstanding shares immediately following the Merger. All references contained herein to shareholders or common shares include the historical members and membership units of 22nd Century Ltd because, in the Merger, membership units were exchanged for common shares on a one-for-one basis and from an accounting standpoint they are equivalent.

The Merger is being accounted for as a reverse acquisition and a recapitalization; 22nd Century Ltd is the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements set forth herein for periods prior to the Merger are those of 22nd Century Ltd and are recorded at the historical cost basis of 22nd Century Ltd, and the consolidated financial statements set forth herein for periods beginning on and following completion of the Merger include the assets and liabilities of 22nd Century Ltd, historical operations of 22nd Century Ltd, and operations of 22nd Century Group from the closing date of the Merger.

Upon the closing of the Merger, 22nd Century Group transferred all of its operating assets and liabilities to Touchstone Split Corp. and split-off Touchstone Split Corp. through the sale of all of the outstanding capital stock of Touchstone Split Corp. (the “Split-Off”). After the completion of the Merger and Split Off, 22nd Century Group’s consolidated financial statements include only the assets and liabilities of 22nd Century Ltd. Refer to the Current Report on Form 8-K that the Company filed with the Securities and Exchange Commission on February 1, 2011 for further information on the Merger.

 Immediately prior to the Merger on January 25, 2011, the 22nd Century Ltd completed a private placement offering (the “Private Placement”) of 5,434,446 securities (the “PPO Securities”) at the purchase price of $1.00 per PPO Security, each such PPO Security consisting of one (1) share and a five-year warrant to purchase one-half of one (1/2) common shares at an exercise price of $1.50 per whole common share. In connection with the Private Placement, 22nd Century Ltd approved a prorata distribution of 5,000,000 five-year warrants to purchase one common share at an exercise price of $3.00. Private Placement proceeds included $614,070 from the conversion of 22nd Century Ltd indebtedness into PPO Securities and $395,376 from the conversion of placement agent fees into PPO Securities, resulting in gross cash proceeds of $4,425,000.  Private Placement offering expenses incurred included cash expenses of approximately $1,025,000 and non-cash expenses consisting of the placement agent fees of $395,376 which were converted into PPO securities and $390,000 for the estimated fair value of 934,755 placement agent and advisor warrants issued to the placement agent. 22nd Century Ltd/Group received net cash proceeds of approximately $3,462,000 from the Private Placement and the Company reduced its debt obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which was exchanged for equity interests in the offering. A portion of the proceeds were allocated to the warrants issued, which are classified as liabilities (see Note 9).

Basis of Presentation - The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair and non-misleading presentation of the financial statements have been included.

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three month ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

Nature of Business - 22nd Century Group is a holding company and is the sole member of 22nd Century Ltd, which is a plant biotechnology company. 22nd Century Ltd owns or exclusively controls more than 98 issued patents in more than 79 countries predominantly related to modifying the content of nicotinic alkaloids in plants, specifically tobacco plants, through genetic engineering and plant breeding.

The overall objectives of 22nd Century Ltd are to reduce smoking-related disease by increasing smoking cessation with, X-22, its botanical smoking cessation aid and reducing the harm to smokers with 22nd Century’s potential modified risk tobacco products (as defined in the Overview of Management Discussion), for smokers unwilling to quit.  22nd Century Ltd, including its subsidiary, Goodrich Tobacco Company Ltd. (“Goodrich Tobacco”) is primarily involved in the following activities:

•	The development of its botanical smoking cessation aid, X-22;

•	The development of its modified risk tobacco products;

•
The pursuit of necessary regulatory approvals at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and its proprietary cigarettes as modified risk tobacco products in the U.S.;

•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes in traditional tobacco market channels in the U.S. through its subsidiary Goodrich Tobacco; and

•	The international licensing of 22nd Century’s trademarks, brands, proprietary tobaccos, and technology.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, 22nd Century Ltd, and Goodrich Tobacco, a subsidiary of 22nd Century Ltd. 22nd Century Ltd owns 96% of the outstanding membership units of Goodrich Tobacco. All intercompany accounts and transactions have been eliminated.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.  The Company’s inventory consisted of the following categories:

	March 31,	December 31,
	2011	2010

Materials, mainly tobacco	$753,620	$292,480
Finished goods	14,762	16,182

Total	$768,382	$308,662

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent application being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patent. The amounts capitalized relate to patents the Company owns or to which it has exclusive rights and its trademarks, and exclude approximately $1.8 million recovered from a former licensee as direct reimbursements of costs incurred. These capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s primary patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees, which are generally due on an annual basis, are expensed as incurred.  Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $1,984,029 and $541,454 as of March 31, 2011 ($1,965,621 and $497,998 - as of December 31, 2010).

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable.

The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three month periods ended March 31, 2011 or 2010.

Deferred Private Placement Costs - During 2010, the Company incurred costs related to the Private Placement that closed on January 25, 2011. Such costs were accumulated on the balance sheet as of December 31, 2010 and were charged against contributed capital upon closing of the offering.  Deferred Private Placement costs were $0 as of March 31, 2011 ($587,133 – December 31, 2010).

Income Taxes - Following the Merger on January 25, 2011, the Company’s operations are subject to Federal and State income taxes.  Accordingly, since the Merger date the Company is required to recognize deferred tax assets and liabilities for any differences in basis in assets and liabilities between tax and GAAP reporting.  The corresponding asset that resulted has been fully offset by a valuation allowance.  The Company incurred a net operating loss from the closing of the Merger to March 31, 2011 and, accordingly, has made no provision for current income taxes. The income tax asset arising from this net operating loss has been fully reserved because it is not probable that it will be realized.

Prior to the Merger, the Company had elected to be treated as a Partnership for Federal and State income tax purposes.  As a result, there was no entity level income tax for periods prior to the Merger, because all taxable income, tax deductions and tax credits were passed through to the members of the Company. The Company’s Federal and State tax returns for the years ended December 31, 2007 to December 31, 2010 are currently open to audit under statutes of limitations. There are no pending audits as of March 31, 2011.

Employee Equity-Based Compensation - The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase common shares of the 22nd Century Group.

Debt Discounts - The Company accounts for warrants issued to note holders as an inducement to provide financing for the Company in accordance with the FASB’s guidance on Accounting for Convertible Debt and Convertible Debt Issued with Stock Purchase Warrants. Fair value of the warrants is determined by common share price according to recent equity transactions, since there is no vesting period and a negligible exercise price. The proceeds allocated to each warrant is recorded as a debt discount and amortized over the life of the corresponding financing as interest expense.

Unearned Grant Revenue - The Company received approval of a government grant as partial support for its next clinical trial for the FDA. Costs associated with this grant are being recognized as such costs are incurred and included in research and development expense.  As the costs are incurred, deferred revenue is also recognized into income.  During the three months ended March 31, 2011, the Company recognized $49,216, which is included in other income on the statement of operations.  Deferred grant revenue was $174,324 as of March 31, 2011 (as compared to $223,540 as of December 31, 2010).

Revenue Recognition - The Company recognizes revenue at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Federal Excise Taxes are included in net sales and accounts receivable billed to customers.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four stages. Stages 1 and 2 are for product design, stage 3 is for manufacture planning and material procurement and stage 4 is for the manufacture and shipping of the 9,000,000 cigarettes. The Company has completed each of stages 1 to 3 and recognized the revenue when billing was approved by the customer. Revenue under this stage 4 will be recognized at the point the cigarettes are shipped to the customer and title has transferred. These government research cigarettes will be distributed under the mark SPECTRUM.

Derivatives - We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments will use a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Research and Development - Research and development costs are expensed as incurred.

Loss Per Common Share - Basic loss per common share is computed using the weighted-average number of common shares outstanding.  Diluted loss per share is computed assuming conversion of all potentially dilutive securities. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive.

Commitment and Contingency Accounting - The Company evaluates each commitment and/or contingency in accordance with the accounting standards, which state that if the item is more likely than not to become a direct liability then the Company will record the liability in the financial statements. If not, the Company will disclose any material commitments or contingencies that may arise.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2. - LIQUIDITY AND MANAGEMENT’S PLANS

Since 2006, 22nd Century Ltd has experienced limited revenues and incurred substantial operating losses as it transitioned from being only a licensor of its proprietary technology and tobaccos to commercializing its own tobacco products. At March 31, 2011, the Company had current assets of $1,961,651 (including cash of $872,401) and current liabilities of $1,458,997. On January 25, 2011, the Company completed the Private Placement of equity securities resulting in approximately $3.4 million in net cash proceeds and a reduction of debt and accrued interest obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which were exchanged for equity interests in the Private Placement. These proceeds were sufficient to enable the Company to make substantial reductions in its outstanding current liabilities, which totaled $1,458,997 at March 31, 2011 as compared to $4,823,635 at December 31, 2010.

The Company will need to raise additional capital during the fourth quarter of 2011 to further reduce outstanding current liabilities, pay obligations that mature or begin to mature in 2012, and complete the FDA-approval process for X-22. Before the Company can raise additional capital, it must satisfy the registration rights granted to investors who acquired shares of its common stock in the January 25, 2011 Private Placement and Merger.  These registration rights provide that 22nd Century Group must have an effective registration statement covering the shares subject to the registration rights for a period of 90 days before it can sell any equity securities or securities convertible into equity securities. In addition, the ability to complete future financings on acceptable terms will depend on a number of factors, including the general performance of the capital markets, the Company’s progress in the FDA approval process and the manufacture, distribution and sale of its products. Any future equity financings will be dilutive to 22nd Century Group’s existing shareholders’ respective ownership percentages.

Prior to FDA approval of its prescription X-22 smoking cessation aid and FDA authorization of its two potential modified risk cigarettes (as defined in the Overview of Management Discussion), the Company expects to generate cash from the sale of its proprietary cigarettes in the U.S through its subsidiary, Goodrich Tobacco.  Sales are expected in traditional tobacco market channels and to fulfill orders by the National Institute on Drug Abuse (“NIDA”).  In March 2011, the Company received a revised purchase order and authorization to bill $112,000 for manufacture planning and material procurement for 9 million cigarettes from RTI International (“RTI”). Payment was received on May 2, 2011. The Company received an additional purchase order from RTI in May 2011 to ship the 9 million research cigarettes. We estimate the revenue from this purchase order will be approximately $680,000.  These government research cigarettes will be distributed under the mark SPECTRUM.

The Company’s management believes, but can offer no assurances that, the above business plans will provide sufficient cash flow to fund the Company’s operations into the fourth quarter of 2011.

NOTE 3. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

Pursuant to the terms of an exclusive license agreement with NCSU, the Company owes NCSU approximately $728,000 as of March 31, 2011 for patent costs (as compared to $1,128,000 owed as of December 31, 2010). These amounts are included in accounts payable in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they are past due.  NCSU has the right to claim interest on the balance. In February 2011, the Company, after making a $400,000 payment to NCSU towards patent costs, proposed a deferred payment arrangement for the balance owed.  If the Company and NCSU cannot reach a satisfactory agreement, NCSU may have the right to terminate the exclusive license agreement, but can only do so with a 60-day prior written notice, including the opportunity to cure within this timeframe.  As of March 31, 2011, patent costs associated with the exclusive license agreements that could potentially be terminated had a carrying value of approximately $750,000.   Additionally, NCSU has not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

NOTE 4. - DEMAND BANK LOANS

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by a shareholder of the Company.  This loan had a balance of $174,925 at March 31, 2011 and December 31, 2010, respectively. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at March 31, 2011 (as compared to 4.00% at December 31, 2010). The Company is current in meeting this interest payment obligation. The terms of the demand loan includes an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment.

NOTE 5. - NOTES PAYABLE

Notes payable to shareholders consisted of the following:

	March 31,	December 31,
	2011	2010
Note dated October 28, 2008	$-	$325,000
Note dated November 11, 2008	-	325,000
Note dated May 20, 2009	-	30,000
Note dated January 1, 2008	-	100,014
Note dated September 1, 2010	-	35,000
Notes dated October 4, 2010	-	150,000
Note dated December 31, 2010	-	100,000
Note payable to repurchase common shares	-	30,629
	$-	$1,095,643

Note Dated October 28, 2008 - On October 28, 2008, the Company issued a note payable to a third party in the amount of $325,000. The interest rate on the note was 10% and the outstanding principal and interest was due and payable on October 28, 2010, the maturity date.

This note matured and remained outstanding at December 31, 2010; however, in January and February 2011 this note together with the $30,000 note dated May 20, 2009 (described below), and all the related accrued interest of $77,300 were satisfied by: (i) conversion of $150,000 into equity in connection with the January 25, 2010 Private Placement; (ii) a cash payment of $142,300; and (iii) a new note dated January 25, 2011 (see Note 6) payable in the amount of $140,000.

Note Dated November 11, 2008 - On November 11, 2008, the Company issued a note payable to a shareholder in the amount of $325,000.   The interest rate on the note was 10% and the outstanding principal and interest was due and payable on November 11, 2010, the maturity date.  This note was extended as set forth below and remained outstanding at December 31, 2010.

The extended maturity date on the note was January 10, 2011 and the interest rate during the extension period was 15%.   Following the maturity of this note on January 10, 2011, the principal amount of $325,000 was converted to equity in connection with the January 25, 2011 Private Placement and the accrued interest was paid in cash.

Note Dated May 20, 2009 (unsecured) - On May 20, 2009, the Company issued a note payable in the amount of $30,000 to the same third party that was issued the October 28, 2008 note. The interest rate on the note was 10% and the outstanding principal and interest was due and payable on May 19, 2010, the maturity date.  The $30,000 in principal and accrued interest remained outstanding as of December 31, 2010. This note was satisfied in January and February 2011 together with the October 28, 2008 note as described previously.

Note Dated January 1, 2008 (unsecured) - The Company issued a note to a member on January 1, 2008 payable in the amount of $100,014.  The interest rate on the note was 7%; the interest and principal were due on January 15, 2011, the maturity date, and were paid in cash in January 2011.

Note Dated September 1, 2010 - On September 1, 2010, the Company issued a note payable to a member in the amount of $35,000. The interest rate on the note was 15%, and, pursuant to an extension, the interest and principal were due on January 25, 2011, the extended the maturity date.  The note was paid in cash in January 2011.

Notes Dated October 4, 2010 (unsecured) -The Company issued notes payable to seven shareholders in the aggregate amount of $150,000. The interest rate on each of these notes was 15%, and the interest and principal were due on the maturity date of January 31, 2011. These notes were satisfied in January 2011 by conversion of $87,367 to equity in connection with the January 25, 2011 Private Placement and by payment of $62,633 in cash.

Note Dated December 29, 2010 (unsecured) - 22nd Century Ltd issued a note payable to a member in the amount of $100,000. The interest rate on this note was 15%, and the interest and principal were due on the maturity date of January 29, 2011. The note was paid in cash in January 2011.

Note Payable to Repurchase Common Shares (unsecured) – On December 31, 2010, the Company agreed to repurchase 51,637 common shares previously issued to a member in exchange for a $35,019 note, which $30,629 remained unpaid as of December 31, 2010. The interest rate on the note was 7% and the outstanding principal and interest were due and payable on September 30, 2010, the maturity date.  The note remained unpaid at the maturity date; the outstanding principal balance and accrued interest were paid in cash in February 2011.

NOTE 6. – LONG TERM NOTES PAYABLE

Long term notes payable, net of unamortized discount, consisted of the following as of the dates set forth below:

	March 31,	December 31,
	2011	2010
Convertible note dated March 31, 2011	$237,000	-
Note dated date March 30, 2011	350,000	-
Total long term notes	587,000

Notes dated September 15 and October 15, 2009,
net of unamortized discount	$21,890	$20,557

Note dated May 27, 2010	-	45,000
Note dated January 25, 2011	140,000
Total long term notes to shareholders	161, 890	65,557

Total long term debt	748,890	65,557

Less current portion	(71,890)	-

	$677,000	$65,557

Convertible Note Dated March 31, 2011- On March 31, 2011, the Company issued a note to a vendor in the amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. Principal payments together with accrued interest are due as follows: $50,000 each January 1, 2012, May 1, 2012, August 1, 2012 and November 1, 2012; and $37,000 January 1, 2013, the maturity date. The note is convertible into common stock of 22nd Century Group at the option of the holder and the earliest the note can be exercised is 90 days after the Company’s registration statement covering 5,434,446 shares of common stock is declared effective by the Securities Exchange Commission. The conversion rate will be determined at the time of conversion based on the average of the closing price of the Company’s common stock on the day of and day after the conversion date.

 Note Dated March 30, 2011- On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest are due on July 1, 2012. This maturity date is automatically accelerated if the Company receives funding of $5,000,000 or more prior to July 1, 2012.

Notes Dated September 15 and October 15, 2009 (unsecured) - On September 15, 2009 and October 15, 2009, the Company issued two notes payable to the same third party in the amounts of $15,000 and $10,000, respectively.  In conjunction with the $15,000 note, a warrant to purchase 185,503 common shares of 22nd Century Ltd at less than $.0001 per unit was issued, and in conjunction with the $10,000 note, a warrant to purchase 92,751 common shares of 22nd Century Ltd at less than $.0001 per unit was issued.  The warrants were valued at $11,301 for the $15,000 note and $6,962 for the $10,000 note, were recorded as discounts to the respective notes payable and are being amortized over the term of each note which significantly adjusts the effective interest rate. The intrinsic value of the warrants at the time of issuance was determined to be $68,750; the debt discount recorded was based on allocating the $25,000 in transaction proceeds proportionally between the notes and the warrants. The notes bear interest at a rate of 10% and the outstanding principal and interest is due and payable at maturity - January 31, 2012 in each case. As of March 31, 2011, the total outstanding principal and unamortized debt discounts for the two notes amounted to $25,000 and $3,110 (as compared to $25,000 and $4,442 at December 31, 2010), respectively.  The warrants were exercised in 2010 prior to the Merger.

Note Dated May 27, 2010 - On May 27, 2010, the Company issued a note for $45,000. The note bears interest at an annual rate of 10%, which was due with the principal amount on January 31, 2012.  The note was satisfied in January 2011 by conversion to equity in connection with the January 25, 2011 Private Placement.

Note Dated January 25, 2011- On January 25, 2011, the Company issued a note for $140,000 to a shareholder as satisfaction of the balance due for principal and interest on matured notes that were not paid in cash or converted to common stock of 22nd Century Group and warrants to purchase shares of common stock of 22nd Century Group. The note bears interest at 12% and is due on July 1, 2013 together with accrued interest.

NOTE 7. - DUE TO RELATED PARTY

The Company has conducted numerous transactions with a related party, Alternative Cigarettes, Inc. (“AC”).  AC is entirely owned by certain shareholders of the Company, including the CEO.  AC shares office space and employee services with the Company. During the three months ended March 31, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500. There were no expense reimbursements from AC during each of the first three months of 2011 and 2010. The net amount due from AC as a result of advances, repayments and expenses incurred and reimbursed amounted to $14,330 as of March 31, 2011 (as compared with the Company owing AC $6,942 as of December 31, 2010). No interest has been accrued or paid on amount due to AC and there are no repayment terms.

NOTE 8. - DUE TO OFFICERS

Amount due to officers is a result of advances to the Company for working capital purposes and Company expenses paid directly by the officers net of advances or reimbursements.  As of March 31, 2010, the net amount due to officers was $4,639 (as compared with $3,200 due to officers as of March 31, 2010).  No interest has been accrued or paid on any amount due to officers and there are no repayment terms.

NOTE 9. - WARRANTS FOR COMMON STOCK

Prior to December 31, 2010, the Company granted warrants to purchase common shares of 22nd Century Group in connection with borrowings as an additional incentive for providing financing to the Company and as additional compensation to officers, consultants and advisors. The warrants were granted with a conversion price of less than $.0001, and the number of warrants issued was negotiated based on the agreement at the time of the grant. These warrants had been issued for terms of two to five years. All of these warrants were exercised prior to December 31, 2010.

In connection with the January 25, 2011 Private Placement and Merger, the Company issued 8,651,979 five year warrants to purchase shares of common stock of 22nd Century Group as follows: 5,000,000 with an exercise price of $3.00 per share, and 3,651,979 with an exercise price of $1.50 per share. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date. The value of this warrant liability as of March 31, 2011 was estimated to be the same as the value on January 25, 2011, the date of issuance.  The amount of the warrant liability related to the 5,000,000 $3.00 warrants is $1,550,000 at March 31, 2011 and was recorded as a reduction of equity for the derivative liability issued to the existing stockholders; the amount of the warrant liability related to the 3,651,979 $1.50 warrants is $1,511,750, and, because it was recorded as a liability, the portion of proceeds from the Private Placement that was recorded as contributed capital was reduced accordingly.

The value of this warrant liability as of March 31, 2011 was estimated to be the same as the value on January 25, 2011, the date of issuance.   The Company estimated the value of the warrant liability using the binomial lattice model to allocate total enterprise value to the warrants and other securities in the Company’s capital structure based upon the enterprise value implied in the January 25, 2011 Private Placement. Consideration was also given to the impact of expected future capital raises and issuances of securities under the Company’s 2010 Equity Investment Plan (“EIP”). Volatility was estimated based on historical observed equity volatilities and implied (forward) or expected volatilities for a sample group of guideline companies and consideration of recent market trends.

ASC 820 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows.

        •      Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
        •      Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
        •      Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability and are classified within Level 3 of the valuation hierarchy

Number of Warrants
Warrants outstanding at December 31, 2009	1,688,076
Warrants issued during 2010	3,116,447
Warrants exercised during 2010	(4,804,523)
Warrants outstanding at December 31, 2010	-
Warrants issued during 2011	8,651,979
Warrants exercised during 2011	-
Warrants outstanding at March 31, 2011	-
Warrants exercisable at March 31, 2011	8,651,979

On February 1, 2009, the Company granted an award for service to an executive officer of 445,207 warrants to purchase common shares, vesting over a one year service period ending February 1, 2010. The related compensation cost of $258,662 was determined by the intrinsic value of the underlying common shares at the time of the award of $0.58 per unit and was charged to expense on a straight line basis over the service period.  The cost was fully amortized in the first quarter of 2010 with a charge of $43,090.

NOTE 10. - COMMITMENTS

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for each of the calendar years 2011 through 2013 is $75,000, and in 2014 the annual minimum royalty increases to $200,000.  The license agreement continues through the life of the last-to-expire patent. These minimum royalty payments are due each February following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three months ended March 31, 2011, the costs incurred related to patent costs and patent maintenance amounted to $3,665 (as compared to $31,701 during the three months ended March 31, 2010).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $55,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patent.

Registration Rights –Pursuant to a covenant in conjunction with the January 25, 2011 Private Placement the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 8, 2011 covering the resale of 5,434,446 shares of common stock of 22nd Century Group (“Common Stock”) issued to the investors in the Private Placement. The Company will use its best efforts to cause this registration statement to be declared effective by the SEC on or before December 4, 2011. If this registration statement is not declared effective by the SEC by December 4, 2011, then the holders of Common Stock to be registered shall be entitled to monetary penalties at a rate equal to $0.005 per common share for each full month that this registration statement is late in being declared effective by the SEC. However, in no event shall the aggregate of any such penalties exceed $0.05 per common share. In addition, for a period of 90 days following the effective date of this registration statement, the Company cannot sell any equity securities or securities convertible into equity securities.

NOTE 11. - FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of cash, advances from shareholders and related party, demand bank loans and notes payable approximate the carrying value due to their short-term nature. In applying the accounting standards for fair value determination, the Company has taken into account what the Company would have to pay someone to take over its debt obligations. Considerable judgment is required in developing estimates of fair value. Therefore, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange.

The estimated fair value of long-term debt is summarized as follows:

March 31, 2011		December 31, 2010
Carrying	Estimated	Carrying	Estimated
Amount	Fair Value	Amount	Fair Value
$748,890	$717,000	$65,557	$63,000

Differences between the fair value and carrying amount of long-term debt are primarily due to instruments that provide fixed interest or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates that are available to the Company.

NOTE 12. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended March 31:

	2011	2010
Net loss attributed to common shareholders	$(649,300)	$(305,013)

Denominator for basic earnings per
share-weighted average shares outstanding	23,890,407	7,089,946

Effect of dilutive securities:
warrants outstanding	-	-

Denominator for diluted earnings per
common share - weighted average shares adjusted for
dilutive securities	23,890,407	7,089,946

Loss per common share - basic	$(0.03)	$(0.04)

Loss per common share- diluted	$(0.03)	$(0.04)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2011	2010
Warrants	8,651,979	4,804,523

NOTE 13 - EQUITY INCENTIVE PLAN

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock.  The EIP has a term of ten years and is administered by our Board or a committee to be established by our Board (the “Administrator”), to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the EIP.  The EIP also contains a provision which restricts the plan to granting awards relating to no more than 1,600,000 shares of common stock of 22nd Century Group during the first twelve months following the effective date of the Merger.  On March 31, 2011, the Company filed a registration statement with the SEC to register all of the shares of common stock of 22nd Century Group that it may issue under the EIP. On April 1, 2011, under our EIP, the Board granted an aggregate of 1,150,000 shares of common stock of 22nd Century Group to officers and directors and incentive stock options to purchase an aggregate of 35,000 shares of 22nd Century Group’s common stock to employees.

The number of shares of common stock of 22nd Century Group subject to the EIP, any number of shares subject to any numerical limit in the EIP, and the number of shares and terms of any incentive award will be adjusted in the event of any change in outstanding common stock of 22nd Century Group by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

The EIP authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, restricted stock or restricted stock units.

All awards made under the EIP may be subject to vesting and other contingencies as determined by the Administrator and will be evidenced by agreements approved by the Administrator which set forth the terms and conditions of each award.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

On January 25, 2011, 22nd Century Ltd completed a reverse merger transaction (the “Merger”) with 22nd Century Group. 22nd Century Ltd is a wholly owned subsidiary of 22nd Century Group, which continues to operate the business of 22nd Century Ltd. All reference to shareholders or common shares include the historical members and membership units of 22nd Century Ltd because, in the Merger, membership units were exchanged for common shares on a one-for-one basis and from an accounting standpoint, they are equivalent. The Merger is being accounted for as a reverse acquisition and a recapitalization; 22nd Century Ltd is the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Merger are those of 22nd Century Ltd and are recorded at the historical cost basis of 22nd Century Ltd, and the consolidated financial statements since completion of the Merger include the assets and liabilities of 22nd Century Ltd, historical operations of 22nd Century Ltd and operations of 22nd Century Group from the closing date of the Merger. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group and its direct and indirect subsidiaries for the periods described herein.

This Quarterly Report on Form 10-Q contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements.  The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements.  These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control.  Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors including but not limited to the following and the risk factors set forth our S-1 registration statement filed with the SEC on April 8, 2011, including uncertainties regarding the process of obtaining Food & Drug Administration approval for our products, including time and expenses involved in seeking such approval, the Company’s inability to continue as a going concern, the Company’s inability to achieve or sustain profitability given a history of losses, the uncertainty of the Company’s ability to generate positive cash flow, the difficult of evaluating the Company’s current business and future prospects given the Company’s limited operating history, fluctuations in working capital requirements, continued instability in credit and financial market conditions, dependence on third parties to manufacture, market, sell and distribute the Company’s products, dependency on market acceptance of products among physicians, patients, third-party payers and the medical community, performance of competitors in the field, retention of key personnel, and other factors. All forward-looking statements and other information in this Quarterly Report on Form 10-Q speak only as of the date of this report. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

Our business activities are affected by many factors, including regulatory actions by the FDA and state governments, many of which are beyond the control of our management. Statements regarding the following subjects are forward-looking by their nature: management’s plans, FDA matters including matters such as obtaining “Fast Track” status and clinical trials including our Phase II-B clinical trial, expected future activities under our research cigarette program and future capital needs.

Please see “Risk Factors” contained in our S-1 registration statement filed with the SEC on April 8, 2011.

Overview

We have operated at a loss since 2006, when we increased our research and development expenditures. Our license agreement with our former licensee was discontinued in 2007.  In the first three months of 2011 we realized revenue of $117,456 from our research cigarette program; in 2010, we realized revenue of $49,784 from this program and in 2009 we realized sales of $27,612 from limited test marketing of our cigarettes. During 2009 and 2010 we transitioned from solely developing proprietary technology and tobacco to developing and commercializing our own products.  In March 2011, our subsidiary, Goodrich Tobacco introduced two of our products, RED SUN and MAGIC, into customary market channels for tobacco products.

Our prospects depend on our ability to generate and sustain revenues from our X-22 smoking cessation aid and cigarettes made with our proprietary tobacco.  Our ability to generate meaningful revenue from X-22, especially in the United States, depends on FDA approval, and our ability to generate meaningful revenue from our proprietary cigarette products depends in large part on obtaining FDA authorization to market these brands as modified risk cigarettes (as defined in the Overview of Management Discussion). Once our products are approved by the FDA, we must still meet the challenges to gain consumer acceptance, including successful marketing and distribution.  We do not expect FDA approval of X-22 until the fourth quarter of 2012 at the earliest.  We believe the FDA will issue regulations for modified risk tobacco products in June 2011, and we therefore expect to submit applications in 2011 to the FDA to authorize the marketing and labeling of our proprietary cigarette products as modified risk cigarettes. This process is likely to take at least one year.  Until these approvals and authorizations are received, sales of our proprietary cigarette products will be limited and will only include RED SUN, MAGIC and SPECTRUM.   We intend to focus our marketing efforts for RED SUN and MAGIC on tobacconists, smoke shops and tobacco outlets.  Accordingly, our cash flow from product sales will be limited and, in addition to the net proceeds from the Private Placement that closed on January 25, 2011, we will need cash from equity or debt financing to continue operations.  As additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and its financial condition and results of operations.  Additional equity financing will be dilutive to the ownership interests of holders of the Common Stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

In connection with our FDA activities we will incur substantial costs related to clinical trials and smoke exposure studies related to our modified risk product candidates.  Our total budget for the Phase II-B project is approximately $1.1 million and we paid approximately $350,000 through March 31, 2011.

At March 31, 2011, the Company had current assets of $1,961,651 (including cash of $872,401) and current liabilities of $1,458,997. On January 25, 2011, the Company completed the Private Placement of equity securities resulting in approximately $3.4 million in net cash proceeds and a reduction of debt obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which were exchanged for equity interests in the Private Placement. These proceeds were sufficient to enable the Company to make substantial reductions in its outstanding current liabilities, which totaled $1,458,997 at March 31, 2011, as compared to $4,823,635 at December 31, 2010.

The 2009 Family Smoking Prevention and Tobacco Control Act (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products. While it prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke. The Tobacco Control Act also banned all sales in the U.S. of cigarettes with flavored tobacco (other than menthol). As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra light” in describing cigarettes sold in the U.S. Besides numerous other regulations, including certain marketing restrictions, for the first time in history, a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes.

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco smoke toxins and/or (ii) pose lower health risks, as compared to conventional cigarettes (“modified risk cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications that must be submitted to the FDA for the authorization to label and market modified risk cigarettes. Based in part on the timelines contained in the Tobacco Control Act, we expect the FDA to issue such regulations and guidance in June 2011. We believe that two of our cigarette products, which we refer to as BRAND A and BRAND B, will qualify as modified risk cigarettes. Compared to other commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B’s smoke contains the lowest amount of “tar” per milligram of nicotine.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Sales.  In the three months ended March 31, 2011, we realized revenue of $117,456 from our research cigarette program. We had no sales in the first three months of 2010.

Other income. In the three months ended March 31, 2011, we recognized other income of $49,216 from a therapeutic grant award we received in fourth quarter of 2010; $174,324 remains to be recognized, which recognition is anticipated to occur in the second and third quarters of 2011 as we complete our Phase II-B clinical trial.

Costs of goods sold.  In the first three months of 2011, costs of goods sold related to revenues under our research cigarette program was $47,002 or 40% of the related sales.  There were no costs of goods sold in the first three months of 2010, because we had no sales during that period.

Research and Development Expense.  Research and development expense was $216,291 in the three months ended March 31, 2011, an increase of $120,871, or 127%, from $95,420 in the three months ended March 31, 2010. This increase was primarily due to expenditures related to our Phase II-B clinical trials.  We initiated this effort late in the fourth quarter of 2010 so there were no Phase II-B activities in the first three months of 2010.

General and Administrative Expense.   General and administrative expense was $325,938 in the three months ended March 31, 2011, an increase of $229,830, or 239%, from $96,108 in three months ended March 31, 2010. Approximately $119,000 of this increase was related to increased legal and accounting and audit fees. In addition, approximately $75,000 of the increase was for payroll and directors’ fees due to increasing our administrative headcount from two to five people in the first quarter of 2011, as compared to the first quarter of 2010, and holding our first Board of Directors’ meeting since the Merger. The balance was in various other expense categories such as supplies, SEC filing fees and investor communications.

Sales and marketing costs.  Sales and marketing costs were $171,525 in the three months ended 2011; we had no costs categorized as such in the three months ended March 31, 2010. The costs in 2011 related to product testing, product and packaging, and design, product branding, samples and advertising.

Amortization and Depreciation Expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 9% in the three months ended March 31, 2011 to $43,577, up from $39,860 in the three months ended March 31, 2010. This increase of $3,717 is mainly due to our additional investment in patents and trademarks in 2010 of $147,912.

Interest Expense and Debt Expense.  Interest expense and debt expense, which include interest amortization of debt discount and debt issuance costs, decreased in the three months ended March 31, 2011 to $14,005, from $73,629 in the three months ended March 31, 2010. This decrease of $59,624 or 81% was mainly a result of reduced borrowings during the first quarter of 2011 compared to the first quarter of 2010. In January 2011, a substantial portion of our outstanding interest bearing debt was repaid or converted into shares of our common stock.  New long term obligations in the amounts of $350,000 and $237,000 were entered at the end of the first quarter and had minimal impact on interest expense but will result in additional interest expense starting in the second quarter of 2011.

Net Loss.  We had a net loss in the three months ended March 31, 2011 of $651,666 as compared to a net loss of $305,017 in the three months ended March 31, 2010. The increase in the net loss of $346,649, or 114%, was mainly a result of higher operating expenses and clinical trial expenses in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, offset by revenues and reduced interest and debt expense.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

As of March 31, 2011, we had working capital of approximately $0.5 million compared to negative working capital of approximately $4.1 million at December 31, 2010. The improvement in our working capital position of $4.6 million was mainly a result of proceeds from the January 25, 2011 Private Placement and the transfer from accounts payable of $587,000 to notes payable as part of payment arrangements with two vendors for past due amounts we owed, offset by our net loss for the three months ended March 31, 2010.

Cash demands on operations

In 2009 and 2010, we operated at a loss and operating activities consumed more than $1,000,000 in cash during this two year period. In the three months ended March 31, 2011 we also operated at a loss while cash used in operating actives was approximately $1,653,000. Although the amount of cash used in operations for the first quarter of 2011 was impacted by seasonal purchases of inventory and payments on past due amounts we owed to vendors, cash used in operating activities will continue at higher than historical levels for the balance of 2011 due to increased headcount and expenditures related to the pursuit of FDA approval of our smoking cessation aid and modified risk cigarettes.

If we are unable to improve operations or raise funds during the next twelve months, there would be a material adverse effect on our ability to meet our working capital needs and the risk that we would be unable to continue operations would increase. We intend and expect to require additional funds before the end of 2011 to complete the FDA clinical trials, complete exposure studies for our potential modified risk tobacco products, launch X-22 and pay loan, note obligations as they become due.  As additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and its financial condition and results of operations.  Additional equity financing will be dilutive to the ownership interests of holders of the Common Stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business

Net Cash used in Operating Activities.

In the first three months of 2011, $1,653,309 of cash was used in operating activities compared to $381,656 of cash used in operating activities in the first three months of 2010. This increased use of cash of $1,271,653 was due to the increase of $435,827 in the cash portion of the net loss in the 2011 three-month period as compared to the comparable 2010 period. The balance of the increase was a result of the net change in working capital components related to operations. This increase was in large part due to having the resources to pay past due amounts to third parties and to pay for increased tobacco leaf inventory, materials for RED SUN, MAGIC and SPECTRUM.

Net Cash used in Investing Activities.

In the first three months of 2011, we used $523,200 of cash related to third party costs incurred for patents and trademarks and the acquisition of office furniture and fixtures as compared to $35,351 used in the first three months of 2010.  This increase was partially attributable to our payment in the first three months of 2011 of $500,000 towards charges from the proceeds of our January 25, 2011 Private Placement that were deferred in prior periods.

Net Cash From Financing Activities.

During the first three months of 2011, we generated $3,048,600 in our financing activities primarily through the issuance of shares of 22nd Century Group’s common stock and warrants to purchase 22nd Century Group’s common stock in the January 25, 2011 Private Placement. This resulted in net proceeds of $3,461,708 offset by $393,275 in payments on notes to shareholders and $21,272 in net advances to a related party.  During the first three months of 2010, we generated net cash of $417,000 from our financing activities; $450,000 was generated by the issuance of notes and warrants offset by the payment of $20,000 in deferred Private Placement costs and $13,000 in net advances to a related party.

We received approximately $3.4 million in net cash proceeds from a Private Placement that closed on January 25, 2011.  Approximately $1,400,000 of the proceeds were used to retire debt obligations that had matured or make payments on past due amounts owed to vendors and North Carolina State University (“NCSU”).  We have requested NCSU to defer payment of the balance owed of approximately $728,000 until 2012 so that we would have sufficient funds in 2011 to complete our Phase II-B clinical trial.  If NCSU agrees, we believe that the remaining proceeds from the January 25, 2011 Private Placement together with cash receipts from our research cigarette program will be sufficient to enable the Company to complete the Phase II-B clinical trial for X-22 and submit the results to the FDA later this year. However, we expect to require additional funds before the end of 2011 to complete the FDA clinical trials, complete exposure studies for our potential modified risk tobacco products, launch X-22 and pay loan, note obligations as they become due and to make the deferred payments to NCSU. Before we can raise additional capital we must satisfy our registration rights obligations with respect to investors who acquired shares of 22nd Century Group’s common stock in the January 25, 2011 Private Placement and Merger. These registration rights provide that the Company must have an effective registration statement covering the shares that are subject to these registration rights for a period of 90 days before it can sell any equity securities or securities convertible into equity securities.  Our future capital requirements will depend on many factors, including the progress made in our X-22 clinical trials.  As additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and its financial condition and results of operations.  Additional equity financing will be dilutive to the ownership interests of holders of common stock of 22nd Century Group, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States of America, or U.S. GAAP, require estimates and assumptions to be made that affect the reported amounts in our consolidated financial statements and accompanying notes.  Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations.

Revenue Recognition

Revenue is recognized when tobacco products are shipped to customers and title passes.  We also record appropriate provisions for rebates and discounts and credits for returns. These amounts are estimated based on information and historical experience.  The Company was awarded a research cigarette program which includes three stages. Stages 1 and 2 are for product design, manufacture planning and material procurement for 9,000,000 cigarettes. The Company has completed each of Stages 1 and 2 and has recognized the revenue when the billing for each of these stages was approved by the customer. Stage 3 is the manufacture and shipment of the research cigarettes. Revenue under this stage will be recognized at the point when the cigarettes are shipped to the customer and title has transferred to the customer.  In 2010, the Company received a grant as partial support for its Phase II-B clinical trial.  This income will be recognized as a reduction of the costs of the clinical trial as such costs are incurred.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (trademarks) are reviewed annually for impairment.  We have not recognized any impairment losses during the period ended March 31, 2011 or during the two years ended December 31, 2010.

Amortization Estimates

We generally determine amortization based on the estimated useful lives of the assets and record amortization expense on a straight-line method over such lives.  The remaining life of the patent is generally used to determine the estimated useful life of the related patent costs.

Valuation of our Equity Securities

We have issued shares of 22nd Century Group’s common stock to satisfy obligations to vendors or employees that were due in cash. These shares have been valued based on the cash value of the obligation satisfied by their issuance. We have also issued warrants to purchase shares of 22nd Century Group’s stock in connection with the issuance of debt obligations.  These warrants have been valued based on the value ascribed to the underlying shares issued in cash transactions or in settlement of cash obligations.

Income taxes

Prior to the closing of the Merger, 22nd Century Ltd was organized as a limited liability company and treated as a partnership for income tax purposes; accordingly, prior to the Merger, 22nd Century Ltd was not directly responsible for income taxes (income and loses passed through to its LLC members) and did not have to account for them.  Since the closing of the Merger, our results of operations are subject to income taxes, and accounting for income taxes is now a critical accounting policy.  In addition, we now account for deferred tax assets and liabilities, including the evaluation of the recoverability of deferred tax assets.

Derivative Financial Instruments

The warrants to purchase shares of 22nd Century Group stock that were issued in connection with the Merger are treated as derivative instruments for accounting purposes.  Accordingly, upon issuance, these instruments are reported as liabilities rather than equity.   We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  We use a lattice model approach which for valuing our outstanding warrants classified as derivative instruments which includes probability weighted estimates of future events including volatility of our common stock.  The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to present the information required by this item.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of 22nd Century Group’s Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that evaluation, 22nd Century Group’s President and Chief Executive Officer, and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither 22nd Century Group nor any of its subsidiaries are involved in any material legal proceeding.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to present the information required by this item.  However, please see “Risk Factors” in our S-1 registration statement filed with the SEC on April 8, 2011.

Item 6.  Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Operating Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Date: MAY 13, 2011	22nd CENTURY GROUP, INC By:/s/ Joseph Pandolfino
JOSEPH PANDOLFINO CEO

Date: MAY 13, 2011	By:/s/ C. Anthony Rider
C. ANTHONY RIDER CFO