Form 10-Q
period 2011-06-30
22nd Century Group, Inc.
filed 2011-08-15
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number: 333-173420

22nd Century Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8201 Main Street, Suite 6
Williamsville, New York 14221
(Address of principal executive offices)

(716) 270-1523
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

As of August 15, 2011, there were 27,909,646 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

INDEX

		Page
		Number

PART I.	FINANCIAL INFORMATION	1

Item 1.	Financial Statements	1

	Consolidated Balance Sheets
	June 30, 2011 (unaudited) and December 31, 2010	1

	Consolidated Statements of Operations
	Three Months Ended June 30, 2011 and 2010 (unaudited)	2

	Consolidated Statements of Operations
	Six Months Ended June 30, 2011 and 2010 (unaudited)	3

	Consolidated Statements of Cash Flows
	Six Months Ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statement of Shareholders Deficit
	Six Months Ended June 30, 2011	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION	22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 6.	Exhibits	23

SIGNATURES		24

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$86,575	$310
Accounts receivable	150,000	-
Grant receivable	-	223,540
Due from related party	14,330	-
Inventory	916,159	308,662
Prepaid expenses	150,194	211,717
Total current assets	1,317,258	744,229

Other assets:
Patent and trademark costs, net	1,432,308	1,467,623
Office furniture and fixtures, net	4,428	-
Deferred private placement costs	-	587,133
Deposits	1,535	1,535
Total other assets	1,438,271	2,056,291
Total assets	$2,755,529	$2,800,520
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loans	$174,925	$174,925
Accounts payable	1,209,149	2,900,684
Accrued interest payable to shareholders	11,722	190,977
Accrued expenses	190,388	227,724
Deferred grant revenue	80,000	223,540
Notes payable to shareholders, net of unamortized discount	-	1,095,643
Current portion of long-term debt	123,223	-
Due to related party	-	6,942
Due to officer	4,509	3,200
Total current liabilities	1,793,916	4,823,635

Long-term notes, less current portion	627,000	65,557
Warrant liability	3,061,750	-
Total liabilities	5,482,666	4,889,192

Commitments and contingencies (Note 10)	-	-

Shareholders' deficit
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
0 preferred shares	-	-
27,209,646 common shares (16,000,000 at December 31, 2010)	273
Capital in excess of par value	4,715,105	3,598,856
Accumulated deficit	(7,440,674)	(5,687,394)
Non-controlling interest - consolidated subsidiary	(1,841)	(134)
Total shareholders' deficit	(2,727,137)	(2,088,672)

Total liabilities and shareholders' deficit	$2,755,529	$2,800,520

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010

Revenue	$154,810	$1,800
Other Income - Therapeutic Grant Credit	94,324	-
Total revenue	249,134	1,800

Operating expenses:
Costs of goods sold	46,648	1,000
Research and development	580,764	120,023
General and administrative	604,298	148,557
Sales and marketing costs	59,336	-
Amortization and depreciation	44,225	41,072
	1,335,271	310,652

Operating loss	(1,086,137)	(308,852)

Interest expense and debt expense:
Shareholders	(6,631)	(63,381)
Other	(10,553)	(12,867)

Net loss	(1,103,321)	(385,100)

Net loss attributable to non-controlling interest	3,457	-

Net loss attributed to common shareholders	$(1,099,864)	$(385,100)

Loss per common share - basic and diluted	$(0.04)	$(0.03)

Common shares used in basic earnings per share calculation	27,204,701	11,193,668

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30, 2011 and 2010
(unaudited)

	2011	2010

Revenue	$272,266	$1,800
Other Income - Therapeutic Grant Credit	143,540	-
Total revenue	415,806	1,800

Operating expenses:
Costs of goods sold	93,650	1,000
Research and development	797,055	215,443
General and administrative	930,393	244,665
Sales and marketing costs	230,704	-
Amortization and depreciation	87,802	80,932
	2,139,604	542,040

Operating loss	(1,723,798)	(540,240)

Interest expense and debt expense:
Shareholders	(18,776)	(121,400)
Other	(12,413)	(28,477)

Net loss	(1,754,987)	(690,117)

Net loss attributable to non-controlling interest	1,707	4

Net loss attributed to common shareholders	$(1,753,280)	$(690,113)

Loss per common share - basic and diluted	$(0.07)	$(0.08)

Common shares used in basic earnings per share calculation	25,556,710	9,153,410

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2011 and 2010
(unaudited)
	2011	2010
Cash flows from operating activities:
Net loss	$(1,754,987)	$(690,117)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization and depreciation	87,802	80,932
Amortization of debt issuance costs	-	21,554
Amortization of debt discount	2,666	80,792
Equity based employee compensation expense	278,479	122,808
(Increase) decrease in assets:
Accounts receivable	(150,000)	-
Grant receivable	223,540	-
Inventory	(607,497)	(267,364)
Prepaid expenses	61,523	(36,792)
Increase (decrease) in liabilities:
Accounts payable	(78,408)	(29,927)
Accrued interest payable to shareholders	(172,554)	39,692
Accrued expenses	(37,336)	92,936
Deferred grant revenue	(143,540)	-
Net cash used by operating activities	(2,290,312)	(585,486)
Cash flows from investing activities:
Acquisition of patents and trademarks	(552,123)	(84,882)
Acquisition of office furniture and fixtures	(4,791)	-
Net cash used by investing activities	(556,914)	(84,882)
Cash flows from financing activities:
Payment of deferred private placement costs	-	(53,452)
Payment on demand loan	-	(7,383)
Proceeds from issuance of notes and warrants	-	450,000
Payments on notes payable to shareholders	(393,275)	(4,389)
Proceeds from issuance of common stock	-	410,000
Net proceeds from January 25, 2011 private placement	3,346,729	-
Net payments to related party	(21,272)	(90,400)
Net advances from (payments to) officers	1,309	(930)
Net cash provided by financing activities	2,933,491	703,446
Net increase in cash	86,265	33,078
Cash - beginning of period	310	158
Cash - end of period	$86,575	$33,236
Cash paid during the period for interest	$189,736	$7,598
Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable not related to operating activities:
Payment of accounts payable for patent costs	$500,000	$-
Payment of accounts payable for deferred private placement costs	526,127	-
Accounts payable converted to promissory notes	587,000	-
	$1,613,127	$-
Deferred private placement costs charged to contributed capital	$587,133	$-
Conversion of member note to common shares and warrants	$614,070	$31,311
Issuance of warrants as derivative liability instruments and reduction of capital in excess of par value	$3,061,750	$-
Patent and trademark additions included in accounts payable	$-	$16,367
Deferred private placement cost additions included in accounts payable	$-	$209,177

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
For the six months ended June 30, 2011
(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Non-controlling	Shareholders'
	Outstanding	Shares	Capital	Deficit	Interest	Deficit
Balance at December 31, 2010	16,000,000	$-	$3,598,856	$(5,687,394)	$(134)	$(2,088,672)

Distribution of 5,000,000 warrants for common stock, exercise price of $3.00 per share			(1,550,000)			(1,550,000)

Common Shares issued in January 25, 2011 private placement	5,434,446		2,388,043			2,388,043

Merger of 22nd Century Limited and 22nd Century Group	5,325,200	268	(268)			-

Stock based compensation	450,000	5	278,474			278,479

Net loss				(1,753,280)	(1,707)	(1,754,987)

Balance at June 30, 2011	27,209,646	$273	$4,715,105	$(7,440,674)	$(1,841)	$(2,727,137)

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2011

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

On January 25, 2011, 22nd Century Limited, LLC (“22nd Century Ltd”) completed a reverse merger transaction (the “Merger”) with 22nd Century Group, Inc. (formerly Touchstone Mining Limited). As a result, 22nd Century Ltd became a wholly owned subsidiary of 22nd Century Group which continues to operate the business of 22nd Century Ltd. In connection with the Merger, 22nd Century Group issued 21,434,446 shares of its common stock to the holders of limited liability company membership interests of 22nd Century Ltd, which share amount represented 80.1% of the outstanding shares immediately following the Merger. All references contained herein to shareholders or common shares include the historical members and limited liability company membership interests of 22nd Century Ltd because, in the Merger, limited liability company membership interests were exchanged for common shares on a one-for-one basis and from an accounting standpoint they are equivalent.

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

 Immediately prior to the Merger on January 25, 2011, 22nd Century Ltd completed a private placement offering (the “Private Placement”) of 5,434,446 securities (the “PPO Securities”) at the purchase price of $1.00 per Unit, each such Unit consisting of one (1) limited liability company membership interest of 22nd Century Ltd and a five-year warrant to purchase one-half of one (1/2) limited liability company membership interest of 22nd Century Ltd at an exercise price of $1.50 per whole common share. In connection with the Private Placement, 22nd Century Ltd approved a prorata distribution of 5,000,000 five-year warrants to purchase one limited liability company membership interest at an exercise price of $3.00. Private Placement proceeds included $614,070 from the conversion of 22nd Century Ltd indebtedness into PPO Securities and $395,376 from the conversion of placement agent fees into PPO Securities, resulting in gross cash proceeds of $4,425,000.  Private Placement expenses incurred included cash expenses of approximately $1,025,000 and non-cash expenses consisting of the placement agent fees of $395,376 which were converted into PPO Securities and $390,000 for the estimated fair value of 934,755 placement agent and advisor warrants issued to the placement agent. An additional $114,979 of cost was incurred in the second quarter of 2011 in connection with registration process for the common stock issued in the Private Placement. 22nd Century Ltd/Group received net cash proceeds of approximately $3.3 million from the Private Placement and a reduction of debt and accrued interest obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which was exchanged for equity interests in the offering. A portion of the proceeds were allocated to the warrants issued, which are classified as liabilities (see Note 9).

Basis of Presentation - The accompanying unaudited statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair and non-misleading presentation of the financial statements have been included.

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Nature of Business - 22nd Century Group is a holding company and is the sole member of 22nd Century Ltd, which is a plant biotechnology company. 22nd Century Ltd owns or exclusively licenses 98 issued patents in 79 countries predominantly related to modifying the content of nicotinic alkaloids in plants, specifically tobacco plants, through genetic engineering and plant breeding.

The overall objectives of 22nd Century Ltd are to reduce smoking-related disease by increasing smoking cessation with X-22, its botanical prescription smoking cessation aid in development, and reducing the harm to smokers with 22nd Century’s potential modified risk tobacco products (as defined in the Overview of Management Discussion), for smokers unwilling to quit.  22nd Century Ltd, including its subsidiary, Goodrich Tobacco Company Ltd. (“Goodrich Tobacco”), is primarily involved in the following activities:

•	The development of its botanical smoking cessation aid, X-22;

•	The development of its modified risk tobacco products;

•
The pursuit of necessary regulatory approvals at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and its proprietary cigarettes as modified risk tobacco products in the U.S.;

•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes in traditional tobacco market channels in the U.S. through its subsidiary Goodrich Tobacco;

•	The international licensing of 22nd Century’s trademarks, brands, proprietary tobaccos, and technology; and

•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”).

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

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.  The Company’s inventory consisted of the following categories:

	June 30,	December 31,
	2011	2010

Materials, mainly tobacco	$796,059	$292,480
Finished goods	120,100	16,182

Total	$916,159	$308,662

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent applications being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patent. The amounts capitalized relate to patents the Company owns or to which it has exclusive rights and its trademarks, and exclude approximately $1.8 million recovered from a former licensee as direct reimbursements of costs incurred. These capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s primary patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees, which are generally due on an annual basis, are expensed as incurred.  Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $2,017,744 and $585,436 as of June 30, 2011 ($1,965,621 and $497,998 - as of December 31, 2010).  The estimated annual amortization expense for the next five years is approximately $179,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable.

The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the six month periods ended June 30, 2011 or 2010.

Deferred Private Placement Costs - During 2010, the Company incurred costs related to the Private Placement that closed on January 25, 2011. Such costs were accumulated on the balance sheet as of December 31, 2010 and were charged against contributed capital upon closing of the offering.  Deferred Private Placement costs were $0 as of June 30, 2011 ($587,133 – December 31, 2010).

Income Taxes - Following the Merger on January 25, 2011, 22nd Century Ltd’s operations are subject to Federal and State income taxes.  Accordingly, since the Merger date the Company is required to recognize deferred tax assets and liabilities for any differences in basis in assets and liabilities between tax and GAAP reporting.  The corresponding asset that resulted has been fully offset by a valuation allowance based on the uncertainty of the Company’s ability to generate taxable income in the future to allow for the utilization of the asset.  The Company incurred a net operating loss from the closing of the Merger to June 30, 2011 and, accordingly, has made no provision for current income taxes. The income tax asset arising from this net operating loss has been fully reserved because it is not probable that it will be realized

Prior to the Merger, 22nd Century Ltd had elected to be treated as a Partnership for federal and state income tax purposes.  As a result, there was no entity level income tax for periods prior to the Merger, because all taxable income, tax deductions and tax credits were passed through to the members of 22nd Century Ltd. 22nd Century Ltd’s federal and state tax returns for the years ended December 31, 2007 to December 31, 2010 are currently open to audit under statutes of limitations. There are no pending audits as of June 30, 2011.

Employee Equity-Based Compensation - The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase common shares of 22nd Century Group.

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

Unearned Grant Revenue - 22nd Century Ltd received approval of a government grant as partial support for its next clinical trial for the FDA. Costs associated with this grant are being recognized as such costs are incurred and included in research and development expense.  As the costs are incurred, deferred revenue is also recognized into income.  During the six months ended June 30, 2011, the Company recognized $143,540, which is included in other income on the statement of operations.  Deferred grant revenue was $80,000 as of June 30, 2011 (as compared to $223,540 as of December 31, 2010).

Revenue Recognition - The Company recognizes revenue at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette federal excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes in which such taxes do not apply.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four development stages. Stages 1 and 2 are for product design, stage 3 is for manufacture planning and material procurement and stage 4 is for the manufacture, laboratory testing for confirmation of specifications, labeling of the product pursuant to the specifications of the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) as a federal-excise tax-free product and shipping of the 9,000,000 cigarettes. Revenue under this contract is recognized as milestones are met since the milestones are clearly identifiable and substantive. The Company has completed each of stages 1 to 3 and recognized the revenue when billing was approved by the customer.  The Company has also completed certain milestones of stage 4 related to the laboratory testing and product labeling according to TTB specifications, as defined in the customer’s purchase order. Revenue related to the manufacture and shipment of the cigarettes will be based on the number of cigarettes that are shipped to the customer when title has transferred. The Company began cigarette shipments under stage 4 in July 2011. These government research cigarettes are distributed under the mark SPECTRUM.

Derivatives - We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Commitment and Contingency Accounting - The Company evaluates each commitment and/or contingency in accordance with the accounting standards, which state that if the item is more likely than not to become a direct liability, then the Company will record the liability in the financial statements. If not, the Company will disclose any material commitments or contingencies that may arise.

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

NOTE 2. - LIQUIDITY AND MANAGEMENT’S PLANS

Since 2006, 22nd Century Ltd has experienced limited revenues and incurred substantial operating losses as it transitioned from being only a licensor of its proprietary technology and tobaccos to commercializing its own tobacco products. At June 30, 2011, the Company had current assets of $1,317,258 and current liabilities of $1,793,916. On January 25, 2011, the Company completed the Private Placement resulting in approximately $3.3 million in net cash proceeds and a reduction of debt and accrued interest obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which were exchanged for equity interests in the Private Placement. These proceeds were sufficient to enable the Company to make substantial reductions in its outstanding current liabilities, which totaled $4,823,635 at December 31, 2010.

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

Prior to FDA approval of its prescription X-22 smoking cessation aid in development and FDA authorization of its two potential modified risk cigarettes (as defined in the Overview of Management Discussion), the Company expects to generate cash from the sale of its proprietary cigarettes, RED SUN and MAGIC, through its subsidiary, Goodrich Tobacco, and from sales of SPECTRUM. In the first quarter of 2011, the Company recognized revenue of $112,000 for manufacture planning and material procurement for 9 million SPECTRUM cigarettes (stage 3) from RTI International (“RTI”). The Company has also partially completed stage 4 (laboratory testing and product labeling according to TTB specifications) resulting in $150,000 of revenue in the second quarter. Subsequent to June 30, 2011, the Company received payment of approximately $304,000 for testing and labeling and the first shipment of SPECTRUM cigarettes.

The Company has been able to obtain debt financing from related parties. On July 7, 2011, the Company received $150,000 of proceeds from a short term note to an officer of the Company.

The Company’s management believes, but can offer no assurances that, the above business plans will provide sufficient cash flow to fund the Company’s operations into the fourth quarter of 2011.

NOTE 3. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

Pursuant to the terms of an exclusive license agreement with NCSU, the Company owes NCSU approximately $817,000 as of June 30, 2011 for patent costs and license fees (as compared to $1,128,000 owed as of December 31, 2010). These amounts are included in accounts payable in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they are past due.  NCSU has the right to claim interest on the balance. In February 2011, the Company, after making a $400,000 payment to NCSU towards patent costs, proposed a deferred payment arrangement for the balance owed.  If the Company and NCSU cannot reach a satisfactory agreement, NCSU may have the right to terminate the exclusive license agreement, but can only do so with a 60-day prior written notice, including the opportunity to cure within this timeframe.  As of June 30, 2011, patent costs associated with the exclusive license agreements that could potentially be terminated had a carrying value of approximately $725,000.   Additionally, NCSU has not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

NOTE4. - DEMAND BANK LOANS

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by a shareholder of the Company.  This loan had a balance of $174,925 at June 30, 2011 and December 31, 2010, respectively. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at June 30, 2011 (as compared to 4.00% at December 31, 2010). The Company is current in meeting this interest payment obligation. The terms of the demand loan includes an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment.

NOTE 5. - NOTES PAYABLE

Notes payable to shareholders consisted of the following:

	June 30,	December 31,
	2011	2010

Note dated October 28, 2008	$-	$325,000
Note dated November 11, 2008	-	325,000
Note dated May 20, 2009	-	30,000
Note dated January 1, 2008	-	100,014
Note dated September 1, 2010	-	35,000
Notes dated October 4, 2010	-	150,000
Note dated December 29, 2010	-	100,000
Note payable to repurchase common shares	-	30,629

	$-	$1,095,643

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

Notes Dated October 4, 2010 (unsecured) - The Company issued notes payable to seven members in the aggregate amount of $150,000. The interest rate on each of these notes was 15%, and the interest and principal were due on the maturity date of January 31, 2011. These notes were satisfied in January 2011 by conversion of $87,367 to equity in connection with the January 25, 2011 Private Placement and by payment of $62,633 in cash.

Note Dated December 29, 2010 (unsecured) - The Company issued a note payable to a member in the amount of $100,000. The interest rate on this note was 15%, and the interest and principal were due on the maturity date of January 29, 2011. The note was paid in cash in January 2011.

Note Payable to Repurchase Common Shares (unsecured) - On December 31, 2010, the Company agreed to repurchase 51,637 common shares previously issued to a member in exchange for a $35,019 note, which $30,629 remained unpaid as of December 31, 2010. The interest rate on the note was 7% and the outstanding principal and interest were due and payable on September 30, 2010, the maturity date.  The note remained unpaid at the maturity date; the outstanding principal balance and accrued interest were paid in cash in February 2011.

Note Dated June 30, 2011 (unsecured) - the Company  issued a note payable to an officer, who is also a director, in the amount of $150,000.  The funds were received on July 7, 2011, and accordingly the liability was recorded as of this date. The interest rate on the note is 12% and outstanding principal and accrued interest are due and payable on August 30, 2011.

NOTE 6. – LONG TERM NOTES PAYABLE

Long term notes payable, net of unamortized discount, consisted of the following as of the dates set forth below:

	June 30,	December 31,
	2011	2010

Convertible note dated March 31, 2011	$237,000	$-
Note dated date March 30, 2011	350,000	-
Total long term notes	587,000	-

Notes dated September 15 and October 15, 2009, net of unamortized discount	23,223	20,557

Note dated May 27, 2010	-	45,000

Note dated January 25, 2011	140,000	-
Total long term notes to shareholders	163,223	65,557

Total long term debt	750,223	65,557

Less current portion	(123,223)	-

	$627,000	$65,557

Convertible Note Dated March 31, 2011(unsecured) - On March 31, 2011, the Company issued a note to a vendor in the amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. Principal payments together with accrued interest are due as follows: $50,000 each January 1, 2012, May 1, 2012, August 1, 2012 and November 1, 2012; and $37,000 January 1, 2013, the maturity date. The note is convertible into common stock of 22nd Century Group at the option of the holder and the earliest the note can be exercised is 90 days after the Company’s registration statement covering 5,434,446 shares of common stock is declared effective by the Securities Exchange Commission. The conversion rate will be determined at the time of conversion based on the average of the closing price of the Company’s common stock on the day of and day after the conversion date.

 Note Dated March 30, 2011(unsecured) - On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest are due on July 1, 2012. This maturity date is automatically accelerated if the Company receives funding of $5,000,000 or more prior to July 1, 2012.

Notes Dated September 15 and October 15, 2009 (unsecured) - On September 15, 2009 and October 15, 2009, the Company issued two notes payable to the same third party in the amounts of $15,000 and $10,000, respectively.  In conjunction with the $15,000 note, a warrant to purchase 185,503 common shares of 22nd Century Ltd at less than $.0001 per unit was issued, and in conjunction with the $10,000 note, a warrant to purchase 92,751 common shares of 22nd Century Ltd at less than $.0001 per unit was issued.  The warrants were valued at $11,301 for the $15,000 note and $6,962 for the $10,000 note, were recorded as discounts to the respective notes payable and are being amortized over the term of each note which significantly adjusts the effective interest rate. The intrinsic value of the warrants at the time of issuance was determined to be $68,750; the debt discount recorded was based on allocating the $25,000 in transaction proceeds proportionally between the notes and the warrants. The notes bear interest at a rate of 10% and the outstanding principal and interest is due and payable at maturity - January 31, 2012 in each case. As of June 30, 2011, the total outstanding principal and unamortized debt discounts for the two notes amounted to $25,000 and $1,777 (as compared to $25,000 and $4,442 at December 31, 2010), respectively.  The warrants were exercised in 2010 prior to the Merger.

Note Dated May 27, 2010 (unsecured) - On May 27, 2010, the Company issued a note for $45,000. The note bears interest at an annual rate of 10%, which was due with the principal amount on January 31, 2012.  The note was satisfied in January 2011 by conversion to equity in connection with the January 25, 2011 Private Placement.

Note Dated January 25, 2011(unsecured) - On January 25, 2011, the Company issued a note for $140,000 to a shareholder as satisfaction of the balance due for principal and interest on matured notes that were not paid in cash or converted to common stock of 22nd Century Group and warrants to purchase shares of common stock of 22nd Century Group. The note bears interest at 12% and is due on July 1, 2013 together with accrued interest.

NOTE 7. - DUE TO RELATED PARTY

The Company has conducted numerous transactions with a related party, Alternative Cigarettes, Inc. (“AC”).  AC is entirely owned by certain shareholders of the Company, including the CEO.  AC shares office space and employee services with the Company. During the six months ended June 30, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500. There were no expense reimbursements from AC during each of the first six months of 2011 and 2010. The net amount due from AC as a result of advances, repayments and expenses incurred and reimbursed amounted to $14,330 as of June 30, 2011 (as compared with the Company owing AC $6,942 as of December 31, 2010). No interest has been accrued or paid on amount due to AC and there are no repayment terms.

NOTE 8. - DUE TO OFFICERS

Amount due to officers is a result of advances to the Company for working capital purposes and Company expenses paid directly by the officers net of advances or reimbursements.  As of June 30, 2011, the net amount due to officers was $4,509 (as compared with $3,200 due to officers as of December 31, 2010).  No interest has been accrued or paid on any amount due to officers and there are no repayment terms.

NOTE 9. - WARRANTS FOR COMMON STOCK

Prior to December 31, 2010, 22nd Century Ltd granted warrants to purchase common shares of 22nd Century Group in connection with borrowings as an additional incentive for providing financing to the Company and as additional compensation to officers, consultants and advisors. The warrants were granted with a conversion price of less than $.0001, and the number of warrants issued was negotiated based on the agreement at the time of the grant. These warrants had been issued for terms of two to five years. All of these warrants were exercised prior to December 31, 2010.

In connection with the January 25, 2011 Private Placement and Merger, the Company issued 8,651,979 five year warrants to purchase shares of common stock of 22nd Century Group as follows: 5,000,000 with an exercise price of $3.00 per share, and 3,651,979 with an exercise price of $1.50 per share. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date.  The amount of the warrant liability related to the 5,000,000 $3.00 warrants was $1,550,000 at the date of issuance and was recorded as a reduction of equity for the derivative liability issued to the existing stockholders; the amount of the warrant liability related to the 3,651,979 $1.50 warrants is $1,511,750, and, because it was recorded as a liability, the portion of proceeds from the Private Placement that was recorded as contributed capital was reduced accordingly.

The value of this warrant liability as of March 31, 2011 and June 30, 2011 was estimated to approximate the value on January 25, 2011, the date of issuance.   The Company estimated the value of the warrant liability using the binomial lattice model to allocate total enterprise value to the warrants and other securities in the Company’s capital structure based upon the enterprise value implied in the January 25, 2011 Private Placement. Consideration was also given to the impact of expected future capital raises and issuances of securities under the Company’s 2010 Equity Investment Plan (“EIP”). Volatility was estimated based on historical observed equity volatilities and implied (forward) or expected volatilities for a sample group of guideline companies and consideration of recent market trends.

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

Number of Warrants

Warrants outstanding at December 31, 2009	1,688,076
Warrants issued during 2010	3,116,447
Warrants exercised during 2010	(4,804,523)
Warrants outstanding at December 31, 2010	-
Warrants issued during 2011	8,651,979
Warrants exercised during 2011	-
Warrants outstanding at June 30, 2011	-

Warrants exercisable at June 30, 2011	8,651,979

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

NOTE 10. - COMMITMENTS

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for each of the calendar years 2010 through 2013 is $75,000, and in 2014 the annual minimum royalty increases to $200,000.  The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. These minimum royalty payments are due each February following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the six months ended June 30, 2011, the costs incurred related to patent costs and patent maintenance amounted to $68,544 (as compared to $61,578 during the six months ended June 30, 2010).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $55,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patent.

Registration Rights - Pursuant to a covenant in conjunction with the January 25, 2011 Private Placement the Company filed a registration statement with the Securities and Exchange Commission (“SEC”) on April 8, 2011 covering the resale of 5,434,446 shares of common stock of 22nd Century Group (“Common Stock”) issued to the investors in the Private Placement. The Company will use its best efforts to cause this registration statement to be declared effective by the SEC on or before December 4, 2011. If this registration statement is not declared effective by the SEC by December 4, 2011, then the holders of Common Stock to be registered shall be entitled to monetary penalties at a rate equal to $0.005 per common share for each full month that this registration statement is late in being declared effective by the SEC. However, in no event shall the aggregate of any such penalties exceed $0.05 per common share. In addition, for a period of 90 days following the effective date of this registration statement, the Company cannot sell any equity securities or securities convertible into equity securities. The Company has not paid or accrued any amount for registration rights payments as the Company believes the registration statement will be declared effective by December 4, 2011.

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

The estimated fair value of long-term debt is summarized as follows:

June 30, 2011		December 31, 2010
Carrying	Estimated	Carrying	Estimated
Amount	Fair Value	Amount	Fair Value

$750,223	$730,000	$65,557	$63,000

Differences between the fair value and carrying amount of long-term debt are primarily due to instruments that provide fixed interest or contain fixed interest rate elements. Inherently, such instruments are subject to fluctuations in fair value due to subsequent movements in interest rates that are available to the Company.

NOTE 12. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three months ended June 30, 2011:

	2011	2010

Net loss attributed to common shareholders	$(1,099,864)	$(385,100)

Denominator for basic earnings per share-weighted average shares outstanding	27,204,201	11,193,668

Effect of dilutive securities:
warrants outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	27,204,701	11,193,668

Loss per common share - basic	$(0.04)	$(0.03)

Loss per common share- diluted	$(0.04)	$(0.03)

The following table sets forth the computation of basic and diluted earnings per common share for the six months ended June 30:

	2011	2010

Net loss attributed to common shareholders	$(1,754,987)	$(690,113)

Denominator for basic earnings per share-weighted average shares outstanding	25,556,710	9,153,410

Effect of dilutive securities:
warrants outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	25,556,710	9,153,410

Loss per common share - basic	$(0.07)	$(0.08)

Loss per common share- diluted	$(0.07)	$(0.08)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	2011	2010
Warrants	8,651,979	4,804,523
Restricted Stock	700,000	-
Options	35,000	-

NOTE 13 - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock.  The EIP has a term of ten years and is administered by our Board of Directors (“Board”) or a committee to be established by our Board (the “Administrator”), to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the EIP.  The EIP also contains a provision which restricts the plan to granting awards relating to no more than 1,600,000 shares of common stock of 22nd Century Group during the first twelve months following the effective date of the Merger.  On March 31, 2011, the Company filed a registration statement with the SEC to register all of the shares of common stock of 22nd Century Group that it may issue under the EIP. On April 1, 2011, under our EIP, the Board granted an aggregate of 1,150,000 shares of common stock of 22nd Century Group to officers and directors and incentive stock options to key employees to purchase an aggregate of 35,000 shares of 22nd Century Group’s common stock.

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

The Company accounts for stock-based compensation under the provisions of ASC Topic 718, “Compensation — Stock Compensation.” The Company recognizes compensation cost in its financial statements for all share based payments granted, modified, or settled during the period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the related vesting period.

For the three and six-month periods ended June 30, 2011 and 2010, the Company recorded compensation expense (included in general and administrative expense) of $9,135 and $0, respectively, related to stock options and $39,844 and $0, respectively, related to amortization of non-vested stock grants.

For the three and six month periods ended June 30, 2011 and 2010, the Company recorded compensation expense $229,500 ($51,000 included in research and development expense and $178,500 included in general and administrative expense) and $0, respectively, related to stock grants for 450,000 shares which vested immediately upon award.

The Company has non-vested awards for 700,000 restricted shares outstanding; 600,000 restricted shares vest at the rate of 150,000 shares annually over the four-year period ending April 1, 2015. The remaining 100,000 restricted shares vest based on achieving a performance milestone which is annual sales of $3 million in cigarettes (not SPECTRUM or X-22) by December 31, 2013.  Stock based compensation for these shares is being recorded over the requisite service period based on estimates of the probability and timeline of achieving milestones and vesting. For accounting purpose, the share will be considered issued and outstanding upon vesting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described.

On January 25, 2011, 22nd Century Ltd completed a reverse merger transaction (the “Merger”) with 22nd Century Group. 22nd Century Ltd is a wholly owned subsidiary of 22nd Century Group, which continues to operate the business of 22nd Century Ltd. All references to shareholders or common shares include the historical members and membership Units of 22nd Century Ltd because, in the Merger, such Units were exchanged for common shares on a one-for-one basis and from an accounting standpoint, they are equivalent. The Merger is being accounted for as a reverse acquisition and a recapitalization; 22nd Century Ltd is the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Merger are those of 22nd Century Ltd and are recorded at the historical cost basis of 22nd Century Ltd, and the consolidated financial statements since completion of the Merger include the assets and liabilities of 22nd Century Ltd, historical operations of 22nd Century Ltd and operations of 22nd Century Group from the closing date of the Merger. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group and its direct and indirect subsidiaries for the periods described herein.

This quarterly report contains statements that the Company believes to be “forward-looking statements” within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that is not a statement of historical fact, including, without limitation, statements regarding the Company’s business strategy and plans and objectives of management for future operations or that may predict, forecast, indicate or imply future results, performance or achievements. The words “estimate,” “project,” “intend,” “forecast,” “anticipate,” “plan,” “planning,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such words or words or expressions of similar meaning are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance, and all such forward-looking statements involve risks and uncertainties, many of which are beyond the Company’s ability to control. Actual results may differ materially from those expressed or implied by such forward-looking statements as a result of various factors including but not limited to the following and the risk factors set forth our S-1 registration statement filed with the SEC on August 8, 2011, including uncertainties regarding the process of obtaining Food & Drug Administration approval and authorization for our products, including time and expenses involved in seeking such approval, the Company’s inability to continue as a going concern, the Company’s inability to achieve or sustain profitability given a history of losses, the uncertainty of the Company’s ability to generate positive cash flow, the difficulty of evaluating the Company’s current business and future prospects given the Company’s limited operating history, fluctuations in working capital requirements, continued instability in credit and financial market conditions, dependence on third parties to manufacture, market, sell and distribute the Company’s products, dependency on market acceptance of products among physicians, patients, third-party payers and the medical community, performance of competitors in the field, retention of key personnel, and other factors. All forward-looking statements and other information in this prospectus speak only as of the date of this prospectus. We do not undertake, and we disclaim, any obligation to update any forward-looking statements or to announce revisions to any of the forward-looking statements.

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

Please see “Risk Factors” as set forth in our S-1 registration statement filed with the SEC on August 8, 2011.

Overview

We have operated at a loss since 2006 when we increased our research and development expenditures. Our license agreement with our former licensee was discontinued in 2007.  In the first six months of 2011 we realized revenue of $272,266 from our research cigarette program; in 2010, we realized revenue of $49,784 from this program and in 2009 we realized sales of $27,612 from limited test marketing of our cigarettes. During 2009 and 2010 we transitioned from solely developing proprietary technology and tobacco to developing and commercializing our own products.  In March 2011, our subsidiary, Goodrich Tobacco, introduced two of our products, RED SUN and MAGIC, into customary market channels for tobacco products.

Our prospects depend on our ability to generate and sustain revenues from our X-22 smoking cessation aid and cigarettes made with our proprietary tobacco. Our ability to generate meaningful revenue from X-22, especially in the United States, depends on FDA approval, and our ability to generate meaningful revenue from our proprietary cigarette products depends in large part on obtaining FDA authorization to market these brands as modified risk cigarettes (as defined below). Once our products are approved by the FDA, we must still meet the challenges of successful marketing and distribution and consumer acceptance. We do not expect FDA approval of X-22 until the fourth quarter of 2012 at the earliest. We believe the FDA will issue regulations for modified risk tobacco products within the next year, and we therefore expect to submit applications in 2012 to the FDA to authorize the marketing and labeling of our proprietary cigarette products as modified risk cigarettes. This process is likely to take at least one year. Until these approvals and authorizations are received, sales of our proprietary cigarette products in the U.S. will be limited and will only include RED SUN, MAGIC and SPECTRUM. There is no guarantee that X-22 will obtain the necessary approvals from the FDA to be marketed as a smoking cessation aid, and there is no guarantee that Brand A or Brand B will obtain the necessary authorizations from the FDA to be classified as modified risk cigarettes. We intend to focus our marketing efforts for RED SUN and MAGIC on tobacconists, smoke shops and tobacco outlets. Accordingly, our cash flow from product sales will be limited and, in addition to the net proceeds from the Private Placement that closed on January 25, 2011, we will need cash from equity or debt financing to continue operations. As additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and its financial condition and results of operations. Additional equity financing will be dilutive to the ownership interests of holders of the Common Stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

In connection with our FDA activities we will incur substantial costs related to clinical trials for X-22 and smoke exposure studies related to our modified risk product candidates.  Our total budget for the Phase II-B project is approximately $1.1 million, and we incurred approximately $516,000 of that amount through June 30, 2011.

At June 30, 2011, the Company had current assets of $1,317,258 and current liabilities of $1,793,916. On January 25, 2011, the Company completed the Private Placement resulting in approximately $3.3 million in net cash proceeds and a reduction of debt obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which were exchanged for equity interests in the Private Placement. These proceeds were sufficient to enable the Company to make substantial reductions in its outstanding current liabilities, which totaled $4,823,635 at December 31, 2010.

The 2009 Family Smoking Prevention and Tobacco Control Act (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products. While it prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke. The Tobacco Control Act also banned all sales in the U.S. of cigarettes with flavored tobacco (other than menthol). As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra light” in describing cigarettes sold in the U.S. Besides numerous other regulations, including certain marketing restrictions and graphic packaging requirements that take place in 2012, for the first time in history a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes.

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco smoke toxins and/or (ii) pose lower health risks, as compared to conventional cigarettes (“modified risk cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications that must be submitted to the FDA for the authorization to label and market modified risk cigarettes. Based in part on the timelines contained in the Tobacco Control Act, we expect the FDA to issue such regulations and guidance within the next year. We believe that two of our cigarette products, which we refer to as BRAND A and BRAND B, may qualify as modified risk cigarettes. Compared to other commercial cigarettes, we believe that the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B’s smoke contains the lowest amount of “tar” per milligram of nicotine. There is no guarantee that Brand A or Brand B will obtain the necessary authorizations from the FDA to be classified as modified risk cigarettes.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Sales.  In the three months ended June 30, 2011, we realized revenue of $154,810 from our research cigarette program as compared to sales of $1,800 in three months ended June 30, 2010.

Other income. In the three months ended June 30, 2011, we recognized other income of $94,324 from a therapeutic grant award we received in fourth quarter of 2010; $80,000 remains to be recognized, which recognition is anticipated to occur in the third quarter of 2011 as we complete our Phase II-B clinical trial.

Costs of goods sold.  In the three months ended June 30, 2011, costs of goods sold related to revenues under our research cigarette program was $46,648 or 30% of the related sales.  In the three months ended June 30, 2010, costs of goods sold related to revenues under this program was $1,000 or 56% of the related sales

Research and development expense.  Research and development (R&D) expense was $580,764 in the three months ended June 30, 2011, an increase of $460,741, or 384%, from $120,023 in the three months ended June 30, 2010. Approximately $312,000 was for expenditures related to our Phase II-B clinical trials.  We initiated this effort late in the fourth quarter of 2010 so there were no Phase II-B activities in the second quarter of 2010. Additionally, we incurred $51,000 of compensation expense related to stock awarded on April 1, 2011 to our vice-president of research under our 2010 Equity Incentive Plan (“EIP”) which vested immediately. There was no equity based compensation expense for R&D personnel in the second quarter of 2010. The balance of the increase in R&D expense in the second quarter of 2011 as compared to the second quarter of 2010 consisted of patent maintenance expenses, such as legal costs, annual filing fees related to patent  renewals and travel expense.

General and administrative expense.   General and administrative expense was $604,298 in the three months ended June 30, 2011, an increase of $455,741, or 306%, from $148,557 in three months ended June 30, 2010. Approximately $278,000 of the increase was for stock based compensation under our EIP on April 1, 2011, $64,000 of the increase was for compensation costs due to increased administrative headcount and $7,500 of the increase was for outside directors’ fees. Investor relations consulting services and press release costs accounted for approximately $72,000 of the remaining year-over-year increase with the balance caused by increases in various other expense categories such as legal, accounting and audit fees, and travel.

Sales and marketing costs.  Sales and marketing costs were $59,336 in the three months ended June 30, 2011; we had no costs categorized as such in the three months ended June 30, 2010. The costs in 2011 related to product testing, product and packaging, and design, product branding, trade samples and advertising.

Amortization and depreciation expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 7.7% in the three months ended June 30, 2011 to $44,225, up from $41,072 in the three months ended June 30, 2010. This increase of $3,153 is mainly due to our additional investment in patents and trademarks in 2010 of $147,912.

Interest expense and debt expense.  Interest expense and debt expense, which include interest amortization of debt discount and debt issuance costs, decreased in the three months ended June 30, 2011 to $17,184, from $76,248 in the three months ended June 30, 2010. This decrease of $59,064 or 77% was mainly a result of reduced borrowings during the second quarter of 2011 compared to the second quarter of 2010. In January 2011, a substantial portion of our outstanding interest bearing debt was repaid or converted into shares of our common stock.  This was partially offset by interest at the stated rate on long term obligations of $587,000 which were entered into at the end of the first quarter 2011.

Net loss.  We had a net loss in the three months ended June 30, 2011 of $1,103,321 as compared to a net loss of $385,100 in the three months ended June 30, 2010. The increase in the net loss of $718,221, or 187%, was mainly a result of higher operating expenses including clinical trial expenses and increased compensation costs in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, offset by increased revenue and reduced interest and debt expense.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Sales.  In the six months ended June 30, 2011, we realized revenue of $272,266 from our research cigarette program as compared to sales of $1,800 in six months ended June 30, 2010.

Other income. In the six months ended June 30, 2011, we recognized other income of $143,540 from a therapeutic grant award we received in fourth quarter of 2010; $80,000 remains to be recognized, which recognition is anticipated to occur in the third quarter of 2011 as we complete our Phase II-B clinical trial.

Costs of goods sold.  In the six months ended June 30, 2011, costs of goods sold related to revenues under our research cigarette program was $93,650 or 34% of the related sales.  In the six months ended June 30, 2010, costs of goods sold related to revenues under this program was $1,000 or 56% of the related sales

Research and development expense.  Research and development expense was $797,055 in the six months ended June 30, 2011, an increase of $581,612, or 269%, from $215,443 in the six months ended June 30, 2010. Approximately $516,000 was for expenditures related to our Phase II-B clinical trials.  We initiated this effort late in the fourth quarter of 2010 so there were no Phase II-B activities in the second quarter of 2010. The balance of the increase in research and development expense in the first half of 2011 as compared to the first half of 2010 consisted of patent maintenance expenses, such as legal costs and annual filing fees related to patent renewals, employee compensation costs and travel expense.

General and administrative expense.   General and administrative expense was $930,393 in the six months ended June 30, 2011, an increase of $685,728, or 280%, from $244,665 in six months ended June 30, 2010. Approximately $278,000 of the increase was for stock based compensation under our EIP on April 1, 2011, $75,000 of the increase was for compensation costs due to increased administrative headcount and $7,500 of the increase was for outside directors’ fees. The balance of the year-over-year increase was in various other expense categories such as investor relations consulting services and press release fees (approximately $78,000 increase), legal and SEC fees (approximately $147,000 increase), accounting and audit fees (approximately $58,000 increase), directors’ and officers’ liability insurance (approximately $15,000 increase) and travel (approximately $27,000 increase).

Sales and marketing costs.  Sales and marketing costs were $230,704 in the six months ended June 30, 2011; we had no costs categorized as such in the six months ended June 30, 2010. The costs in 2011 related to product testing, product and packaging, and design, product branding, trade samples and advertising.

Amortization and depreciation expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 8.5% in the six months ended June 30, 2011 to $87,802, up from $80,932 in the six months ended June 30, 2010. This increase of $6,870 is mainly due to our additional investment in patents and trademarks in 2010 of $147,912.

Interest expense and debt expense.  Interest expense and debt expense, which include interest amortization of debt discount and debt issuance costs, decreased in the six months ended June 30, 2011 to $31,189, from $149,877 in the six months ended June 30, 2010. This decrease of $118,688 or 79% was mainly a result of reduced borrowings during the first half of 2011 compared to the first half of 2010. In January 2011, a substantial portion of our outstanding interest bearing debt was repaid or converted into shares of our common stock.  Long term obligations in the amount of $587,000 were entered at the end of the first quarter so these borrowings resulted in interest expense computed at the stated rates for each instrument for approximately half of the six month period ending June 30, 2011.

Net loss.  We had a net loss in the six months ended June 30, 2011 of $1,754,987 as compared to a net loss of $690,117 in the six months ended June 30, 2010. The increase in the net loss of $1,064,870, or 154%, was mainly a result of higher operating expenses including clinical trial expenses and increased compensation costs in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, offset by increased revenue and reduced interest and debt expense.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

As of June 30, 2011, we had negative working capital of approximately $0.5 million compared to negative working capital of approximately $4.1 million at December 31, 2010. The $3.6 million reduction in our negative working capital position was mainly a result of proceeds from the January 25, 2011 Private Placement and the transfer from accounts payable to notes payable of $0.5 million (net of current portion) as part of payment arrangements with two vendors for past due amounts we owed, offset by our net loss of approximately $1.8 million for the six months ended June 30, 2011.

Cash demands on operations

In 2009 and 2010, we operated at a loss and operating activities consumed more than $1,000,000 in cash during this two year period. In the six months ended June 30, 2011 we also operated at a loss while cash used in operating actives was approximately $2,290,000. Although the amount of cash used in operations for the first half of 2011 was impacted by seasonal purchases of inventory and payments on past due amounts we owed to vendors, cash used in operating activities will continue at higher than historical levels for the balance of 2011 due to increased headcount and expenditures related to the pursuit of FDA approval of our smoking cessation aid and FDA authorization of modified risk cigarettes.

If we are unable to improve operations or raise funds during the next twelve months, there would be a material adverse effect on our ability to meet our working capital needs and the risk that we would be unable to continue operations would increase. We intend and expect to require additional funds before the end of 2011 to complete phase III clinical trials, complete exposure studies for our potential modified risk tobacco products, launch X-22 and pay loan and note obligations as they become due. As additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and our financial condition and results of operations. Additional equity financing will be dilutive to holders of our common stock, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

Net Cash used in Operating Activities.

In the first six months of 2011, $2,290,312 of cash was used in operating activities compared to $585,486 of cash used in operating activities in the first six months of 2010. This increased use of cash of $1,704,826 was due to the increase of $1,002,009 in the cash portion of the net loss in the first half 2011 as compared to the first half 2010. The balance of the increase was a result of the net change in working capital components related to operations. This increase was in large part due to having the resources to pay past due amounts to third parties and to pay for increased tobacco leaf inventory and materials for RED SUN, MAGIC and SPECTRUM.

Net Cash used in Investing Activities.

In the first six months of 2011, we used $556,914 of cash related to third party costs incurred for patents and trademarks and the acquisition of office furniture and fixtures as compared to $84,882 used in the first six months of 2010.  This increase was attributable to our payment in 2011 of approximately $500,000 from the proceeds of our Private Placement towards outstanding patent costs charges that were deferred in prior periods.

Net Cash From Financing Activities.

During the first six months of 2011, we generated $2,933,491 from our financing activities primarily through the issuance of shares of 22nd Century Group’s common stock and warrants to purchase 22nd Century Group’s common stock in the January 25, 2011 Private Placement. This resulted in net proceeds of $3,461,708 offset by $393,275 in payments on notes to shareholders, $114,979 of offering and common stock registration costs in the second quarter and $21,272 in net advances to a related party. During the first six months of 2010, we generated net cash of $703,446 from our financing activities; $860,000 was generated by the issuance of common stock, notes and warrants partially offset by the payment of $53,452 in deferred Private Placement costs and $90,400 in net payments to a related party.

We received approximately $3.3 million in net cash proceeds from the Private Placement that closed on January 25, 2011.  We used approximately $1,400,000 of the proceeds to retire debt obligations that had matured or make payments on past due amounts owed to vendors including $400,000 paid to North Carolina State University (“NCSU”).  As of June 30, 2011 we owe NCSU approximately $742,000 for Patent Costs and $75,000 for minimum royalties. These amounts are past due. We have requested NCSU to allow us to defer payment of the balance owed until 2012 so that we would have sufficient funds in 2011 to complete our Phase II-B clinical trial, which we expect to cost approximately $1.1 million.  NCSU has thus far accommodated this request and we expect NCSU to continue to do so. As our licensor for 12 years, we believe NCSU has a vested interest in 22nd Century completing the FDA-approval process.  Since 1998, we have funded approximately $6 million to NCSU in royalties, patent support payments and R&D, so we believe the amount we owe NCSU is not significant in light of the magnitude of the ongoing relationship between NCSU and the Company. If NCSU defers payment of the balance owed until 2012, we believe that the remaining proceeds from the January 25, 2011 Private Placement, together with cash receipts from our research cigarette program (approximately $680,000 from the purchase order we have received from RTI), will be sufficient to enable the Company to complete the Phase II-B clinical trial for X-22 and submit the results to the FDA later this year. However, we will require additional funds to complete the FDA Phase III clinical trials (which we expect to cost approximately $10 million), complete exposure studies for our potential modified risk cigarettes (which we expect to cost approximately $2 million), launch X-22, pay loan and note obligations as they become due, and continue to make payments to NCSU. We currently plan to attempt to raise approximately $15 million in the fourth quarter 2011 through the sale of our common stock and/or securities convertible into common stock to fund Phase III trials, modified risk exposure studies and general working capital requirements of the Company. Before we can raise additional capital, we must satisfy our registration rights obligations with respect to investors who acquired shares of 22nd Century Group’s common stock in the January 25, 2011 Private Placement and Merger. These registration rights provide that the Company must have an effective registration statement covering the shares that are subject to these registration rights for a period of 90 days before it can sell any equity securities or securities convertible into equity securities.  Our future capital requirements will depend on many factors, including the progress made in our X-22 clinical trials.  As additional funds are required, we may raise such funds from time to time through public or private sales of equity or debt securities.  Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our growth plans and its financial condition and results of operations.  Additional equity financing will be dilutive to the ownership interests of holders of common stock of 22nd Century Group, and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate our business.

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

Revenue Recognition

We recognize revenue at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of our products is recognized net of cash discounts, sales returns and allowances.  Cigarette federal excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes in which such taxes do not apply.

We were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four development stages. Stages 1 and 2 are for product design, stage 3 is for manufacture planning and material procurement and stage 4 is for the manufacture, laboratory testing for confirmation of specifications, labeling of the product pursuant to the specifications of the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) as a federal-excise tax-free product and shipping of the 9,000,000 cigarettes. Revenue under this contract is recognized as milestones are met since the milestones are clearly identifiable and substantive. The Company has completed each of stages 1 to 3 and recognized the revenue when billing was approved by the customer.  The Company has also completed certain milestones of stage 4 related to the laboratory testing and product labeling according to TTB specifications, as defined in the customer’s purchase order. Revenue related to the manufacture and shipment of the cigarettes will be based on the number of cigarettes that are shipped to the customer when title has transferred. The Company began cigarette shipments under stage 4 in July 2011. These government research cigarettes are distributed under the mark SPECTRUM.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (trademarks) are reviewed annually for impairment.  We have not recognized any impairment losses during the six month period ended June 30, 2011 or during the two years ended December 31, 2010.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The Company’s management, with the participation of 22nd Century Group’s Chief Executive Officer, and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15(d) - 15(e) of the Securities Exchange Act of 1934) as of June 30, 2011.  Based on that evaluation, 22nd Century Group’s President and Chief Executive Officer, and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither 22nd Century Group nor any of its subsidiaries are involved in any material legal proceeding.

Item 1A.  Risk Factors

As a smaller reporting company, we are not required to present the information required by this item.  However, please see “Risk Factors” in our S-1 registration statement filed with the SEC on August 8, 2011.

Item 6.  Exhibits

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101*
Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

*To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC

Date: August 15, 2011	By:/s/ Joseph Pandolfino
JOSEPH PANDOLFINO
CEO

Date: August 15, 2011	By:/s/ C. Anthony Rider
C. ANTHONY RIDER
CFO