Form 10-Q
period 2012-03-31
22nd Century Group, Inc.
filed 2012-05-15
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 7, 2012, there were 29,049,646 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2012 with Comparative Figures at December 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$177	$252,249
Due from related party	19,491	15,491
Due from officers	4,057	7,714
Inventory	678,153	678,123
Prepaid expenses	203,959	17,675
Total current assets	905,837	971,252

Other assets:
Patent and trademark costs, net	1,361,499	1,387,104
Office furniture and fixtures, net	7,404	7,862
Deferred debt issuance costs, net	20,247	22,405
Total other assets	1,389,150	1,417,371

Total assets	$2,294,987	$2,388,623
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loans	$174,925	$174,925
Accounts payable	1,189,067	1,064,892
Accrued interest payable to shareholders	40,428	21,502
Accrued expenses	309,867	545,578
Notes payable	487,000	425,000
Convertible Notes, net of unamortized discount	949,343	641,886
Total current liabilities	3,150,630	2,873,783

Long term portion of notes payable	140,000	177,000
Warrant liability	1,900,000	550,000
Total liabilities	5,190,630	3,600,783

Commitments and contingencies (Note 9)	-	-

Shareholders' deficit
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
0 preferred shares	-	-
28,349,646 common shares (27,209,646 at December 31, 2011)	284	273
Capital in excess of par value	6,263,600	5,822,882
Accumulated deficit	(9,164,053)	(7,041,297)
Non-controlling interest - consolidated subsidiary	4,526	5,982
Total shareholders' deficit	(2,895,643)	(1,212,160)

Total liabilities and shareholders' deficit	$2,294,987	$2,388,623

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2012 and 2011

(unaudited)

	March 31, 2012	March 31, 2011

Revenue	$-	$117,456
Other income - therapeutic grant	-	49,216
Total revenue	-	166,672

Operating expenses:
Costs of goods sold	-	47,002
Research and development	87,734	216,291
General and administrative	309,790	325,938
Sales and marketing costs	3,834	171,525
Amortization and depreciation	45,958	43,577
	447,316	804,333

Operating loss	(447,316)	(637,661)

Other expense
Loss warrant liability - derivative	(1,243,000)	-
Interest expense and amortization of debt discount and expense:
Related parties	(138,281)	(12,145)
Other	(295,615)	(1,860)
	(1,676,896)	(14,005)

Net loss	(2,124,212)	(651,666)

Net loss attributable to non-controlling interest	1,456	2,366

Net loss attributed to common shareholders	$(2,122,756)	$(649,300)

Loss per common share - basic and diluted	$(0.08)	$(0.03)

Common shares used in basic earnings per share calculation	28,020,031	23,890,407

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2012 and 2011

(unaudited)

	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(2,124,212)	$(651,666)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization and depreciation	45,958	43,577
Amortization of debt issuance costs	2,159	-
Amortization of debt discount	393,709	1,334
Interest due to debt conversion	20,750	-
Loss warrant liability - derivative	1,243,000	-
Equity based employee compensation expense	48,979	-
Equity based payments for outside services	10,750	-
(Increase) decrease in assets:
Accounts receivable	-	(112,056)
Grant receivable	-	223,540
Inventory	(30)	(459,720)
Prepaid expenses	(51,433)	17,234
Increase (decrease) in liabilities:
Accounts payable	350,926	(516,695)
Accrued interest payable to shareholders	18,926	(177,797)
Accrued expenses	(235,711)	28,156
Deferred revenue	-	(49,216)
Net cash used by operating activities	(276,229)	(1,653,309)
Cash flows from investing activities:
Acquisition of patents and trademarks	(500)	(518,408)
Acquisition of office furniture and fixtures	-	(4,792)
Net cash used by investing activities	(500)	(523,200)
Cash flows from financing activities:
Proceeds from issuance of notes	25,000	-
Payments on borrowings - notes payable	-	(393,275)
Net proceeds from January 25, 2011 private placement	-	3,461,708
Net payments to related party	(4,000)	(21,272)
Net advances from officers	3,657	1,439
Net cash provided by financing activities	24,657	3,048,600
Net (decrease) increase in cash	(252,072)	872,091
Cash - beginning of period	252,249	310
Cash - end of period	$177	$872,401

Cash paid during the period for interest	$196,539	$189,736

Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable not related to operating activities:
Common stock issued as payment of accounts payable	$209,754	$-
Payment of accounts payable for patent costs	-	500,000
Payment of accounts payable for deferred private placement costs	-	526,127
Accounts payable converted to promissory notes	-	587,000
	$209,754	$1,613,127
Common stock issued for prepaid services	$171,246	$-
Deferred private placement costs charged to contributed capital	$-	$587,133
Note payable converted to common shares	$86,250	$-
Conversion of shareholder note and accrued interest to common shares and warrants	$-	$614,070
Issuance of warrants as derivative liability instruments upon conversion of note payable	$107,000	$3,061,750
Patent and trademark additions included in accounts payable	$19,395	$-
Deferred debt issuance costs included in accounts payable	$5,000	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

Three Months Ended March 31, 2012

(unaudited)

	Common	Par value			Non-
	Shares	of Common	Contributed	Accumulated	controlling	Shareholders'
	Outstanding	Shares	Capital	Deficit	Interest	Deficit
Balance at December 31, 2011	27,209,646	$273	$5,822,882	$(7,041,297)	$5,982	$(1,212,160)

Stock based compensation	-	-	48,979	-	-	48,979

Common stock issued as payment of services and accounts payable	1,025,000	10	391,740	-	-	391,750

Common stock issued upon exercise of Convertible Notes	115,000	1	(1)	-	-	-

Net loss	-	-	-	(2,122,756)	(1,456)	(2,124,212)

Balance at March 31, 2012	28,349,646	$284	$6,263,600	$(9,164,053)	$4,526	$(2,895,643)

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2012

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

Immediately prior to the Merger on January 25, 2011, 22nd Century Ltd completed a private placement offering (the “Private Placement”) of 5,434,446 securities (the “PPO Securities”) at the purchase price of $1.00 per Unit, each such Unit consisting of one (1) limited liability company membership interest of 22nd Century Ltd and a five-year warrant to purchase one-half of one (1/2) limited liability company membership interest of 22nd Century Ltd at an exercise price of $1.50 per whole common share. In connection with the Private Placement, 22nd Century Ltd approved a prorata distribution of 5,016,722 five-year warrants to purchase one limited liability company membership interest at an exercise price of $2.99 (as adjusted). These warrants were valued at $1,550,000 and classified as liabilities resulting in a decrease to contributed capital. Private Placement proceeds included $614,070 from the conversion of 22nd Century Ltd indebtedness into PPO Securities and $395,376 from the conversion of placement agent fees into PPO Securities, resulting in gross cash proceeds of $4,425,000.  Private Placement expenses incurred included cash expenses of approximately $1,025,000 and non-cash expenses consisting of the placement agent fees of $395,376 which were converted into PPO Securities and $390,000 for the estimated fair value of 934,755 placement agent and advisor warrants issued to the placement agent. An additional $167,820 of cost was incurred in the second and third quarters of 2011 in connection with the registration process for the common stock issued in the Private Placement. 22nd Century Ltd/Group received net cash proceeds of approximately $3.2 million from the Private Placement and a reduction of debt and accrued interest obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which was exchanged for equity interests in the offering. A portion of the proceeds, amounting to $1,511,750, was allocated to the warrants issued and classified as liabilities.

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

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Nature of Business - 22nd Century Ltd, 22nd Century Group’s wholly-owned subsidiary, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 101 issued patents in 78 countries plus an additional 38 pending patent applications. Hercules Pharmaceuticals, LLC and Goodrich Tobacco Company, LLC are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) smoking cessation product and (ii) premium cigarettes and modified risk tobacco products, respectively.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, 22nd Century Ltd, Hercules Pharmaceuticals LLC and Goodrich Tobacco LLC, a subsidiary of 22nd Century Ltd. 22nd Century Ltd owns 96% of the outstanding membership units of Goodrich Tobacco. All intercompany accounts and transactions have been eliminated.

Reclassifications - Certain items in the 2011 financial statements have been reclassified to conform to the 2012 classification.

Preferred stock authorized - the authorization is for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. The Company’s inventory consisted of the following categories:

	March 31,	December 31,
	2012	2011

Materials, mainly tobacco	$678,153	$678,123
Finished goods	-	-

Total	$678,153	$678,123

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent applications being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patent. The amounts capitalized relate to patents the Company owns or to which it has exclusive rights and its trademarks, and exclude approximately $1.8 million recovered from a former licensee as direct reimbursements of costs incurred. These capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s primary patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees, which are generally due on an annual basis, are expensed as incurred. Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $2,083,707 and $722,208, respectively, as of March 31, 2012 ($2,063,812 and $676,708, respectively, as of December 31, 2011). The estimated annual amortization expense for the next five years is approximately $188,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable.

The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three months ended March 31, 2012 or 2011.

Deferred Debt Issuance Costs - The Company incurred costs related to a private placement of convertible notes that closed on December 16, 2011 (“Convertible Notes”). These costs were recorded in the balance sheet as a deferred charge and are being amortized over the one – year term of the Convertible Notes. The unamortized balance at March 31, 2012 is $20,247 ($22,405 as of December 31, 2011).

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

In light of the Company’s history of cumulative losses management has determined that is it more likely than not that its net deferred tax asset will not be realized. Accordingly the Company established a valuation allowance to fully offset its net deferred tax asset as of March 31, 2012 and December 31, 2011.

The Company’s federal and state tax returns for the years ended December 31, 2009 to December 31, 2011, including the pre-Merger short period from January 1, 2011 through January 25, 2011, are currently open to audit under the statutes of limitations. There are no pending audits as of March 31, 2012.

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

Debt Discounts - Original issue discount (“OID”) is recorded equal to the difference between the cash proceeds and the face value of the debt when issued and amortized as interest expense during the term of the debt.

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

For the Convertible Notes, bifurcation of the embedded conversion feature was not required and the Company recorded the OID and the BCF related to these Convertible Notes as a debt discount and recorded the Convertible Notes net of the discount related to both the OID and the BCF. Debt discount is amortized to interest expense over the life of the debt. In the case of any conversion prior to the maturity date there will be an unamortized amount of debt discount that relates to such conversion. The prorata amount of unamortized discount at the time of such conversion is charged to interest expense as accelerated amortization of the discount. The fair value of warrants issued at the time of conversion is recorded as a reduction of the any amount applied to the common stock issued in the conversion and to the extent that the fair value of warrants exceeds the carrying value of the debt a charge to interest expense results for such excess amount.

Other income - therapeutic grant - In 2010, 22nd Century Ltd received approval of a government grant as partial support for its clinical trial for the U.S. Food and Drug Administration (“FDA”). All costs associated with this grant were charged to research and development expense and the grant income was fully recognized in 2011. During the three month period ending March 31, 2011, $49,216 was recognized into income and included in other income on the statement of operations.

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

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four development stages. The Company has completed the four developmental stages and delivered approximately 9 million cigarettes during the year ended December 31, 2011 and recognized the related revenue ($117,456 in the three months ended March 31, 2011), and is preparing another order for 2012. These government research cigarettes are distributed under the mark SPECTRUM. Future revenue under this sub-contract arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred.

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

Recent Accounting Pronouncements - In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  This update results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRS.  ASU 2011-04 is required to be applied prospectively in interim and annual periods beginning after December 15, 2011.  Early application was not permitted.  The adoption of ASU 2011 did not have a material impact on the consolidated financial statements.

NOTE 2. - LIQUIDITY AND MANAGEMENT’S PLANS

Since 2006, 22nd Century Ltd has incurred substantial operating losses as it transitioned from being only a licensor of its proprietary technology and tobaccos to commercializing its own tobacco products. At March 31, 2012, the Company had current assets of $905,837 and current liabilities of $3,150,630. Cash on hand at March 31, 2012 of $177 is insufficient to sustain operations and pay outstanding current liabilities as they become due. The Company has suspended clinical trials for X-22 in order to reduce expenditures and is seeking licensing agreements for its products with both domestic and international businesses. The Company’s Board of Directors authorized management to seek additional financing involving equity securities which will be dilutive to 22nd Century Group’s existing shareholders’ respective ownership percentages.

The Company continues to explore an alternative manufacturer and while exploring distribution channels for its proprietary cigarettes, RED SUN and MAGIC, through its subsidiary, Goodrich Tobacco. Until certain benchmarks are achieved, the Company is currently not taking orders for these products. The Company has delivered approximately 9 million SPECTRUM cigarettes during the year ended December 31, 2011 and is preparing another order for 2012.

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

NOTE 3. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

Pursuant to the terms of an exclusive license agreement with NCSU, the Company owes NCSU approximately $842,000 as of March 31, 2012 for patent costs and license fees (as compared to $753,000 owed as of December 31, 2011). These amounts are included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they are past due. NCSU has the right to claim interest on the balance. Management periodically communicates its plans for commercialization of products using the technology licensed from NCSU and believes its relations with NCSU are sound. In order to facilitate the Company’s plans to raise capital and commercialize its products NCSU agreed, in a letter dated November 22, 2011, not to invoke its rights to terminate for non-payment or non-performance that it may have under the agreement until October 15, 2012. After October 15, 2012, if the Company is still delinquent as to amounts owed, NCSU may have the right to terminate the exclusive license agreement, but can only do so with a 60-day prior written notice, including the opportunity to cure within this timeframe. As of March 31, 2012, patent costs associated with the exclusive license agreements that could potentially be terminated had a carrying value of approximately $690,000. Additionally, NCSU has not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

NOTE 4. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by a shareholder of the Company. This loan had a balance of $174,925 at March 31, 2012 and December 31, 2011. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at March 31, 2012 and December 31, 2011. The Company is current in meeting this interest payment obligation. The terms of the demand loan includes an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all the Company’s assets.

NOTE 5. - NOTES PAYABLE

Notes payable consisted of the following as of the dates set forth below:

	March 31,	December 31,
	2012	2011

Notes date September 15 and October 15, 2009	$25,000	$25,000
Convertible Note dated March 31, 2011	87,000	87,000
Note dated January 25, 2011	140,000	140,000
Note dated March 30, 2011	350,000	350,000
Note dated March 22, 2012	25,000	-
	627,000	602,000
Less long term portion of notes payable	(140,000)	(177,000)
Notes Payable (shown in current liabilities)	$487,000	$425,000

Notes Dated September 15 and October 15, 2009 (unsecured) - On September 15, 2009 and October 15, 2009, the Company issued two notes payable to the same third party in the amounts of $15,000 and $10,000, respectively. The notes bear interest at a rate of 10% and the outstanding principal and interest was due and payable at maturity - January 31, 2012 in each case. As of March 31, 2012, the total outstanding principal for the two notes amounted to $25,000 ($25,000 at December 31, 2011). Following maturity on January 31, 2012 the notes remain unpaid. The Company has attempted to negotiate an extension and the note holder has demanded payment.

Note Dated January 25, 2011(unsecured) - On January 25, 2011, the Company issued a note for $140,000 to a shareholder as satisfaction of the balance due for principal and interest on matured notes that were not paid in cash or converted to common stock of 22nd Century Group and warrants to purchase shares of common stock of 22nd Century Group. The note bears interest at 12% and is due on July 1, 2013 together with accrued interest. As of March 31, 2012 and December 31, 2011, the outstanding principal amount of this note is $140,000.

Convertible Note Dated March 31, 2011(unsecured) - On March 31, 2011, the Company issued a note to a vendor in the original amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. In December 2011 the note was amended and the principal was reduced by a cash payment of $50,000 and $100,000 of the notes were exchanged for $115,000 of a portion of the Convertible Notes issued December 16, 2011 so that the remaining principal balance under the note is $87,000 as of March 31, 2012 and December 31, 2011. The note amendment also provided for principal payments together with accrued interest to be due as follows: $50,000 on May 1, 2012 and $37,000 on January 1, 2013, the maturity date. The note is convertible into common stock of the Company at the option of the holder. The conversion rate will be determined at the time of conversion based on the average of the closing price of the Company’s common stock on the day of and day after the conversion date.

Note Dated March 30, 2011(unsecured) - On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest are due on July 1, 2012. This maturity date is automatically accelerated if the Company receives funding of $5,000,000 or more prior to July 1, 2012. As of March 31, 2012 and December 31, 2011, the outstanding principal on this note is $350,000.

Note Dated March 22, 2012(secured) - On March 22, 2012, the Company issued a note in the amount of $25,000. The note bears interest at an annual rate of 15%. Principal and accrued interest are due on July 1, 2012. As of March 31, 2012 the outstanding principal on this note is $25,000. The note is secured by all assets of the Company and its subsidiaries. An officer of the Company is the managing member of the lender.

NOTE 6. - CONVERTIBLE NOTES ISSUED DECEMBER 16, 2011

The Company issued Convertible Notes on December 16, 2011 in a negotiated sale with 24 investors in the total face amount of $1,926,250. The Convertible Notes were sold for $1,675,000 - an original issue discount of $251,250. The Convertible Notes do not bear interest and the total face amount is due December 16, 2012. The Convertible Notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.75 per share at which time the holder shall also receive warrants equal to 120% of the number of shares of Company common stock into which such Convertible Notes have been then converted. The Company can also force the investors to decide whether to convert by sending a 15-day written notice in which each investor is forced to decide whether to convert or get paid off. Such warrants will have a term of five years and an exercise price of $1.50 per share of common stock. In the event the Company engages in a subsequent financing transaction of at least $5,000,000 in shares of Company’s common stock with a sale price equal to or greater than $0.80 per share or debt securities which are convertible into shares of Company common stock with a conversion price equal to or greater than $0.80 per share of common stock, then the Company will have the right to mandatorily require the conversion of the Notes. Also, in the event of subsequent financing transaction of at least $5,000,000, the note holders have “piggyback’ registration rights of the common shares and warrants underlying the conversion of the Convertible Notes. The Convertible Notes contain “down round” provisions which provide for adjustments to the conversion price if the Company issues shares of common stock of 22nd Century Group at a price that is less than the exercise price. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. If the Convertible Notes are converted, the warrants issued at conversion have a “down round provision” and will be classified as derivatives for accounting purposes, which (similarly to the January 25, 2011 Warrants) means they are reported as a liability and marked to market at each balance sheet date.

The Company’s common stock closed at $0.90 per share on December 16, 2011, which is greater than the portion of the conversion price under the notes allocated to the underlying common shares. This difference is a beneficial conversion feature (BCF) which was valued at $1,062,759 at the issue date and recorded as debt discount and additional paid in capital. This BCF is being amortized over the one year life of the Convertible Notes.  During the three month period ended March 31, 2012, $393,709 of the debt discount was amortized and recorded as interest expense leaving $890,657 of unamortized debt discount as of March 31, 2012 ($1,284,363 as of December 31, 2011).

Three officers of the Company acquired a portion of the Convertible Notes - with a face value of $368,000 for cash of $105,000 and conversion of $215,000 short term unsecured 12% notes issued by the Company earlier in 2011. On February 8, 2012, one of the officers converted his note with a face amount of $86,250 (carrying value of $27,414 net of unamortized discount) into 115,000 shares common stock and warrants to purchase 138,000 shares of common stock. As a result of the conversion, the unamortized portion of the debt discount amounting to approximately $55,000 was immediately charged to interest and a derivative warrant liability valued at approximately $107,000 was recorded.  The difference in the warrant value and debt relieved amounting to $20,750 was also included in interest expense during the three months ended March 31, 2012.

The following table summarizes the notes and related discount.

	March 31,	December 31,
	2012	2011

Face value of Convertible Notes payable through maturity	$1,840,000	$1,926,250
Less unamortized original issue discount	(170,301)	(245,582)
Less unamortized discount related to BCF	(720,356)	(1,038,782)

Convertible notes, net of unamortized debt discount	$949,343	$641,886

NOTE 7. - DUE FROM OR TO RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the CEO. AC shares office space and employee services with the Company. During the year ended December 31, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500; other activity during the three months ended March 31, 2012 and the year ended December 31, 2011 consisted mainly of repayments and advances. The net amount due from AC amounted to $19,491 as of March 31, 2012 ($15,491 as of December 31, 2011). No interest has been accrued or paid on amount due from or to AC and there are no repayment terms.

NOTE 8. - WARRANTS FOR COMMON STOCK

In connection with the January 25, 2011 Private Placement and Merger, the Company issued five year warrants (“January 25, 2011 Warrants”) to purchase shares of common stock of 22nd Century Group. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date.  As a result of a partial conversion of the Convertible Notes, the down round provision of the January 25, 2011 Warrants was triggered and the adjusted warrants now outstanding are: 5,016,722 with an exercise price of $2.99 per share and 3,651,979 with an exercise price of $1.50 per share. The original amount of the warrant liability related to the 5,016,722 warrants was $1,550,000 and was recorded as a reduction of equity on January 25, 2011; the original amount of the warrant liability related to the 3,651,978 warrants is $1,511,750, and, because it was recorded as a liability, the portion of proceeds from the Private Placement that was recorded as contributed capital was reduced accordingly. As of March 31, 2012 there are 3,651,978 January 25, 2011 Warrants with an exercise price of $1.50 and 5,016,722 January 25, 2011 Warrants with an exercise price of $2.99 outstanding.

As a result of the partial conversion of the Convertible Notes on February 8, 2012, 138,000 five year warrants with an exercise price of $1.50 per share were issued which included similar down round provisions to the January 25, 2011 Warrants and resulted in a derivative liability upon issuance of $107,000.

The Company estimates the value of warrant liability at upon issuance of the warrants and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrants and other securities in the Company’s capital structure. Volatility was estimated based on historical observed equity volatilities and implied (forward) or expected volatilities for a sample group of guideline companies and consideration of recent market trends. The following table is a roll-forward of the warrant liability from the initial valuation:

Fair value of warrant liability upon issuance - January 25, 2011	$3,061,750
Gain as a result of change in fair value	(2,511,750)
Fair value at December 31, 2011	$550,000
Fair value of warrant liability upon issuance – February 8, 2012	107,000
Loss as a result of change in fair value	1,243,000
Fair value at March 31, 2012	$1,900,000

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.

The following table summarizes the warrant activity since December 31, 2010:

Number of Warrants

Warrants outstanding at December 31, 2010	-
January 25, 2011 Warrants issued	8,668,701
Warrants exercised during 2011	-
Warrants outstanding at December 31, 2011	8,668,701
Warrants issued	138,000
Warrants exercised during 2012	-
Warrants outstanding at March 31, 2012	8,806,701

Warrants exercisable at March 31, 2012	8,806,701

NOTE 9. - COMMITMENTS

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for each of the calendar years 2012 and 2013 is $75,000, and in 2014 the annual minimum royalty increases to $200,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. These minimum royalty payments are due each February following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three month period ended March 31, 2012, the costs incurred related to patent costs and patent maintenance amounted to $6,546 ($93,343 during the year ended December 31, 2011).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $55,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patent.

The Company entered into a three year lease for approximately 3,800 square feet of office space in Clarence, NY, which commenced September 1, 2011. Scheduled rent remaining as of March 31, 2012 is as follows:

2012	$24,792
2013	$37,833
2014	$28,000

NOTE 10. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	March 31,	March 31,
	2012	2011

Net loss attributed to common shareholders	$(2,122,756)	$(649,300)

Denominator for basic earnings per share-weighted average shares outstanding	28,020,031	23,890,407
Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	28,020,031	23,890,407

Loss per common share - basic	$(0.08)	$(0.03)

Loss per common share- diluted	$(0.08)	$(0.03)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	March 31,	March 31,
	2012	2011

Warrants	8,806,701	8,651,979
Convertible Debt Issued December 16, 2011 (number of shares including related warrants upon conversion of 3,082,000)	5,397,333	-
Restricted Stock	700,000	-
Convertible Note	140,322	-
Options	35,000	-
	15,079,356	8,651,979

NOTE 11. - STOCK BASED COMPENSATION

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

For the three months ended March 31, 2012, the Company recorded compensation expense of $48,979 ($0-2011).

As of March 31, 2012, unrecognized compensation expense related to non-vested restricted shares with annual vesting amounted to $146,625. No expense was recorded for restricted stock grants with milestone vesting not considered probable, which had a fair value at grant date of $51,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were issued during the three months ended March 31, 2012.

A summary of all stock option activity since December 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	35,000	$1.20
Granted in 2012	-	$-
Outstanding at March 31, 2012	35,000	$1.20	9.00 years	$-

Exercisable at March 31, 2012	-	$-	-	$-

NOTE 12. - SUBSEQUENT EVENT

On April 13, 2012, the Company issued a note in the amount of $25,000. The note bears interest at an annual rate of 15%. Principal and accrued interest are due on July 1, 2012. The note is secured by all assets of the Company and its subsidiaries. An officer of the Company is the managing member of the lender.

The Company has undertaken a private placement of its common stock. Units consisting of one share of common stock and one five-year warrant with an exercise price of $1.00 will be sold at $0.60 per Unit. Proceeds will be used for working capital. Proceeds are estimated to be approximately $1,000,000. Included in this amount is $90,000 related to the acquisition of the minority interests in Goodrich Tobacco.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to raise capital in order to continue as a going concern; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA and foreign regulatory approval for our X-22 smoking cessation product and our Modified Risk Cigarettes; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

Overview

22nd Century Ltd, our wholly-owned subsidiary, is a plant biotechnology company and we believe the global leader in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. We own or exclusively control 101 issued patents in 78 countries plus an additional 38 pending patent applications. Hercules Pharmaceuticals, LLC and Goodrich Tobacco Company, LLC are subsidiaries of 22nd Century Ltd and are business units for our (i) smoking cessation product and (ii) premium cigarettes and modified risk tobacco products, respectively. We believe that our proprietary technology will enable us to capture a significant share of the global market for approved smoking cessation aids and the emerging market for modified risk tobacco products. The Company is primarily involved in the following activities:

•	The development of its botanical smoking cessation aid, X-22;
•	The development of its modified risk tobacco products;
•	The pursuit of necessary regulatory approvals and clearances at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as modified risk tobacco products in the U.S.;

•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes in traditional tobacco market channels in the U.S. and for export through its subsidiary Goodrich Tobacco;
•	The international licensing of 22nd Century Ltd’s trademarks, brands, proprietary tobaccos, and technology; and
•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”).

We have operated at a loss since 2006 when we increased our research and development expenditures. We had no revenue in the first quarter of 2012. In the year ended December 31, 2011 we realized revenue of $788,601 mainly from our research cigarette program; in 2010, we realized revenue of $49,784 from this program and in 2009 we realized sales of $27,612 from limited test marketing of our cigarettes. We are in the process of transitioning from solely developing proprietary technology and tobacco to developing and commercializing our own products.

Our prospects depend on our ability to generate and sustain revenues from sales and/or licensing of RED SUN and MAGIC, our X-22 smoking cessation aid, our potential modified risk tobacco products such as BRAND A and BRAND B and our proprietary tobacco and technology. Our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval and our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk. Upon these products being approved and authorized by the FDA, we must still meet the challenges of successful marketing and distribution and consumer acceptance.

The Company announced in April 2012 that applications will be filed in the second half of 2012 with the FDA for two types of modified risk cigarettes in accordance with the FDA’s issued Modified Risk Tobacco Product Applications Draft Guidance released on March 30, 2012. This provides the framework for applicants to submit data for modified risk product candidates. Goodrich Tobacco Company, 22nd Century’s subsidiary, has developed two types of potential modified risk tobacco cigarettes. The first proprietary cigarette, referred to as BRAND A, is a very low nicotine (VLN) cigarette containing approximately 95 percent less nicotine than the leading U.S. cigarette brands. BRAND A is patented in dozens of countries and contains the world’s lowest nicotine tobacco. 22nd Century’s recent Phase II-B clinical trial and studies by independent researchers have demonstrated that smoke exposure (and cigarettes per day) is significantly reduced with VLN cigarettes. The second proprietary cigarette, referred to as BRAND B, is a low-tar cigarette with a high nicotine content, effectively the world’s lowest tar-to-nicotine ratio cigarette. Unlike low-tar/low-nicotine brands currently on the market (previously labeled “light” or “ultra- light” before these descriptors were banned in the U.S. by the Tobacco Control Act in 2010), the nicotine yield of BRAND B is not reduced. Studies have demonstrated that compensatory smoking (e.g., more and/or larger puffs per cigarette) of low-tar research cigarettes, similar to BRAND B, is greatly curtailed.

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

The National Institute on Drug Abuse (“NIDA”), a component of the National Institutes of Health (“NIH”), provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. In 2009, NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We have agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply modified nicotine cigarettes to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. The Company has delivered approximately 9 million cigarettes during the year ended December 31, 2011 and is preparing another order for 2012. These government research cigarettes are distributed under the mark SPECTRUM.

In March 2011, our subsidiary, Goodrich Tobacco introduced two of our products, RED SUN and MAGIC cigarettes into the U.S. market. Goodrich Tobacco intends to focus marketing efforts on tobacconists, smoke shops and tobacco outlets in the second half of 2012. We are currently in discussion with a national distributor for the distribution of RED SUN, however we do not expect this arrangement to materialize until at the third quarter 2012 at the earliest.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provides additional information about our business, operations and financial condition.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue.  We had no revenue in the three months ended March 31, 2012. We realized revenue of $117,456 from our research cigarette program in the three months ended March 31, 2011.

Other income. In the three months ended March 31, 2011, we recognized other income of $49,216 from a therapeutic grant award we received in fourth quarter of 2010. The revenue from this grant was completely recognized in 2011.

Costs of goods sold.  In the three months ended March 31, 2012, costs of goods sold was $0. In the three months ended March 31, 2011, costs of goods sold was $47,002 or 40% of revenue.

Research and development expense.  Research and development (R&D) expense was $87,734 in the three months ended March 31, 2012, a decrease of $128,557, or 59%, from $216,291 in the three months ended March 31, 2011. This decrease was a result of suspending, early in the first quarter of 2012, FDA activities related to X-22. In the first quarter of 2011 we initiated the planning of our Phase II-B clinical trial and had undertaken activity to file our IND with the FDA for X-22.

General and administrative expense.   General and administrative expense was $309,790 in the three months ended March 31, 2012, a decrease of $16,148, or 5%, from $325,938 in three months ended March 31, 2011. The decrease was mainly due to reduced professional fees in the first quarter of 2012 as compared to the first quarter of 2011.

Sales and marketing costs.  Sales and marketing costs were $3,834 in the three months ended March 31, 2012, a decrease of $167,691, or 98%, from $171,525 in three months ended March 31, 2011. The costs in 2011 related to the domestic market introduction of RED SUN and MAGIC and included expenses related to product testing, product and packaging design, product branding, trade samples, trade shows and advertising. In the first three months of 2012, we suspended our domestic sales and marketing activity of these brands until we reach an agreement to have these products produced by a participating manufacturer of the “Master Settlement Agreement,” a settlement between the states and the tobacco industry.

Amortization and depreciation expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 5.5% in the three months ended March 31, 2012 to $45,958, up from $43,577 in the three months ended March 31, 2011. This increase of $2,381 is mainly due to our additional investment in patents and trademarks during 2011 of $98,191.

Loss warrant liability – derivative. We have issued warrants which were accounted for as derivatives; upon issuance a liability at the estimated fair value was recorded. Subsequently at each balance sheet date this derivative liability is marked-to–market. The loss of $1,243,000 included in the three month period ended March 31, 2012 represents the increase in the estimated fair value of the warrants during this period. There was no market adjustment recorded in the three month period ended March 31, 2011 because the fair value was estimated to approximate the value at issuance.

Interest expense and amortization of debt discount and expense.  Interest expense and amortization of debt discount and debt issuance costs increased in the three months ended March 31, 2012 to $433,896, from $14,005 in the three months ended March 31, 2011. This increase of $419,891 or 2,998% was a result of the amortization of debt discount and debt issuance costs related to Convertible Notes issued on December 16, 2011 which also includes charges totaling approximately $80,000 related to partial conversion of the December 16, 2011 Convertible Notes.

Net loss.  We had a net loss in the three months ended March 31, 2012 of $2,124,212 as compared to a net loss of $651,666 in the three months ended March 31, 2011. The increase in the net loss of $1,472,546, or 226%, was mainly a result of no revenue, the loss related to the warrant liability, the increase in amortization of debt discount and expense, partially offset by reduced operating expenses.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

As of March 31, 2012, we had negative working capital of approximately $2.2 million compared to negative working capital of approximately $1.9 million at December 31, 2011. The $0.3 million increase in our negative working capital position was mainly a result of the disbursement of nearly all our cash during the period.

Cash demands on operations

Since January 1, 2010 we operated at a loss and operating activities consumed more than $4.6 million in cash. Cash on hand at March 31, 2012 of $177 is insufficient to fund operations and meet our obligations as they come due..

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

Net Cash used in Operating Activities.

In the first three months of 2012, $276,229 of cash was used in operating activities compared to $1,653,309 of cash used in operating activities in the first three months of 2011. This reduction in use of cash in operations of $1,377,080 was partially due to the reduction in the cash portion of the net loss in the first three months 2012 as compared to the first three months of 2011 of $247,848. The balance of the decrease in use of cash in operations was a result of approximately $1.1 million less cash used for working capital components related to operations.

Net Cash used in Investing Activities.

In the first three months of 2012, we used $500 of cash related to third party costs incurred for patents and trademarks as compared to $518,408 used in the first three months of 2011. This decrease was mainly attributable to our payment in the first quarter of 2011 of approximately $500,000 towards outstanding patent costs charges that were deferred in prior periods.

Net Cash From Financing Activities.

During the first three months of 2012, we generated approximately $25,000 from our financing activities mainly as a result of a short term unsecured note borrowing. During the first three months of 2011, we generated net cash of approximately $3,049,000 from our financing activities; we received approximately $3,462,000 in net cash proceeds from the Private Placement that closed on January 25, 2011 partially offset by the payment of approximately $393,000 in shareholder notes and approximately $21,000 in net payments to a related party.

The Company will need to raise additional capital to continue operations and make payments on obligations that are and become due in 2012. The Company has undertaken a private placement of its common stock. Units consisting of one share of common stock and one five-year warrant with an exercise price of $1.00 will be sold at $0.60 per Unit. Proceeds will be used for working capital. Proceeds are estimated to be approximately $1,000,000. The Company’s Board of Directors authorized management to seek additional equity financing on a negotiated basis. The ability to complete these financings on acceptable terms will depend on a number of factors, including the general performance of the capital markets, the Company’s progress in the manufacture, distribution and sale of its products, and results on independent smoking cessation clinical trials. Failure to raise sufficient funds would significantly increase the risk that we would be unable to continue operations. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our plans to commercialize our products, our ability to continue as a going concern and our financial condition and results of operations. These equity financings will be dilutive to our existing shareholders’ respective ownership.

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

For the Convertible Notes issued December 16, 2011, we recorded the OID and the BCF related to these Convertible Notes as a debt discount and recorded the Convertible Notes net of the discount related to both the OID and the BCF. Debt discount is amortized to interest expense over the life of the debt. In the case of any conversion prior to the maturity date there will be an unamortized amount of debt discount that relates to such conversion. The prorata amount of unamortized discount at the time of conversion will charged to interest expense as accelerated amortization of the discount. The fair value of warrants issued at the time of conversion is recorded as a reduction of the any amount applied to the common stock issued in the conversion and to the extent that the fair value of warrants exceeds the carrying value of the debt a charge to interest expense results for such excess amount.

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

As a smaller reporting company, we are not required to present this information.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2011 exist in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither 22nd Century Group nor any of its subsidiaries are involved in any material legal proceeding.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011 filed on April 16, 2012

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Effective January 24, 2012, the Company entered into an Agreement with Foley & Lardner LLP (“Foley”) to resolve an outstanding debt of approximately Two Hundred Sixty Thousand Dollars ($260,000) (the “Outstanding Amount”).  Pursuant to the terms of the Agreement, (i) the Company paid Foley the sum of Fifty Thousand Dollars ($50,000) and (ii) the Company issued to Foley one million (1,000,000) shares of common stock of the Company (par value $0.00001 per share), with an approximate value to the parties of $381,000.  The 1,000,000 shares of the Company were valued at the average of the closing prices on the Over-The-Counter Bulletin Board (OTCBB) for a 10-day trading period.  The result of the Agreement is that the Company paid off its Outstanding Amount to Foley in full, with the Company having a credit with Foley for future legal services by Foley of up to One Hundred Seventy One Thousand Dollars ($171,000).

On January 25, 2012, the Company issued an aggregate of twenty-five thousand (25,000) shares of common stock, par value $0.00001 per share, of the Company pursuant to an Agreement between the Company and ProActive Capital Resources Group, LLC for investor relation services provided by Proactive.

Each of the sales were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

Item 4. Mine Safety Disclosures

None

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC

Date: May 15, 2012	By:/s/ Joseph Pandolfino
JOSEPH PANDOLFINO
Chief Executive Officer

Date: May 15, 2012	By:/s/ C. Anthony Rider
C. ANTHONY RIDER
Chief Financial Officer

