Form 10-Q
period 2012-09-30
22nd Century Group, Inc.
filed 2012-11-13
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of October 31, 2012, there were 31,598,979 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2012 with Comparative Figures at December 31, 2011

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash	$5,941	$252,249
Due from related party	23,969	15,491
Due from officers	-	7,714
Inventory	1,154,190	678,123
Prepaid expenses	26,342	17,675
Total current assets	1,210,442	971,252

Other assets:
Patent and trademark costs, net	1,366,184	1,387,104
Office furniture and fixtures, net	6,488	7,862
Deferred private placement costs	46,875	-
Deferred debt issuance costs, net	8,464	22,405
Total other assets	1,428,011	1,417,371

Total assets	$2,638,453	$2,388,623
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loans	$174,925	$174,925
Accounts payable	1,308,138	1,064,892
Accrued interest payable to related parties	3,719	21,502
Accrued expenses	554,412	545,578
Due to officers	50,206	-
Notes payable	623,000	425,000
Convertible notes, net of unamortized discount	1,551,054	641,886
Total current liabilities	4,265,454	2,873,783

Long term portion of notes payable	-	177,000
Convertible notes, net of unamortized discount	77,720	-
Warrant liability	653,933	550,000
Total liabilities	4,997,107	3,600,783

Commitments and contingencies (Note 10)	-	-

Shareholders' deficit
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
0 preferred shares	-	-
31,048,979 common shares (27,209,646 at December 31, 2011)	312	273
Capital in excess of par value	7,112,246	5,822,882
Accumulated deficit	(9,471,212)	(7,041,297)
Non-controlling interest - consolidated subsidiary	-	5,982
Total shareholders' deficit	(2,358,654)	(1,212,160)

Total liabilities and shareholders' deficit	$2,638,453	$2,388,623

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2012 and 2011

(unaudited)

	September 30, 2012	September 30, 2011

Revenue	$15,683	$529,370
Other income - therapeutic grant	-	80,000
Total revenue	15,683	609,370

Operating expenses:
Costs of goods sold	60,852	130,495
Research and development	155,318	711,996
General and administrative	370,240	451,087
Sales and marketing costs	11,363	37,106
Amortization and depreciation	50,458	44,630
	648,231	1,375,314

Operating loss	(632,548)	(765,944)

Other income (expense)
Warrant liability change - net	535,017	337,500
Interest expense and amortization of debt discount and expense:
Related parties	(55,793)	(9,401)
Other	(295,601)	(12,526)
	183,623	315,573

Net loss	(448,925)	(450,371)

Net income attributable to non-controlling interest	-	(14,711)

Net loss attributed to common shareholders	$(448,925)	$(465,082)

Loss per common share - basic and diluted	$(0.01)	$(0.02)

Common shares used in basic earnings per share calculation	31,048,979	27,209,646

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

	September 30, 2012	September 30, 2011

Revenue	$15,683	$801,636
Other income - therapeutic grant	-	223,540
Total revenue	15,683	1,025,176

Operating expenses:
Costs of goods sold	60,852	224,146
Research and development	484,316	1,509,050
General and administrative	1,732,162	1,381,480
Sales and marketing costs	46,045	267,810
Amortization and depreciation	146,374	132,432
	2,469,749	3,514,918

Operating loss	(2,454,066)	(2,489,742)

Other income (expense)
Warrant liability change - net	1,167,416	337,500
Interest expense and amortization of debt discount and expense:
Related parties	(194,074)	(28,177)
Other	(950,647)	(24,939)
	22,695	284,384

Net loss	(2,431,371)	(2,205,358)

Net loss (income) attributable to non-controlling interest	1,456	(13,004)

Net loss attributed to common shareholders	$(2,429,915)	$(2,218,362)

Loss per common share - basic and diluted	$(0.08)	$(0.08)

Common shares used in basic earnings per share calculation	29,477,387	26,263,743

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2012 and 2011

(unaudited)

	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(2,431,371)	$(2,205,358)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization and depreciation	146,374	132,432
Amortization of debt issuance costs	18,954	-
Amortization of debt discount	1,053,987	3,999
Interest due to debt conversion	31,350	-
Gain warrant liability - derivative	(1,167,416)	(337,500)
Equity based employee compensation expense	776,441	327,458
Equity based payments for outside services	116,940	-
(Increase) decrease in assets:
Accounts receivable	-	(86,682)
Grant receivable	-	223,540
Inventory	(476,067)	(524,734)
Prepaid expenses	162,579	129,294
Deposits	-	1,535
Increase (decrease) in liabilities:
Accounts payable	473,920	(65,811)
Accrued interest payable to related parties	(17,783)	(163,101)
Accrued expenses	8,842	314,722
Deferred revenue	-	(223,540)
Net cash used by operating activities	(1,303,248)	(2,473,746)
Cash flows from investing activities:
Acquisition of patents and trademarks	-	(570,641)
Acquisition of office furniture and fixtures	-	(9,106)
Net cash used by investing activities	-	(579,747)
Cash flows from financing activities:
Proceeds from issuance of notes	56,000	215,000
Payments on borrowings - notes payable	(35,000)	(458,275)
Net proceeds from January 25, 2011 private placement	-	3,293,888
Net proceeds from May 2012 private placement	786,500	-
Proceeds from issuance of convertible notes	210,000	-
Deferred private placement costs	(10,000)	-
Net payments to related party	(8,478)	(21,272)
Net advances from officers	57,920	28,217
Net cash provided by financing activities	1,056,942	3,057,558
Net (decrease) increase in cash	(246,308)	4,065
Cash - beginning of period	252,249	310
Cash - end of period	$5,941	$4,375
Cash paid during the period for interest	$13,529	$191,524
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable not related to operating activities:
Common stock issued as payment of accounts payable	$359,754	$-
Common stock issued as payment of deferred private placement costs	36,875	-
Payment of accounts payable for patent costs	-	500,000
Payment of accounts payable for deferred private placement costs	-	526,127
Accounts payable converted to promissory notes	-	587,000
	$396,629	$1,613,127
Common stock issued for prepaid services	$171,246	$-
Non controlling interest acquired for common stock	$4,526	$-
Deferred private placement costs charged to contributed capital	$-	$587,133
Notes payable converted to common shares	$120,750	$-
Conversion of shareholder note and accrued interest to common shares and warrants	$-	$614,070
Original issue discount on convertible debt	$12,600	$-
Beneficial conversion value upon issuance of convertible debt recoded as debt discount and an increase in capital in excess of par value	$63,600	$-
Issuance of warrants as derivative liability instruments upon conversion of note payable	$152,100	$-
Issuance of warrants as derivative liability instruments	$92,750	$3,061,750
Patent and trademark additions included in accounts payable	$124,080	$-
Deferred debt issuance costs included in accounts payable	$5,000	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

Nine Months Ended September 30, 2012

(unaudited)

	Common	Par value			Non-
	Shares	of Common	Contributed	Accumulated	controlling	Shareholders'
	Outstanding	Shares	Capital	Deficit	Interest	Deficit
Balance at December 31, 2011	27,209,646	$273	$5,822,882	$(7,041,297)	$5,982	$(1,212,160)

Stock based compensation under Equity Incentive Plan	700,000	7	690,968	-	-	690,975

Common stock issued as payment of services and accounts payable	1,267,500	13	534,815	-	-	534,828

Common stock issued upon exercise of Convertible Notes	161,000	2	(2)	-	-	-

Common stock issued in May 2012 private placement	1,710,833	17	(17)	-	(4,526)	(4,526)

Beneficial conversion feature of convertible debt	-	-	63,600	-	-	63,600

Net loss	-	-	-	(2,429,915)	(1,456)	(2,431,371)

Balance at September 30, 2012	31,048,979	$312	$7,112,246	$(9,471,212)	$-	$(2,358,654)

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2012

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

The results of operations for any interim period are not necessarily indicative of results for the full year. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.

Nature of Business - 22nd Century Ltd, 22nd Century Group’s wholly-owned subsidiary, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 105 issued patents in 78 countries plus an additional 38 pending patent applications. Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) and Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) smoking cessation product and (ii) premium cigarettes and potential modified risk tobacco products, respectively.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, its wholly owned subsidiary, 22nd Century Ltd, and 22nd Century Ltd’s wholly owned subsidiaries, Hercules Pharmaceuticals and Goodrich Tobacco. In May 2012, 22nd Century Ltd acquired from an employee the non-controlling membership units of Goodrich Tobacco that it did not own so that Goodrich Tobacco became a wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

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

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. The Company’s inventory consisted of the following categories:

	September 30,	December 31,
	2012	2011

Materials, mainly tobacco	$1,154,190	$678,123
Finished goods	-	-

Total	$1,154,190	$678,123

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent applications being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patent. The amounts capitalized relate to patents the Company owns or to which it has exclusive rights and its trademarks, and exclude approximately $1.8 million recovered from a former licensee as direct reimbursements of costs incurred. These capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s primary patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees, which are generally due on an annual basis, are expensed as incurred. Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $2,187,892 and $821,708, respectively, as of September 30, 2012 ($2,063,812 and $676,708, respectively, as of December 31, 2011). The estimated annual amortization expense for the next five years is approximately $203,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable.

The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the nine months ended September 30, 2012 or 2011.

Deferred Debt Issuance Costs - The Company incurred costs related to a private placement of convertible notes that closed on December 16, 2011 (“Convertible Notes”). These costs were recorded in the balance sheet as a deferred charge and are being amortized over the one-year term of the Convertible Notes. The unamortized balance at September 30, 2012 is $8,464 ($22,405 as of December 31, 2011), which is expected to be fully amortized in the fourth quarter of 2012. Amortization expense for the three and nine months ended September 30, 2012 amounted to $5,859 and $18,954, respectively.

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

In light of the Company’s history of cumulative losses management has determined that is it more likely than not that its net deferred tax asset will not be realized. Accordingly the Company established a valuation allowance to fully offset its net deferred tax asset as of September 30, 2012 and December 31, 2011.

The Company’s federal and state tax returns for the years ended December 31, 2010 to December 31, 2011, including the pre-Merger short period from January 1, 2011 through January 25, 2011, are currently open to audit under the statutes of limitations. There are no pending audits as of September 30, 2012.

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

Debt Discounts - Original issue discount (“OID”) is recorded equal to the difference between the cash proceeds, after allocation to warrants issued or issuable upon payment of the debt, and the face value of the debt when issued and amortized as interest expense during the term of the debt.

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

Other income - therapeutic grant - In 2010, 22nd Century Ltd received approval of a government grant as partial support for its clinical trial for the U.S. Food and Drug Administration (“FDA”). All costs associated with this grant were charged to research and development expense and the grant income was fully recognized in 2011. During the three and nine month periods ending September 30, 2011 $80,000 and $223,540, respectively, was recognized into income and included in other income on the statement of operations.

Revenue Recognition - The Company recognizes revenue at the point the product is shipped to a customer and title has transferred. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette federal excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM research cigarettes and exported cigarettes in which such taxes do not apply.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four development stages. These government research cigarettes are distributed under the Company’s mark SPECTRUM. The Company completed the four developmental stages and delivered approximately 9 million SPECTRUM research cigarettes during the year ended December 31, 2011 and recognized the related revenue ($529,370 and $801,636 in the three and nine month periods ending September 30, 2011, respectively). The Company has delivered an additional 2.7 million SPECTRUM research cigarettes in July 2012 and recognized the related revenue ($15,683 in the three and nine month periods ending September 30, 2012). Future revenue under this sub-contract arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred.

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

Fair Value of Financial Instruments- Financial instruments include cash, receivables, accounts payable, accrued expenses, notes payable, convertible notes payable and warrant liability.  Fair value for everything except for the warrant liability is assumed to approximate carrying values for these financial instruments, since they are short term in nature or they are receivable or payable on demand. The determination of the fair value of the warrant liability is disclosed in Note 9.

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

NOTE 2. - LIQUIDITY AND MANAGEMENT’S PLANS

Since 2006, 22nd Century Ltd has incurred substantial operating losses as it transitioned from being solely a licensor of its proprietary technology and tobaccos to commercializing its own tobacco products. At September 30, 2012, the Company had current assets of $1,210,442 and current liabilities of $4,265,454. Cash on hand at September 30, 2012 of $5,941 is insufficient to sustain operations and pay outstanding current liabilities as they become due. The Company has suspended clinical trials for X-22 in order to reduce expenditures and is seeking licensing agreements for its products with both domestic and international businesses. The Company’s Board of Directors authorized management to seek additional financing involving equity securities which will be dilutive to 22nd Century Group’s existing shareholders’ respective ownership percentages.

The Company continues to explore an alternative manufacturer while exploring distribution channels for its proprietary cigarettes, RED SUN and MAGIC, through its subsidiary, Goodrich Tobacco. Until certain benchmarks are achieved, the Company is currently not taking orders for these products for the U.S. market.

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

NOTE 4. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

Pursuant to the terms of an exclusive license agreement with NCSU, the Company owes NCSU approximately $865,000 as of September 30, 2012 for patent costs and license fees (as compared to $753,000 owed as of December 31, 2011). These amounts are included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they are past due. NCSU has the right to claim interest on the balance. Management periodically communicates its plans for commercialization of products using the technology licensed from NCSU and believes its relations with NCSU are sound. In order to facilitate the Company’s plans to raise capital and commercialize its products NCSU agreed, in a letter dated November 22, 2011, not to invoke its rights to terminate for non-payment or non-performance that it may have under the agreement until October 15, 2012. Currently, NCSU may have the right to terminate the exclusive license agreement, but can only do so with a 60-day prior written notice, including the opportunity to cure within this timeframe. As of September 30, 2012, patent costs associated with the exclusive license agreements that could potentially be terminated had a carrying value of approximately $700,000. Additionally, NCSU has not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

NOTE 5. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by a shareholder of the Company. This loan had a balance of $174,925 at September 30, 2012 and December 31, 2011. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at September 30, 2012 and December 31, 2011. The Company is current in meeting this interest payment obligation. The terms of the demand loan includes an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all the Company’s assets.

NOTE 6. - NOTES PAYABLE

Notes payable consisted of the following as of the dates set forth below:

	September 30,	December 31,
	2012	2011
Notes date September 15 and October 15, 2009	$-	$25,000
Convertible Note dated March 31, 2011	77,000	87,000
Note dated January 25, 2011	140,000	140,000
Note dated March 30, 2011	350,000	350,000
Note dated March 22, 2012 and April 13, 2012	50,000	-
Note dated June 20, 2012	6,000	-
	623,000	602,000
Less long term portion of notes payable	-	(177,000)
Notes Payable (shown in current liabilities)	$623,000	$425,000

Notes Dated September 15 and October 15, 2009 (unsecured) - On September 15, 2009 and October 15, 2009, the Company issued two notes payable to the same third party in the amounts of $15,000 and $10,000, respectively. The notes were fully paid in June 2012 together with accrued interest at 10% since issuance.

Note Dated January 25, 2011(unsecured) - On January 25, 2011, the Company issued a note for $140,000 to a shareholder as satisfaction of the balance due for principal and interest on matured notes that were not paid in cash or converted to common stock of 22nd Century Group and warrants to purchase shares of common stock of 22nd Century Group. The note bears interest at 12% and is due on July 1, 2013 together with accrued interest. As of September 30, 2012 and December 31, 2011, the outstanding principal amount of this note is $140,000.

Convertible Note Dated March 31, 2011(unsecured) - On March 31, 2011, the Company issued a note to a vendor in the original amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. In December 2011 the note was amended and the principal was reduced by a cash payment of $50,000 and $100,000 of the note was exchanged for $115,000 of a portion of the Convertible Notes issued December 16, 2011 so that the remaining principal balance under the note is $87,000 as of December 31, 2011. The note amendment also provided for principal payments together with accrued interest to be due as follows: $50,000 on May 1, 2012 and $37,000 on January 1, 2013, the maturity date. The Company made only $10,000 of the May 1, 2012 principal installment, leaving a remaining balance of $77,000 as of September 30, 2012, and the note is callable by the holder because of this payment default. The note is convertible into common stock of the Company at the option of the holder. The conversion rate will be determined at the time of conversion based on the average of the closing price of the Company’s common stock on the day of and day after the conversion date.

Note Dated March 30, 2011(unsecured) - On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest, which were due on July 1, 2012 have not been paid. As of September 30, 2012 and December 31, 2011, the outstanding principal on this note is $350,000.

Notes Dated March 22, 2012 and April 13, 2012(secured) - On March 22, 2012 and April 13, 2012, the Company issued two notes in the amount of $25,000 each. The notes bear interest at an annual rate of 15%. Principal and accrued interest were due on October 1, 2012 and have not been paid. As of September 30, 2012, the outstanding principal on these notes is $50,000. The notes are secured by all assets of the Company and its subsidiaries. An officer of the Company is the managing member of the lender.

Note Dated June 20, 2012 (unsecured) - On June 20, 2012, the Company issued a note in the amount of $6,000 to an officer of the Company. The note bears interest at an annual rate of 15%. Principal and accrued interest were due on October 1, 2012 and have not been paid. As of September 30, 2012, the outstanding principal on this note is $6,000.

NOTE 7. - CONVERTIBLE NOTES

ISSUED DECEMBER 16, 2011

The Company issued Convertible Notes on December 16, 2011 in a negotiated sale with 24 investors in the total face amount of $1,926,250. The Convertible Notes were sold for $1,675,000 - an original issue discount (OID) of $251,250. The Convertible Notes do not bear interest and the total face amount is due December 16, 2012. The Convertible Notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.75 per share at which time the holder shall also receive warrants equal to 120% of the number of shares of Company common stock into which such Convertible Notes have been then converted. The Company can also force the investors to decide whether to convert by sending a 15-day written notice in which each investor is forced to decide whether to convert or get repaid. Such warrants will have a term of five years and an exercise price of $1.50 per share of common stock. The Company will have the right to mandatorily require the conversion of the Convertible Notes in the event the Company engages in a subsequent financing transaction of at least $5,000,000 in shares of Company’s common stock with a sale price equal to or greater than $0.80 per share or debt securities which are convertible into shares of Company common stock with a conversion price equal to or greater than $0.80 per share of common stock. Also, in the event of a subsequent financing transaction of at least $5,000,000, the note holders have “piggyback’ registration rights of the common shares and warrants underlying the conversion of the Convertible Notes. The Convertible Notes contain “down round” provisions which provide for adjustments to the conversion price if the Company issues shares of common stock of 22nd Century Group at a price that is less than the exercise price. As a result of the May private placement the conversion price was reduced to $0.7417 and another minor adjustment will result from the August 2012 convertible notes issued. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. To the extent the Convertible Notes are converted, the warrants issued at conversion have a “down round provision” and will be classified as derivatives for accounting purposes, which (similarly to the January 25, 2011 Warrants) means they are reported as a liability and marked to market at each balance sheet date.

The Company’s common stock closed at $0.90 per share on December 16, 2011, which is greater than the portion of the conversion price under the Convertible Notes allocated to the underlying common shares. This difference is a beneficial conversion feature (BCF) which was valued at $1,062,759 at the issue date and recorded as debt discount and additional paid in capital. This BCF is being amortized over the one year life of the Convertible Notes.  During the three and nine month period ended September 30, 2012, $308,011 and $1,029,917, respectively, of the debt discount was amortized and recorded as interest expense related to the OID and BCF discounts, leaving $254,446 of unamortized debt discount as of September 30, 2012 ($1,284,363 as of December 31, 2011).

Three of the Company’s officers at the time of issuance acquired a portion of the Convertible Notes - with a face value of $368,000 for cash of $105,000 and conversion of $215,000 short term unsecured 12% notes issued by the Company earlier in 2011.

During the nine month period ended September 30, 2012 notes with a face amount of $120,750 (carrying value at time of conversion of approximately $68,000, net of unamortized discount) were converted into 161,000 shares of common stock and warrants to purchase 193,200 shares of common stock. As a result of the conversion, the unamortized portion of the debt discount amounting to approximately $66,000 was immediately charged to interest and a derivative warrant liability valued at approximately $152,000 was recorded.  The difference in the warrant value and debt relieved amounting to approximately $31,000 was also charged to interest expense. Included in note conversions during the nine months ended September 30, 2012 were a note converted by an officer with a face amount of $86,250 converted into 115,000 shares of common stock and warrants to purchase 138,000 shares of common stock.

ISSUED AUGUST 9, 2012

The Company issued Convertible Notes on August 9, 2012 in a negotiated sale with 4 investors in the total face amount of $222,600. The Convertible Notes were sold for $210,000 - an original issue discount (OID) of $12,600. The Convertible Notes do not bear interest and the total face amount is due August 9, 2013 together with warrants equal to 50% of the number of shares of Company common stock into which such Convertible Notes could have been converted. These warrants were valued at $92,750 and represent additional debt discount and warrant liability. The Convertible Notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.60 per share at which time the holder shall also receive warrants equal to 100% of the number of shares of Company common stock into which such Convertible Notes have been then converted. Additional warrants required as a result of conversion will be valued and recorded as a warrant liability at that time and will reduce the equity recorded as a result of the conversion. In the event the warrant value exceeds the amount of equity, an immediate charge to other expense will be recorded. The Company can also force the investors to decide whether to convert by sending a 15-day written notice in which each investor is forced to decide whether to convert or get paid off. The warrants issued upon conversion or maturity will have a term of five years and an exercise price of $1.00 per share of common stock. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. The warrants to be issued at conversion or maturity have a “down round provision” and will be classified as derivatives for accounting purposes, which (similarly to previously issued Warrants) means they are reported as a liability and marked to market at each balance sheet date. (See Note 9)

The Company’s common stock closed at $0.45 per share on August 9, 2012, which is greater than the portion of the conversion price under the Convertible Notes allocated to the underlying common shares. This difference is a beneficial conversion feature (BCF) which was valued at $63,600 at the issue date and recorded as debt discount and additional paid in capital. This BCF is being amortized over the one year life of the Convertible Notes.

During the three and nine month period ended September 30, 2012, $24,070 of debt discount was amortized and recorded as interest expense related to the OID, warrant and BCF discounts, leaving $144,880 of unamortized debt discount as of September 30, 2012.

The following table summarizes convertible notes and related discount.

	September 30,	December 31,
	2012	2011

Face value of Convertible Notes payable through maturity	$2,028,100	$1,926,250
Less unamortized original issue discount	(138,993)	(245,582)
Less unamortized discount related to BCF	(260,333)	(1,038,782)
Convertible Notes, net of unamortized debt discount	$1,628,774	$641,886

Carrying value of December 16, 2011 notes	$1,551,054	$641,886
Carrying value of August 9, 2012 notes	$77,720	$-

NOTE 8. - DUE FROM OR TO RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the CEO. AC shares office space and employee services with the Company. During the year ended December 31, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500; other activity during the nine months ended September 30, 2012 and the year ended December 31, 2011 consisted mainly of repayments and advances. The net amount due from AC amounted to $23,969 as of September 30, 2012 ($15,491 as of December 31, 2011). No interest has been accrued or paid on the amount due from or to AC and there are no repayment terms.

As of September 30, 2012, the Company has a liability to certain officers in the amount of $50,206 related to amounts they have paid on the Company’s behalf. These amounts do not bear interest and have no stated repayment terms.

NOTE 9. - WARRANTS FOR COMMON STOCK

In connection with the January 25, 2011 Private Placement and Merger, the Company issued five year warrants (“January 25, 2011 Warrants”) to purchase shares of common stock of 22nd Century Group. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date.  As a result of partial conversion of the Convertible Notes and the May 2012 private placement, the “down round provision” of the January 25, 2011 Warrants was triggered and the adjusted warrants now outstanding are: 5,319,150 with an exercise price of $2.82 per share and 3,777,905 with an exercise price of $1.45 per share. The original amount of the warrant liability related to the 5,016,722 warrants was $1,550,000 and was recorded as a reduction of equity on January 25, 2011; the original amount of the warrant liability related to the 3,651,978 warrants is $1,511,750, and, because it was recorded as a liability, the portion of proceeds from the Private Placement that was recorded as contributed capital was reduced accordingly. As of September 30, 2012 there are 3,777,905 with an exercise price of $1.45 per share and 5,319,150 with an exercise price of $2.82 per share outstanding.

As a result of the May 2012 Private Placement, 193,200 warrants issued upon partial conversion of the Convertible Notes now amount to 199,862 five year warrants with an exercise price of $1.45 per share as a result of the “down round provisions”. All 199,862 of these warrants are outstanding as of September 30, 2012. As a result of the August 2012 convertible notes, another minor adjustment to those warrants will be required.

All 1,710,833 warrants to purchase common stock issued in the May 2012 private placement ($1.00 per share five year term) are outstanding as of September 30, 2012. As a result of the August 2012 convertible notes issued, the exercise price of those warrants was reduced accordingly.

The convertible notes issued in August 2012 require the Company to issue at least 185,500 warrants ($1.00 per share five year term) and resulted in a derivative liability upon issuance of the notes of approximately $92,750.

The Company estimates the value of warrant liability at upon issuance of the warrants and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrants and other securities in the Company’s capital structure. Volatility was estimated based on historical observed equity volatilities and implied (forward) or expected volatilities for a sample group of guideline companies and consideration of recent market trends. The following table is a roll-forward of the warrant liability:

Fair value of warrant liability upon issuance - January 25, 2011	$3,061,750
Gain as a result of change in fair value	(2,511,750)
Fair value at December 31, 2011	550,000
Fair value of warrant liability upon partial conversion of
December 16, 2011 Notes	152,100
Fair value of warrant liability upon issuance – May 15, 2012	1,841,000
Fair value of warrant liability related to minimum warrants issuable upon maturity of August 9, 2012 convertible notes	92,750
Gain as a result of change in fair value	(1,981,917)
Fair value at September 30, 2012	$653,933

The aggregate net gain on warrant liabilities for the three and nine month periods ended September 30, 2012 amounted to $535,017 and $1,981,917 and are included in other income and expense as “warrant liability-net” in the accompanying consolidated statement of operations. The amount for the nine month period ended September 30, 2012 has been offset by a charge to other expense as a result of warrant liabilities issued in connection with the May private placement (See Note 3) in excess of the proceeds raised in the amount of $814,500.

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

The following table summarizes the warrant activity since December 31, 2010:

Number of Warrants

Warrants outstanding at December 31, 2010	-
January 25, 2011 Warrants issued	8,668,701
Warrants exercised during 2011	-
Warrants outstanding at December 31, 2011	8,668,701
Warrants issued	1,904,033
Additional warrants due to anti-dilution provisions	435,020
Warrants exercised during 2012	-
Warrants outstanding and exercisable at September 30, 2012	11,007,754

NOTE 10. - COMMITMENTS

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for each of the calendar years 2012 and 2013 is $75,000, and in 2014 the annual minimum royalty increases to $200,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. These minimum royalty payments are due each February following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the nine month period ended September 30, 2012, the costs incurred related to patent costs and patent maintenance amounted to $55,853 ($93,343 during the year ended December 31, 2011).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $65,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patent.

The Company entered into a three year lease for approximately 3,800 square feet of office space in Clarence, NY, which commenced September 1, 2011. Scheduled rent remaining as of September 30, 2012 is as follows:

2012	$8,750
2013	$37,833
2014	$28,000

NOTE 11. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended September 30, 2012 and 2011:

	September 30,	September 30,
	2012	2011

Net loss attributed to common shareholders	$(448,925)	$(465,082)

Denominator for basic earnings per share-weighted average shares outstanding	31,048,979	27,209,646

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	31,048,979	27,209,646

Income (loss) per common share - basic	$(0.01)	$(0.02)

Income (loss) per common share- diluted	$(0.01)	$(0.02)

The following table sets forth the computation of basic and diluted earnings per common share for the nine month periods ended September 30, 2012 and 2011:

	September 30,	September 30,
	2012	2011

Net loss attributed to common shareholders	$(2,429,915)	$(2,218,362)

Denominator for basic earnings per share-weighted average shares outstanding	29,477,387	26,263,743

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	29,477,387	26,263,743

Loss per common share - basic	$(0.08)	$(0.08)

Loss per common share- diluted	$(0.08)	$(0.08)

Securities outstanding that were excluded from the computation of earnings per share for the nine month periods because they would have been anti-dilutive are as follows:

	September 30,	September 30,
	2012	2011

Warrants	11,007,754	8,651,978
Convertible Debt Issued December 16, 2011 (number of shares including related warrants upon conversion of 2,888,800)	5,296,133	-
Convertible Debt Issued August 9, 2012 (number of shares including related warrants upon conversion of 371,000)	742,000	-
Restricted Stock	550,000	700,000
Convertible Note	290,566	-
Options	450,000	35,000
	18,336,453	9,386,978

NOTE 12. - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP has a term of ten years and is administered by our Board of Directors (“Board”) or a committee to be established by our Board (the “Administrator”), to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the EIP. On June 30, 2011, the Company filed a Form S-8 registration statement with the SEC to register all of the shares of common stock of 22nd Century Group that it may issue under the EIP

For the three and nine months ended September 30, 2012, the Company recorded compensation expense related to awards under the EIP of $31,241 and $690,975, respectively ($48,979 and $327,458 for the three and nine months ended September 30, 2011, respectively), which included the award of 550,000 restricted shares that vested immediately and were valued at the closing price on the award date.

As of September 30, 2012, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to $131,563, which is expected to be substantially recognized during 2013. No expense was recorded for restricted stock grants with milestone vesting not considered probable, which had a fair value at grant date of $51,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. No options were issued during the three months ended September 30, 2012.

A summary of all stock option activity since December 31, 2011 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	35,000	$1.20
Granted in 2012	415,000	$0.69
Outstanding at September 30, 2012	450,000	$0.73	9.54 years	$-

Exercisable at September 30, 2012	380,000	$0.74	9.72 years	$-

NOTE 13. – SUBSEQUENT EVENT

Subsequent to September 30, 2012, the Company raised approximately $750,000 in a private placement offering.  Each unit in the offering was sold for $0.25 and consisted of one share of common stock and one-half of a warrant to purchase common stock.  Each full warrant issued has an exercise price of $1.00 per share, a five year term and a “down round provision” so the warrants will be classified as derivatives for accounting purposes, which means they are reported as a liability and marked to market at each balance sheet date.  This private placement will constitute a “down round” for purposes of certain previously issued warrants and convertible notes and will result in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities.

  Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to raise capital or enter into a licensing transaction in order to continue as a going concern; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA and foreign regulatory approval for our X-22 smoking cessation product and our potential modified risk cigarettes; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

22nd Century Ltd, our wholly-owned subsidiary, is a plant biotechnology company and we believe the global leader in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. We own or exclusively control 105 issued patents in 78 countries plus an additional 38 pending patent applications. Hercules Pharmaceuticals, LLC and Goodrich Tobacco Company, LLC are subsidiaries of 22nd Century Ltd and are business units for our (i) smoking cessation product and (ii) premium cigarettes and potential modified risk tobacco products, respectively. We believe that our proprietary technology will enable us to capture a significant share of the global market for approved smoking cessation aids and the emerging market for modified risk tobacco products. The Company is primarily involved in the following activities:

•	The development of its botanical smoking cessation aid, X-22;
•	The development of its modified risk tobacco products;
•	The pursuit of necessary regulatory approvals and clearances at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as modified risk tobacco products in the U.S.;
•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes in traditional tobacco market channels in the U.S. and for export through Goodrich Tobacco;
•	The international licensing of 22nd Century Ltd’s trademarks, brands, proprietary tobaccos, and technology; and
•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”).

We have operated at a loss since 2006 when we increased our research and development expenditures. We realized revenue from our research cigarette program of $15,683 in the first nine months of 2012, $788,601 in the year ended December 31, 2011 and $49,784 in 2010. We are in the process of transitioning from solely developing proprietary technology and tobacco to developing and commercializing our own products.

Our prospects depend on our ability to generate and sustain revenues from sales and/or licensing of our RED SUN and MAGIC cigarettes, our X-22 smoking cessation aid, our potential modified risk tobacco products such as BRAND A and BRAND B and our proprietary tobacco and technology. Our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval and our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk. If these products are approved and authorized by the FDA, we must still meet the challenges of successful marketing and distribution and consumer acceptance.

The Company expects to file applications in 2013 with the FDA for two types of modified risk cigarettes in accordance with the FDA’s issued Modified Risk Tobacco Product Applications Draft Guidance released on March 30, 2012. This provides the framework for applicants to submit data for modified risk product candidates. Goodrich Tobacco Company, 22nd Century’s subsidiary, has developed two types of potential modified risk tobacco cigarettes. The first proprietary cigarette, referred to as BRAND A, is a very low nicotine (VLN) cigarette containing approximately 95 percent less nicotine than the leading U.S. cigarette brands. 22nd Century’s recent Phase II-B clinical trial and studies by independent researchers have demonstrated that smoke exposure (and cigarettes per day) is significantly reduced with VLN cigarettes. The second proprietary cigarette, referred to as BRAND B, is a low-tar cigarette with a relatively high nicotine content, effectively the world’s lowest tar-to-nicotine ratio cigarette. Unlike low-tar/low-nicotine brands currently on the market (previously labeled “light” or “ultra- light” before these descriptors were banned in the U.S. by the Tobacco Control Act in 2010), the nicotine yield of BRAND B is not reduced. Studies have demonstrated that compensatory smoking (e.g., more and/or larger puffs per cigarette) of low-tar research cigarettes, similar to BRAND B, is greatly curtailed.

Our Investigational New Drug Application for X-22, a kit of very low nicotine (VLN) cigarettes, was cleared by the FDA in July 2011. Our X-22 Phase II-B clinical trial was completed in the first quarter of 2012 and did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. In evaluating the results of this trial, we believe we may have gone too far in reducing the nicotine content of X-22, which was less than half the nicotine content of VLN cigarettes used in various independent clinical trials that were successful. We continue to believe that VLN cigarettes are effective as a smoking cessation aid. However, we have suspended sponsoring further X-22 clinical trials pending the results of two independent smoking-cessation Phase II trials utilizing a different version of our VLN cigarette with a nicotine content similar to those used in previous successful smoking-cessation trials, and higher than the those used in our own sponsored Phase II-B trial. Both of these trials have concluded and will be compared to our Phase II-B trial to determine which variables optimize cessation. At that time we may resume our own sponsored X-22 clinical trials.

The National Institute on Drug Abuse (“NIDA”), a component of the National Institutes of Health (“NIH”), provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. In 2009, NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We have agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply modified nicotine cigarettes to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. These government research cigarettes are distributed under the Company’s mark SPECTRUM. The Company has delivered approximately 9 million SPECTRUM research cigarettes during the year ended December 31, 2011 and has delivered an additional 2.7 million SPECTRUM research cigarettes in July 2012.

In March 2011, our subsidiary, Goodrich Tobacco introduced two of our products, RED SUN and MAGIC cigarettes, into the U.S. market. Goodrich Tobacco intends to focus marketing efforts on tobacconists, smoke shops and tobacco outlets. We are currently in discussions with participating manufacturers of the “Master Settlement Agreement,” a settlement between the states and the tobacco industry, to have the production RED SUN and MAGIC transferred to such a manufacturer, however we have not entered into any definitive arrangement and do not expect any such arrangement to materialize, if at all, until the first quarter 2013.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 provides additional information about our business, operations and financial condition.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue.   We realized revenue of $15,683 in the three months ended September 30, 2012 as compared to revenue of $529,370 in the three months ended September 30, 2011. The 2011 period reflected the completion of the initial phases and stocking order for research cigarettes under our subcontract agreement with RTI and the 2012 period reflected a modest subsequent order.

Other income. In the three months ended September 30, 2011, we recognized other income of $80,000 from a therapeutic grant award we received in the fourth quarter of 2010. The revenue from this grant was completely recognized in 2011.

Costs of goods sold.  In the three months ended September 30, 2012, costs of goods sold was $60,852 which exceeded revenue by 288% because we provided RTI with cigarettes without charge. In the three months ended September 30, 2011, costs of goods sold was $130,495 or 25% of revenue.

Research and development expense.  Research and development (R&D) expense was $155,318 in the three months ended September 30, 2012, a decrease of $556,678, or 78%, from $711,996 in the three months ended September 30, 2011. This decrease was a result of suspending, early in the first quarter of 2012, FDA activities related to X-22. In the third quarter of 2011 we initiated our Phase II-B clinical trial for X-22.

General and administrative expense.   General and administrative expense was $370,240 in the three months ended September 30, 2012, a decrease of $80,847, or 18%, from $451,087 in three months ended September 30, 2011. The decrease was mainly due to reduced compensation costs and professional fees

Sales and marketing costs.  Sales and marketing costs were $11,363 in the three months ended September 30, 2012, a decrease of $25,743, or 69%, from $37,106 in three months ended September 30, 2011. The costs in 2011 related to the domestic market introduction of RED SUN and MAGIC and included expenses related to product testing, product and packaging design, product branding, trade samples, trade shows and marketing. Early in 2012 we suspended our marketing activity of these brands in the U.S. in order to focus on reaching agreement to have these products produced by a participating manufacturer of the “Master Settlement Agreement. As a result sales and marketing costs in 2012 are reduced.

Amortization and depreciation expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 13% in the three months ended September 30, 2012 to $50,458, up from $44,630 in the three months ended September 30, 2011. This increase of $5,828 is mainly due to additional investment in patents and trademarks.

Warrant liability change – net. The gain in the third quarter of 2012 of $535,017 compares to a gain of $337,500 in the third quarter of 2011, an increase of $197,517. The gain in both periods resulted from the decrease in the estimated fair value of warrants outstanding during the respective period.

Interest expense and amortization of debt discount and expense.  Interest expense and amortization of debt discount and debt issuance costs increased in the three months ended September 30, 2012 to $351,394 from $21,927 in the three months ended September 30, 2011. This increase of $329,467 or 1,503% was a result of the amortization of debt discount and debt issuance costs related to Convertible Notes.

Net loss.  We had a net loss of $448,925 in the three months ended September 30, 2012 as compared to a net loss of $450,371 in the three months ended September 30, 2011. This decrease of $1,446 was a result of the net decrease in operating expenses of $727,083 (mostly research and development) and the $197,517 increase in the gain related to the warrant liability offset by decreased revenue and other income of $593,687 and the increase in amortization of debt discount and expense of $329,467.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue.  We realized revenue of $15,683 in the nine months ended September 30, 2012 as compared to revenue of $801,636 in the nine months ended September 30, 2011. The 2011 period reflected the initial phases and stocking order for research cigarette under our subcontract agreement with RTI and the 2012 period reflected a modest subsequent order.

Other income. In the nine months ended September 30, 2011, we recognized other income of $223,540 from a therapeutic grant award we received in fourth quarter of 2010. The revenue from this grant was completely recognized in 2011.

Costs of goods sold.  In the nine months ended September 30, 2012, costs of goods sold was $60,852 which exceeded revenue by 288% since we provided RTI with SPECTRUM research cigarettes without charge. In the nine months ended September 30, 2011, costs of goods sold was $224,146 or 28% of revenue.

Research and development expense.  Research and development (R&D) expense was $484,316 in the nine months ended September 30, 2012, a decrease of $1,024,734, or 68%, from $1,509,050 in the nine months ended September 30, 2011. This decrease was a result of suspending, early in the first quarter of 2012, FDA activities related to X-22. In the first nine months of 2011 we executed the planning and initial stages of our Phase II-B clinical trial and filed our IND with the FDA for X-22.

General and administrative expense.   General and administrative expense was $1,732,162 in the nine months ended September 30, 2012, an increase of $350,682, or 25%, from $1,381,480 in nine months ended September 30, 2011. The increase was mainly due to the $354,908 increase in equity based compensation costs which were $631,366 in the first nine months of 2012 as compared to $276,458 in the first nine months of 2011. This increase was partially offset by a reduction in professional fees.

Sales and marketing costs.  Sales and marketing costs were $46,045 in the nine months ended September 30, 2012, a decrease of $221,765, or 83%, from $267,810 in nine months ended September 30, 2011. The costs in 2011 related to the domestic market introduction of RED SUN and MAGIC and included expenses related to product testing, product and packaging design, product branding, trade samples, trade shows and advertising. Early in 2012, we suspended our domestic sales and marketing activity of these brands in order to focus on reaching an agreement to have these products produced by a participating manufacturer of the “Master Settlement Agreement,” a settlement between the states and the tobacco industry. As a result, sales and marketing costs in 2012 are reduced.

Amortization and depreciation expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 10.5% in the nine months ended September 30, 2012 to $146,374, up from $132,432 in the nine months ended September 30, 2011. This increase of $13,942 is mainly due to additional investment in patents and trademarks.

Warrant liability change – net. In connection with the May 2012 private placement, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants the value was estimated to be $1,841,000, which exceeded the total consideration received in the offering by $814,500 resulting in an immediate charge to expense for this amount. This charge offset the gain of $1,981,916 resulting from the decrease in the estimated fair value of these warrants and other previously issued warrants during the nine month period ending September 30, 2012 so that the net gain for this period was $1,167,416. The market adjustment recorded in the nine month period ended September 30, 2011 was $337,500.

Interest expense and amortization of debt discount and expense.  Interest expense and amortization of debt discount and debt issuance costs increased in the nine months ended September 30, 2012 to $1,144,721 from $53,116 in the nine months ended September 30, 2011. This increase of $1,091,605 or 2,055% was a result of the amortization of debt discount and debt issuance costs related to Convertible Notes issued on December 16, 2011 and August 9, 2012, which also includes charges to write off unamortized debt discounts and the value of warrants in excess of the note payable converted, totaling approximately $97,000 related to the partial conversions of the December 16, 2011 Convertible Notes.

Net loss.  We had a net loss of $2,431,371 in the nine months ended September 30, 2012 as compared to a net loss of $2,205,358 in the nine months ended September 30, 2011. This increase of $226,013 was a result of the substantial reduction in revenue and other income and the $1,091,605 increase in amortization of debt discount and expense, partially offset by the $1,167,416 warrant liability gain and the net decrease in operating expenses mainly due to the sharp reduction in research and development expense.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

As of September 30, 2012, we had negative working capital of approximately $3.1 million compared to negative working capital of approximately $1.9 million at December 31, 2011. The $1.2 million increase in our negative working capital position was mainly a result of the disbursement of nearly all our cash during the period including the proceeds of the May 2012 private placement and the August 9, 2012 convertible notes mainly to fund operations and acquire inventory.

Cash demands on operations

Since January 1, 2010 we operated at a loss and operating activities consumed more than $5.7 million in cash. Cash on hand at September 30, 2012 of $5,941 is insufficient to fund operations and meet our obligations as they come due.

We will need to raise funds through the issuance of debt or equity securities during the next twelve months in order to continue operations. Failure to raise sufficient funds would significantly increase the risk that we would be unable to continue operations. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our plans to commercialize our products, our ability to continue as a going concern and our financial condition and results of operations. Additional equity financing will be dilutive to shareholders of our common stock. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary in certain countries to relinquish some rights to our technologies or our potential products or grant licenses on terms that are not favorable to us.

Net Cash used in Operating Activities.

In the first nine months of 2012, $1,303,248 of cash was used in operating activities compared to $2,473,746 of cash used in operating activities in the first nine months of 2011. This reduction in use of cash in operations of $1,170,498 was partially due to the reduction in the cash portion of the net loss in the first nine months 2012 as compared to the first nine months of 2011 of approximately $624,000. The balance of the decrease in use of cash in operations was a result of approximately $546,000 million less cash used for working capital components related to operations.

Net Cash used in Investing Activities.

In the first nine months of 2012, we did not use any cash related to third party costs incurred for patents and trademarks as compared to $570,641 used in the first nine months of 2011. This decrease was mainly attributable to our payment in the first quarter of 2011 of approximately $500,000 towards outstanding patent costs charges that were deferred in prior periods.

Net Cash From Financing Activities.

During the first nine months of 2012, we generated approximately $1,057,000 from our financing activities mainly as a result of the $786,500 proceeds from the May 2012 private placement, the $210,000 proceeds from the August 9, 2012 convertible notes, $58,000 in advances from officers and $56,000 in proceeds from the issuance of short term secured notes partially offset by payments on borrowings of $35,000, deferred private placement costs of $10,000 and net advances to a related party of approximately $8,000. During the first nine months of 2011, we generated net cash of approximately $3,058,000 from our financing activities; we received approximately $3,294,000 in net cash proceeds from the Private Placement that closed on January 25, 2011 partially offset by the payment of approximately $458,000 in shareholder notes and approximately $21,000 in net advances to officers and a related party.

The Company will need to raise additional capital to continue operations and make payments on obligations that are and become due in 2012 and 2013. The Company’s Board of Directors authorized management to seek additional equity financing on a negotiated basis. The ability to complete additional equity financings on acceptable terms will depend on a number of factors, including the general performance of the capital markets, the Company’s progress in the manufacture, distribution and sale of its products, and results on independent smoking cessation clinical trials. Failure to raise sufficient funds would significantly increase the risk that we would be unable to continue operations. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our plans to commercialize our products, our ability to continue as a going concern and our financial condition and results of operations. These equity financings will be dilutive to our existing shareholders’ respective ownership.

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

For the Convertible Notes issued December 16, 2011, we recorded the OID and the BCF related to these Convertible Notes as a debt discount and recorded the Convertible Notes net of the discount related to both the OID and the BCF. For the Convertible Notes issued August 9, 2012, we recorded the OID and the warrant liability related to these Convertible Notes as a debt discount and recorded the Convertible Notes net of the discount related to both the OID and the warrant liability debt discount is amortized to interest expense over the life of the debt. In the case of any conversion prior to the maturity date there will be an unamortized amount of debt discount that relates to such conversion. The prorata amount of unamortized discount at the time of conversion will charged to interest expense as accelerated amortization of the discount. The fair value of warrants issued at the time of conversion is recorded as a reduction of the amount applied to the common stock issued in the conversion and to the extent that the fair value of warrants exceeds the carrying value of the debt a charge to interest expense results for such excess amount.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Neither 22nd Century Group nor any of its subsidiaries are involved in any material legal proceeding.

Item 1A.  Risk Factors

Our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2011 filed on April 16, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 9, 2012, the Company completed a private placement of $222,600 of convertible notes, which were sold at a 6% discount. The Company received proceeds of $210,000. The face amount of the notes may be converted into common stock at the rate of $0.60 per share at the option of the note holder. In the event a holder of the convertible notes elects to convert the note into shares of common stock, then the holder shall receive warrants equal to one-hundred percent of the number of shares of common stock into which the notes were convertible into. However, in the event the Company prepays the convertible notes or pays the convertible notes at maturity, then the holder shall receive warrants equal to fifty percent of the number of shares of common stock into which the notes were convertible into. The warrants have a five-year term and a $1.00 per share exercise price.

Each of the sales were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC

Date: November 13, 2012	By:/s/ Joseph Pandolfino
Joseph Pandolfino
Chief Executive Officer

Date: November 13, 2012	By:/s/ Henry Sicignano III
Henry Sicignano III
President and Chief Financial Officer

