Form 10-K
period 2012-12-31
22nd Century Group, Inc.
filed 2013-03-18
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock (excluding the 18,206,550 shares held by affiliates), based upon the $0.35 price at which such common stock was last sold on June 29, 2012, was approximately $4.7 million.

As of March 7, 2013, there were 38,259,362 shares of Common Stock outstanding.

22nd Century Group, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to raise capital or enter into a licensing transaction in order to continue as a going concern;
•	Our ability to achieve profitability;
•	Our ability to manage our growth effectively;
•	Our ability to obtain U.S. Food and Drug Administration (“FDA”) and foreign regulatory approval for our X-22 smoking cessation product and our Modified Risk Cigarettes;
•	Our ability to gain market acceptance for our products;
•	Our ability to compete with competitors that may have greater resources than us;
•	The potential for our competitors to develop products that are less expensive, safer or more effective than ours;
•	Our ability to comply with existing and new government regulations;
•	Our ability to retain key personnel;
•	The potential exposure to product liability claims, product recalls and other claims;
•	The potential for our clinical trials to produce negative or inconclusive results;
•	Our ability to adequately protect our intellectual property and to avoid infringement on rights of third parties; and
•	Our ability to maintain our rights to our intellectual property licenses.

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

Background

22nd Century Group, Inc. was incorporated under the laws of the State of Nevada on September 12, 2005 under the name Touchstone Mining Limited. On January 25, 2011, we entered into a reverse merger transaction with 22nd Century Limited, LLC, which we refer to herein as the Merger. Upon the closing of the Merger, 22nd Century Limited, LLC became our wholly-owned subsidiary. We changed our name to 22nd Century Group, Inc. on November 23, 2010 in anticipation of the Merger with 22nd Century Limited, LLC. After the Merger, we succeeded to the business of 22nd Century Limited, LLC as our sole line of business.

22nd Century Limited, LLC was originally formed as a New York limited liability company on February 20, 1998 as 21st Century Limited, LLC and subsequently merged with a newly-formed Delaware limited liability company, 22nd Century Limited, LLC, on November 29, 1999. Since inception, 22nd Century Limited, LLC has used biotechnology to regulate the nicotine content in tobacco plants.

Overview

22nd Century Limited, LLC (“22nd Century Ltd”), our wholly-owned subsidiary, is a plant biotechnology company focused on tobacco harm reduction and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. The Company exclusively controls 107 issued patents and exclusively controls an additional 39 patent applications; of these, we own 12 issued patents plus 22 patent applications and we license on an exclusive basis, 95 issued patents and 17 patent applications. Hercules Pharmaceuticals LLC (“Hercules Pharmaceuticals”) and Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) are wholly-owned subsidiaries of 22nd Century Ltd. Hercules Pharmaceuticals is focused on X-22, a prescription smoking cessation aid currently in development. Goodrich Tobacco is focused on commercial tobacco products and potential modified risk cigarettes.

The Company is primarily involved in the following activities:

•	The international licensing of 22nd Century Ltd’s technology, proprietary tobaccos, trademarks and brands;
•	The development of its X-22 prescription smoking cessation aid in development;
•	The development of its modified risk tobacco products;
•	The pursuit of necessary regulatory approvals and clearances at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as Modified Risk Cigarettes in the U.S.;
•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes; and
•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”).

Licensing

The Company has been in discussions with various parties in the tobacco and pharmaceutical industries for licensing its technology and products since the first quarter of 2012. Management is exploring licensing arrangements on a country-by-country basis in the U.S., Europe and Asia. The Company expects to close at least one licensing agreement for its technology and products before the end of the third quarter of 2013.

X-22

The X-22 therapy protocol utilized in the Company’s sponsored Phase II-B clinical trial calls for the patient to smoke our very low nicotine (“VLN”) cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe this therapy protocol has been successful in independent clinical trials because VLN cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and because patients are simply switching to VLN cigarettes for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects. Our Investigational New Drug Application for X-22, a kit of VLN cigarettes, was cleared by the FDA in July 2011. Our X-22 Phase II-B clinical trial was completed in the first quarter of 2012 and did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. However, the median number of X-22 cigarettes smoked during the trial was significantly reduced compared to patients’ baseline of usual brand of cigarettes. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases quit rates.

In contrast to the results of the Company’s Phase II-B trial results, independent studies have demonstrated that VLN cigarettes, whether used alone or in conjunction with nicotine replacement therapy (NRT), increase quitting rates. Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products, we believe that if additional clinical trials demonstrate increased smoking cessation rates, X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. We are currently in the process of identifying potential joint venture partners to fund the remaining X-22 clinical trials. There is no guarantee that we will (i) obtain the funds necessary to complete additional clinical trials, (ii) identify potential joint venture partners to fund the remaining X-22 clinical trials, (iii) obtain FDA approval, or (iv) capture significant share of the smoking cessation market upon FDA approval.

We continue to believe that our VLN cigarettes are effective as a smoking cessation aid. However, we have suspended sponsoring further X-22 clinical trials pending a complete analysis of results of two independent smoking-cessation trials that were completed in 2012 (ClinicalTrials.gov Identifiers NCT01050569 and NCT01250301), which utilized a different version of our VLN cigarette with a nicotine content similar to those used in previous successful smoking-cessation trials and higher than that used in our own sponsored Phase II-B trial. A portion of the results of these two trials has been disclosed at the annual meeting of the Society for Research on Nicotine and Tobacco (“SRNT”) held in Boston on March 13 to 16, 2013.

Regarding the NCT01050569 clinical trial, results only in terms of gender differences in abstinence rates were disclosed at the SRNT annual meeting. Dorothy Hatsukami, PhD, was principal investigator of the study. Within the female population at the end of treatment (week 12), the group assigned our VLN cigarette had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned a 21mg nicotine patch. Within the male population at the end of treatment (week 12), the group assigned a 21mg nicotine patch had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned our VLN cigarette.

Regarding the NCT01250301 clinical trial, certain results were disclosed in a presentation at the SRNT annual meeting given by Hayden McRobbie, Ph.D. of Queen Mary University of London, Wolfson Institute of Preventative Medicine, who was the principal investigator of the study. Pfizer Inc. was also a collaborator of the study. This clinical trial evaluated whether the use of our VLN cigarette in combination with Chantix® or in combination with nicotine replacement therapy (“NRT”) increases abstinence rates over the use of Chantix® or the use of NRT. The study included one hundred smokers who were prescribed varenicline (trademarked Chantix, or Champix outside the U.S.) and one hundred smokers who were prescribed NRT. Half the smokers of each of these groups were randomly selected to also use our VLN cigarettes for the first 2 weeks of treatment. All smokers received 9 weekly behavioral support sessions throughout the 12-week study period. The group that used our VLN cigarettes had a 70% quit rate one week after stopping VLN cigarette use compared to a 53% quit rate of the group not using VLN cigarettes after week 1 (p=0.02). The group that used our VLN cigarettes had a 64% four-week continuous abstinence rate during weeks 3 to 6 compared to a 50% four-week continuous abstinence rate during weeks 1 to 4 (p=0.06). Quit rates at 12 weeks post treatment were not reported in the presentation.

The full set of results of these 2 independent clinical trials are expected to be published in peer reviewed journals and will be compared to results of other independent clinical trials of our VLN cigarettes and results of our Phase II-B trial to determine which variables optimize cessation. One preliminary hypothesis, in conjunction with results of various other studies of our VLN cigarettes, is that having two types of prescription VLN cigarettes available may be advantageous for increased smoking cessation in the general population; one having a higher nicotine content than the other. Upon identifying a suitable joint venture partner to fund further X-22 clinical trials, we will then request a meeting with the U.S. Food and Drug Administration (“FDA”), and thereafter we may resume our own sponsored X-22 clinical trials.

Potential Modified Risk Cigarettes and the Tobacco Control Act

The 2009 Family Smoking Prevention and Tobacco Control Act (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products. While it prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke. The Tobacco Control Act also banned all sales in the U.S. of cigarettes with characterizing flavors (other than menthol). As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra light” in describing cigarettes sold in the U.S. Besides numerous other regulations, including certain marketing restrictions, for the first time in history, a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes.

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

We believe that two types of our cigarettes in development which we refer to as BRAND A and BRAND B, may qualify as Modified Risk Cigarettes. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B’s smoke contains an extraordinary low amount of “tar” per milligram of nicotine.

Within our two product categories, the Tobacco Control Act offers us the following specific advantages:

Smoking Cessation Aids

FDA approval must be obtained, as has been the case for decades, before a product can be marketed for quitting smoking. The Tobacco Control Act provides that products for quitting smoking or smoking cessation, such as X-22, be considered for “Fast Track” designation by the FDA. The “Fast Track” programs of the FDA are intended to facilitate development and expedite review of drugs to treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. We believe that upon completion of a company-sponsored clinical trial demonstrating efficacy, X-22 will qualify for “Fast Track” designation by the FDA. However, there is no guarantee that the FDA will grant “Fast Track” designation to X-22. Please see page 17 for a further discussion on the FDA’s “Fast Track” program.

Modified Risk Cigarettes

We intend to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes. We believe that BRAND A and BRAND B will achieve significant market share in the global cigarette market among smokers who will not quit but are interested in reducing the harmful effects of smoking. There is no guarantee that we will obtain FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes or that we will achieve a significant market share of this specified subgroup of smokers. We believe this new regulatory environment represents a paradigm shift for the tobacco industry. The Tobacco Control Act allows the FDA to mandate the use of reduced-risk technologies across all conventional tobacco products or cigarettes. We believe the Tobacco Control Act may create opportunities for us to license our proprietary technology and/or tobaccos to larger competitors. We will need significant additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. The amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B.

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

Individual smokers generally seek a certain amount of nicotine per cigarette and can easily adjust how intensely each cigarette is smoked to obtain a satisfactory amount of nicotine. Smoking of low yield (“light” or “ultra light”) cigarettes compared to high yield (“full flavor”) cigarettes often results in taking more puffs per cigarette, larger puffs and/or smoking more cigarettes per day to obtain a satisfactory amount of nicotine, a phenomenon known as “compensation” or “compensatory smoking.” A report by the National Cancer Institute in 2001 stated that due to compensatory smoking, low yield cigarettes are not safer than full flavor cigarettes, which is the reason that the Tobacco Control Act has banned the use of the terms “low tar,” “light” and “ultra light” in the U.S. market. Studies have shown, however, that smokers generally do not compensate when smoking cigarettes made with our VLN tobacco, and that smoking VLN cigarettes, such as BRAND A, actually assist smokers to smoke fewer cigarettes per day and reduce their exposure to “tar” and nicotine. Other studies have demonstrated that compensatory smoking (e.g., more and/or larger puffs per cigarette) of low-tar research cigarettes, similar to BRAND B (though BRAND B was not used in such studies), is greatly curtailed resulting in smokers inhaling less “tar” and carbon monoxide. Additional studies will be necessary to establish whether BRAND B cigarettes achieve similar results.

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco, introduced two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. Both brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. Goodrich Tobacco has thus far had its cigarette brands contract manufactured by a non-participating manufacturer to the MSA. On January 23, 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the “Master Settlement Agreement” or “MSA,” a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC.

SPECTRUM Government Research Cigarettes

As a subcontractor to RTI International (“RTI”) in RTI’s contract with The National Institute on Drug Abuse for the Research Cigarette Option, we supply modified nicotine (from very low to high) cigarettes to NIDA. These research cigarettes are distributed under the mark SPECTRUM.

Market

Cigarettes and Smoking Cessation Aids

Our products address unmet needs of smokers; for those who want to quit, an innovative smoking cessation aid, and for those who do not quit, cigarettes that can reduce the level of exposure to tobacco toxins.

According to the U.S. Center for Disease Control (CDC), the U.S. cigarette market consists of approximately 45 million adult smokers who spent approximately $80 billion in 2011 on approximately 300 billion cigarettes. Worldwide manufacturer sales in 2011 were over 5.0 trillion cigarettes, resulting in annual retail sales of approximately $610 billion. In 2010, annual manufacturer sales of smoking cessation aids in the U.S., all of which must be approved by the FDA, were approximately $1.0 billion. Outside the United States, the smoking cessation market is in its infancy and is approximately $3.0 billion.

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

Use of existing smoking cessation aids results in relapse rates that can be as high as 90% in the first year after a smoker initially “quits.” Smokers currently have the following limited choices of FDA-approved products to help them quit smoking:

•	varenicline (Chantix®/Champix® outside the U.S.), manufactured by Pfizer,
•	bupropion (Zyban®), manufactured by GlaxoSmithKline, and
•	nicotine replacement therapy, or “NRT,” which is available in the U.S. in several forms: gums, patches, nasal sprays, inhalers and lozenges.

Chantix® and Zyban® are pills and are nicotine free. Chantix®, Zyban®, the nicotine nasal spray and the nicotine inhaler are available by prescription only. Nicotine gums, nicotine patches, and lozenges are available over-the-counter.

Chantix® was introduced in the U.S. market in the fourth quarter 2006. Since 2007, Chantix® has been the best-selling smoking cessation aid in the United States, with sales, according to Pfizer Inc., of $701 million in 2007, $489 million in 2008, $386 million in 2009, $330 million in 2010 and $326 million in 2011. In July 2009, the FDA required a “Boxed Warning,” the most serious type of warning in prescription drug labeling, for both Chantix® and Zyban® based on the potential side effects of these drugs. Despite this Boxed Warning, worldwide sales of Chantix® in 2009 to 2011 were approximately $700 million, $755 million, and $720 million, respectively.

Other than Chantix® and Zyban®, the only FDA-approved smoking cessation therapy in the United States is NRT. These products consist of gums, patches, nasal sprays, inhalers and lozenges. Nicotine gums and nicotine patches have been sold in the U.S. for approximately 28 years and 20 years, respectively, and millions of smokers have already tried NRT products and failed to stop smoking due to the limited effectiveness of these products. According to Perrigo Company, a pharmaceutical company that sells NRT products, retail sales of NRT products in the United States were $800 million in the fiscal year ended June 30, 2012.

Modified Risk Tobacco Products

A substantial number of adult smokers are unable or unwilling to quit smoking. For example, each year one-half of the adult smokers in the United States do not attempt to quit. Nevertheless, we believe the majority of these smokers are interested in reducing the harmful effects of smoking.

In a 2005 analyst report, The Third Innovation, Potentially Reduced Exposure Cigarettes, JP Morgan examined the effects of FDA regulation of tobacco, including the market for safer cigarettes. JP Morgan’s proprietary survey of over 600 smokers found that 90% of smokers are willing to try a safer cigarette. Among JP Morgan’s other conclusions, it stated: “FDA oversight would imbue PREPS [‘potential reduced exposure products’ which essentially equate to potential modified risk tobacco products] with a regulatory ‘stamp of approval’ and allow for more explicit comparative health claims with conventional cigarettes. Consumers should trust the FDA more than industry health claims.” Prior to the Tobacco Control Act becoming law in 2009, no regulatory agency or body had the authority to assess potential modified risk tobacco products.

Some major cigarette manufacturers have developed and marketed alternative cigarette products. For example, Philip Morris USA developed an alternative cigarette, called Accord®, in which the tobacco is heated rather than burned. R.J. Reynolds Tobacco Company has developed and is marketing an alternative cigarette, called Eclipse®, in which the tobacco is primarily heated, with only a small amount of tobacco burned. Philip Morris and RJ Reynolds have indicated that their products may deliver fewer smoke components compared to conventional cigarettes. Vector Tobacco Inc. (“Vector Tobacco”), which is our former licensee, has marketed a cigarette offered in three brand styles with reduced levels of nicotine, called Quest®. Both Accord® and Eclipse®, which are not conventional cigarettes (e.g., referred to as “heat not burn” products since they do not burn down) and have only achieved limited sales. With the exception of Eclipse®, the above products are no longer being manufactured.

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

There are newer forms of smokeless tobacco products that have been introduced in the market that are less messy to use than chewing tobacco or dry snuff (since spitting is not involved). These products include Swedish-style snus and dissolvable tobacco products such as Ariva® and Stonewall® tablets made by Star Scientific Inc., and Camel® Orbs, Camel® Strips and Camel® Sticks recently introduced by R.J. Reynolds Tobacco Company. Although use of such products may be more discreet and convenient than traditional forms of smokeless tobacco, they have the same route of delivery of nicotine as nicotine gum and nicotine lozenges, which have been available over-the-counter in the United States for approximately 28 years and 10 years, respectively, and have not significantly replaced cigarettes.

Products

X-22 Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as a smoking cessation therapy. Upon U.S. Food and Drug Administration (“FDA”) approval, X-22 will be a prescription-only kit containing VLN cigarettes made from our proprietary tobacco, which has approximately 95% less nicotine compared to tobacco in existing “light” cigarettes. The X-22 therapy protocol calls for the patient to smoke our VLN cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe this therapy protocol has been successful in independent clinical trials because VLN cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine.

Our Investigational New Drug Application for X-22, a kit of very low nicotine (“VLN”) cigarettes, was cleared by the FDA in July 2011. Our X-22 Phase II-B clinical trial was completed in the first quarter of 2012 and did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases quit rates.

Partial results of two independent smoking-cessation clinical trials that were completed in 2012 (ClinicalTrials.gov Identifiers NCT01050569 and NCT01250301) have been disclosed at the annual meeting of the Society for Research on Nicotine and Tobacco (“SRNT”) held in Boston on March 13 to 16, 2013.

1.	University of Minnesota Masonic Cancer Center - Phase II - 235 subjects

•	Follow-up study to Hatsukami et al. 2010
•	ClinicalTrials.gov Identifier: NCT01050569
•	Evaluating quitting results of six-week treatment period among 3 groups:

(i) exclusive use of a VLN cigarette (a VLN cigarette with slightly higher nicotine content than those used in the 22nd Century trial);

(ii) 21-mg nicotine patch; and

(iii) concurrent use of VLN cigarette and nicotine patch

•	Trial included a 6-month follow-up period

2.	Queen Mary University of London, in collaboration with Pfizer - 200 subjects

•	Same VLN cigarette utilized in above study
•	ClinicalTrials.gov Identifier: NCT01250301
•	Evaluating whether the use of a VLN cigarette in combination with Chantix® (or NRT) increases quitting over use of Chantix® (or NRT) alone
•	Chantix® is branded as Champix® outside the United States

Regarding the NCT01050569 clinical trial, results only in terms of gender differences in abstinence rates were disclosed at the SRNT annual meeting. Dorothy Hatsukami, PhD, was principal investigator of the study. Smokers were randomly assigned (n=235) to one of three treatment groups: (i) our VLN cigarette (n=79); (ii) a 21mg nicotine patch (n=80) or (iii) a combination of the 21mg nicotine patch and our VLN cigarette (n=76). Each group received 6 weeks of treatment, an additional 6 weeks of behavioral treatment and 3 follow-up visits. Tobacco and nicotine use self-report and carbon monoxide (CO) were assessed at each visit. Urinary cotinine was assessed at baseline and at weeks 2, 6, 12, 24 and 36. CO and cotinine verified continuous abstinence rates at end of treatment (week 12) varied significantly by treatment group and gender (p=0.029 for the interaction). Within the female population at the end of treatment (week 12), the group assigned our VLN cigarette had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned a 21mg nicotine patch. Within the male population at the end of treatment (week 12), the group assigned a 21mg nicotine patch had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned our VLN cigarette.

Regarding the NCT01250301 clinical trial, certain results were disclosed in a presentation at the SRNT annual meeting given by Hayden McRobbie, Ph.D. of Queen Mary University of London, Wolfson Institute of Preventative Medicine, who was the principal investigator of the study. Pfizer Inc. was also a collaborator of the study. This clinical trial evaluated whether the use of our VLN cigarette in combination with Chantix® or in combination with nicotine replacement therapy (“NRT”) increases abstinence rates over the use of Chantix® or the use of NRT. The study included one hundred smokers who were prescribed varenicline (trademarked Chantix, or Champix outside the U.S.) and one hundred smokers who were prescribed NRT. Half the smokers of each of these groups were randomly selected to also use our VLN cigarettes for the first 2 weeks of treatment. All smokers received 9 weekly behavioral support sessions throughout the 12-week study period. The group that used our VLN cigarettes had a 70% quit rate one week after stopping VLN cigarette use compared to a 53% quit rate of the group not using VLN cigarettes after week 1 (p=0.02). The group that used our VLN cigarettes had a 64% four-week continuous abstinence rate during weeks 3 to 6 compared to a 50% four-week continuous abstinence rate during weeks 1 to 4 (p=0.06). Quit rates at 12 weeks post treatment were not reported in the presentation.

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco, introduced two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. Both brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. In the second quarter of 2013, we intend to focus our marketing efforts on tobacconists, smoke shops and tobacco outlets in the U.S. The ban in 2009 by the FDA of all cigarettes with characterizing flavors (with the exception of menthol) has resulted in a product void in these specialty tobacco channels for super-premium priced products. We believe that certain U.S. cigarette wholesalers and retailers will carry our brands, among other reasons, to increase their margins.

SPECTRUM Government Research Cigarettes

As a subcontractor to RTI International (“RTI”) in RTI’s contract with The National Institute on Drug Abuse for the Research Cigarette Option, we supply modified nicotine (from very low to high) cigarettes to NIDA. These research cigarettes are distributed under the mark SPECTRUM.

Our Modified Risk Cigarettes

We believe that our BRAND A and BRAND B cigarettes will benefit smokers who are unable or unwilling to quit smoking and who may be interested in cigarettes which reduce exposure to certain tobacco smoke toxins and/or pose a lower health risk than conventional cigarettes. This includes the approximate one-half of the 45 million adult smokers in the United States who do not attempt to quit in a given year. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes and BRAND B’s smoke contains an extraordinary low amount of “tar” per milligram of nicotine. We believe that BRAND A and BRAND B will qualify as Modified Risk Cigarettes and we intend to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance, which we will utilize to file our two modified risk applications with the FDA. We will need significant additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. The amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B.

BRAND A Cigarettes

Compared to commercial tobacco cigarettes, BRAND A has the lowest nicotine content. The tobacco in BRAND A contains approximately 95% less nicotine than tobacco in leading “light” cigarette brands. Clinical studies have demonstrated that smokers who smoke VLN cigarettes containing our proprietary tobacco smoke fewer cigarettes per day resulting in significant reductions in smoke exposure, including “tar,” nicotine and carbon monoxide. Due to the very low nicotine levels, compensatory smoking does not occur with VLN cigarettes containing our proprietary tobacco (Hatsukami et al. 2010).

In a June 16, 2010 press release, Dr. David Kessler, the former FDA Commissioner, recommended that “[t]he FDA should quickly move to reduce nicotine levels in cigarettes to non-addictive levels. If we reduce the level of the stimulus, we reduce the craving. It is the ultimate harm reduction strategy.” Shortly thereafter in a Washington Post article, Dr. Kessler said that the amount of nicotine in a cigarette should drop from about 10 milligrams to less than 1 milligram. BRAND A contains approximately 0.7 milligram of nicotine per cigarette.

A Phase II smoking cessation clinical trial at the University of Minnesota Masonic Comprehensive Cancer Center (Hatsukami et al. 2010) also measured exposure of various smoke compounds in smokers from smoking a VLN cigarette containing our proprietary tobacco over a six (6)-week period. Smokers significantly reduced their smoking as compared to their usual brand of cigarettes. The number of VLN cigarettes smoked per day on average decreased from 19 (the baseline number of cigarettes of smokers’ usual brand) to 12 by the end of the six (6)-week period, even though participants were instructed to smoke ad libitum (as many cigarettes as desired) during treatment. Furthermore, besides significant reductions in other biomarkers, carbon monoxide (CO) levels, an indicator of smoke exposure, significantly decreased from 20 parts per million (baseline) to 15 parts per million. Cotinine, a metabolite and biomarker of nicotine, significantly decreased from 4.2 micrograms/mL (baseline) to 0.2 micrograms/mL. All differences were statistically significant (P<0.05).

We believe these and other results and future exposure studies the FDA may require will result in a modified risk cigarette claim for BRAND A. We further believe smokers who desire to smoke fewer cigarettes per day while also satisfying cravings and reducing exposure to nicotine will find BRAND A beneficial. There is no guarantee that BRAND A will be classified as a Modified Risk Cigarette by the FDA.

BRAND B Cigarettes

Using a proprietary high nicotine tobacco blend in conjunction with specialty cigarette components, BRAND B allows the smoker to achieve a satisfactory amount of nicotine per cigarette while inhaling less “tar” and carbon monoxide. At the same time, we do not expect exposure to nicotine from BRAND B to be significantly higher than some commercially available full flavor cigarette brands. We believe smokers who desire to reduce smoke exposure but are less concerned about nicotine will find BRAND B beneficial. BRAND B has a “tar” yield between typical “light” and “ultra-light” cigarettes, but a nicotine yield of typical full flavor cigarettes.

In a 2001 report, entitled Clearing the Smoke, Assessing the Science Base for Tobacco Harm Reduction, the Institute of Medicine notes that a low “tar”/moderate nicotine cigarette is a viable strategy for reducing the harm caused by smoking. The report states: “Retaining nicotine at pleasurable or addictive levels while reducing the more toxic components of tobacco is another general strategy for harm reduction.” We believe that evaluation of BRAND B in short-term human exposure studies will confirm that exposure to smoke, including certain tobacco smoke toxins and carbon monoxide, is significantly reduced when smoking BRAND B as compared to smoking the leading brands of cigarettes. We believe results from these exposure studies will warrant a modified risk claim for BRAND B. There is no guarantee that BRAND B will be classified as a Modified Risk Cigarette by the FDA.

Smoking Cessation Clinical Trials with VLN Cigarettes

Partial results of two independent smoking-cessation clinical trials that were completed in 2012 (ClinicalTrials.gov Identifiers NCT01050569 and NCT01250301) have been disclosed at the annual meeting of the Society for Research on Nicotine and Tobacco (“SRNT”) held in Boston on March 13 to 16, 2013.

Regarding the NCT01050569 clinical trial, results only in terms of gender differences in abstinence rates were disclosed at the SRNT annual meeting. Dorothy Hatsukami, PhD, was principal investigator of the study. Smokers were randomly assigned (n=235) to one of three treatment groups: (i) our VLN cigarette (n=79); (ii) a 21 mg nicotine patch (n=80) or (iii) a combination of the 21 mg nicotine patch and our VLN cigarette (n=76). Each group received 6 weeks of treatment, an additional 6 weeks of behavioral treatment and 3 follow-up visits. Tobacco and nicotine use self-report and carbon monoxide (“CO”) were assessed at each visit. Urinary cotinine was assessed at baseline and at weeks 2, 6, 12, 24 and 36. CO and cotinine verified continuous abstinence rates at end of treatment (week 12) varied significantly by treatment group and gender (p=0.029 for the interaction). Within the female population at the end of treatment (week 12), the group assigned our VLN cigarette had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned a 21mg nicotine patch. Within the male population at the end of treatment (week 12), the group assigned a 21mg nicotine patch had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned our VLN cigarette.

Regarding the NCT01250301 clinical trial, certain results were disclosed in a presentation at the SRNT annual meeting given by Hayden McRobbie, Ph.D. of Queen Mary University of London, Wolfson Institute of Preventative Medicine, who was the principal investigator of the study. Pfizer Inc. was also a collaborator of the study. This clinical trial evaluated whether the use of our VLN cigarette in combination with Chantix® or in combination with nicotine replacement therapy (“NRT”) increases abstinence rates over the use of Chantix® or the use of NRT. The study included one hundred smokers who were prescribed varenicline (trademarked Chantix, or Champix outside the U.S.) and one hundred smokers who were prescribed NRT. Half the smokers of each of these groups were randomly selected to also use our VLN cigarettes for the first 2 weeks of treatment. All smokers received 9 weekly behavioral support sessions throughout the 12-week study period. The group that used our VLN cigarettes had a 70% quit rate one week after stopping VLN cigarette use compared to a 53% quit rate of the group not using VLN cigarettes after week 1 (p=0.02). The group that used our VLN cigarettes had a 64% four-week continuous abstinence rate during weeks 3 to 6 compared to a 50% four-week continuous abstinence rate during weeks 1 to 4 (p=0.06). Quit rates at 12 weeks post treatment were not reported in the presentation.

Previous to the 2 clinical Trials presented at the 2013 SRNT meeting, VLN cigarettes containing our proprietary tobacco have been the subject of various independent studies, including two Phase II clinical trials for smoking cessation which were not funded by us. Both of these Phase II clinical trials were “intent to treat” trials, meaning that any patients who dropped out of the trials for any reason at any time during treatment or during the follow-up periods were considered failures (still smoking and not abstinent). Dropout rates during smoking cessation trials are generally high since patients either quit smoking or resume smoking their usual brand. In either case, they may believe there is no reason to continue.

One of these two Phase II clinical trials compared the quitting efficacy of a VLN cigarette containing our proprietary tobacco versus a low nicotine cigarette and an FDA-approved nicotine lozenge (4 mg) in a total of 165 patients treated for six (6) weeks (Hatsukami et al. 2010, Addiction 105:343–355). This clinical trial was led by Dr. Dorothy Hatsukami at the University of Minnesota Masonic Comprehensive Cancer Center. Dr. Hatsukami was selected in 2010 as one of the nine voting members of the 12-person Tobacco Products Scientific Advisory Committee (“TPSAC”), within the FDA’s Center for Tobacco Products created under the Tobacco Control Act. (TPSAC will make recommendations and issue reports to the FDA Commissioner on tobacco regulatory matters, including but not limited to, the impact of the use of menthol in cigarettes, altering levels of nicotine in tobacco products, and applications submitted to the FDA for modified risk tobacco products.)

Results from this Phase II trial conclude that patients exclusively using the VLN cigarette containing our proprietary tobacco achieved a 43% quit rate (confirmed four (4)-week continuous abstinence) as compared to a quit rate of 35% for the group exclusively using the FDA-approved nicotine lozenge and a 21% quit rate for the group exclusively using the low nicotine cigarette. Smoking abstinence at the 6-week follow-up after the end of treatment was 47% for the VLN cigarette group, 37% for the nicotine lozenge group and 23% for the low nicotine cigarette group. Furthermore, the VLN cigarette was also associated with greater relief from withdrawal symptoms and cravings of usual brand cigarettes than the nicotine lozenge. Carbon monoxide (CO) levels in patients were tested at each treatment clinic visit to verify smoking abstinence.

Unlike Phase III clinical trials for other FDA-approved smoking cessation aids, four (4) week continuous abstinence in the University of Minnesota Phase II trial was measured after the treatment period, when patients were “off” medication, rather than during the last four weeks of the treatment period. For example, according to the prescription Chantix® label, four (4)-week continuous abstinence in the Chantix® Phase III clinical trials (the 44 percent quit rate advertised by Pfizer) was measured during the last four weeks of the 12-week treatment period, while patients were still taking Chantix®. In one of these Chantix® Phase III clinical trials, approximately one-third of those who had been abstinent during the last week of treatment returned to smoking within four weeks after they stopped taking Chantix®, and approximately 45% returned to smoking within eight weeks after they stopped taking Chantix®.

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

In a separate Phase II clinical trial funded by Vector Tobacco, our former licensee, under Investigational New Drug (“IND”) Application 69,185, a randomized double-blind, active controlled, parallel group, multi-center Phase II smoking cessation clinical trial was conducted to evaluate the quitting efficacy of Quest® reduced-nicotine cigarettes as a smoking cessation treatment in 346 patients (Becker et al. 2008, Nicotine & Tobacco Research 10:1139-48). Treatment consisted of smoking three reduced-nicotine cigarette styles (Quest 1®, Quest 2® and Quest 3®) for two (2) weeks each, with nicotine yields per cigarette of 0.6 mg (a low nicotine cigarette made with a blend of regular tobacco and our proprietary VLN tobacco), 0.3 mg (an extra low nicotine cigarette made with a blend of regular tobacco and our proprietary VLN tobacco) and 0.05 mg (a VLN cigarette made with tobacco only from our proprietary VLN tobacco variety) either in combination with nicotine patch therapy (a nicotine replacement therapy or NRT product) or placebo patches.

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

The major differences between the Vector Tobacco Phase II clinical trial and the University of Minnesota Phase II clinical trial is the duration of time during treatment that VLN cigarettes are smoked and the use of nicotine replacement therapy (“NRT’) in combination with VLN cigarettes. In the Vector Tobacco trial, VLN cigarettes were smoked by patients (in two arms of the study) for only two (2) weeks, either in combination with using a nicotine patch or placebo patch, followed by continued use of nicotine patches for the subsequent ten (10) weeks. In the University of Minnesota Phase II clinical trial, VLN cigarettes (in one arm of the study) were smoked for six (6) weeks without any use of NRT before, during or after this 6-week treatment period. We believe that the effectiveness of VLN cigarettes for use in smoking cessation is higher when they are used alone (without NRT or another therapy) and for a longer time period, as in the University of Minnesota trial.

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

A randomized controlled smoking cessation clinical trial using VLN cigarettes was a conducted at Roswell Park Cancer Institute, Buffalo, New York, to investigate the effect of smoking a very low nicotine cigarette (“VLN”) in combination with a nicotine patch for 2 weeks prior to the quit date (Rezaishiraz et al. 2007 Nicotine & Tobacco Research 9:1139-1146). Ninety-eight adult smokers were randomized to two treatments: (i) two (2) weeks of a VLN (Quest 3®) and 21-mg nicotine patch before the quit date and (ii) a reduced nicotine cigarette (Quest 1®) during the two (2) weeks before the quit date. After the quit date, all subjects received counseling for smoking cessation and nicotine patch therapy for up to eight (8) weeks (four (4) weeks of 21-mg patches, two (2) weeks of 14-mg patches, and two (2) weeks of 7-mg patches). Group 1, which used the VLN cigarette and a nicotine patch before quitting, had lower combined craving scores during the two (2) weeks before and after the quit date. Self-reported point prevalence of smoking abstinence at the three (3)- and six (6)-month follow-up points was higher in Group 1 (43% vs. 34% and 28% vs. 21%).

A Phase III/IV two-arm smoking-cessation clinical trial of 1,410 treatment-seeking smokers was conducted by the University of Auckland, Clinical Trials Research Unit (Walker et al. 2012 Addiction 107: 857–1867)). The 705 patients who received VLN cigarettes in addition to NRT (patches and/or gum or lozenges) had significantly higher cessation rates at all measured time points (3 weeks, 6 weeks, 3 months and 6 months) than patients treated only with NRT. For those who failed to quit, the median time to relapse was increased to two months in the VLN + NRT group, compared to 13 days in the NRT only group. There was no difference in the frequency of serious adverse events between the groups.

A study at Dalhousie University, Halifax, Nova Scotia (Barrett 2010 Behavioural Pharmacology 21:144-52), compared the effects of low nicotine cigarettes and an FDA-approved nicotine inhaler on cravings and smoking behavior of smokers who did not intend to quit. In separate laboratory sessions, each of twenty-two (22) participants used a VLN cigarette (Quest 3®), a reduced nicotine cigarette (Quest 1®, which contains approximately two-thirds conventional tobacco and one-third VLN tobacco), a nicotine inhaler (10 mg; 4 mg deliverable, Pharmacia), or a placebo inhaler (identical in appearance to the nicotine inhaler, but containing no nicotine). Cravings, withdrawal and mood descriptors were rated before and after a twenty (20)-minute treatment session during which subjects were instructed to smoke two cigarettes or to use an inhaler every 10 seconds. The reduction in the rating of intent to smoke (usual cigarette brand) after using the VLN cigarette (-10.0) was significantly greater than the reduction with the nicotine inhaler (-1.9). Use of the VLN cigarette was also associated with significantly increased satisfaction and relaxation compared to the nicotine inhaler.

Technology Platform

Our proprietary technology enables us to decrease or increase the level of nicotine (and other nicotinic alkaloids such as nornicotine, anatabine and anabasine) in tobacco plants by decreasing or increasing the expression of gene(s) responsible for nicotine production in the tobacco plant using genetic engineering. The basic techniques, include but are not limited to those that are used in the production of genetically modified (GM) varieties of other crops. However, our proprietary technology can also be implemented without the resulting plants being GM, as long as no foreign DNA not inherent to a plant species such as Nicotiana tabacum is present in the engineered plant. In 2009 GM crops were planted on 330 million acres in 25 countries according to the International Service for the Acquisition of Agri-Biotech Applications. This includes approximately 85% of the corn and soybeans grown in the United States. The only components of the technology that are distinct from those in commercialized genetically modified varieties of major crops are segments of tobacco genes (DNA sequences) that are also present in all conventional tobacco plants. Genetically modified or transgenic tobacco that we use in our products has been deregulated by the USDA. Thus, plants may be grown and used in products in the United States without legal restrictions or labeling requirements related to the genetic modification. Nevertheless, our proprietary tobacco is grown only by farmers under contracts that require segregation and prohibit transfer of material to other parties.

During the development of genetically-engineered plant varieties, many candidate plant lines are evaluated in the field in multiple locations over several years, as in any other variety development program. This is carried out in order to identify lines that have not only the specific desired trait, e.g., very low nicotine, but have overall characteristics that are suitable for commercial production of the desired product. This process allows us to see if there are undesirable effects of the genetic modification approach or the specific genetic modification event, regardless of whether the effects are anticipated or unanticipated. For example, since nicotine is known to be an insecticide that is effective against a wide range of insects, reduction of nicotine content in the plants may be expected to affect susceptibility to insect pests. While there are differences in the susceptibility of VLN tobacco to some insects, all tobacco is attacked by a number of insects. The measures taken to control insect pests of conventional tobacco are adequate to control insect pests in VLN tobacco.

Once a genetically-engineered tobacco plant with the desired characteristics is obtained, each plant can produce hundreds of thousands of seeds. When each seed is germinated, the resulting tobacco plant has characteristics similar to the parent and sibling plants and the nicotine content of these plants generally fall within a narrow range. Tobacco products with either low or high nicotine content are easily produced through this method. For example, one of our proprietary tobacco varieties contains the lowest nicotine content of any tobacco ever commercialized, with approximately 95% less nicotine than tobacco in leading “light” cigarette brands. This proprietary tobacco grows with virtually no nicotine without adversely affecting the other leaf constituents important to a cigarette’s characteristics, including taste and aroma.

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

Intellectual Property

Our proprietary technology is covered by 12 patent families consisting of 107 issued patents in 78 countries, (of these, we own 12 issued patents and we license 95 issued patents on an exclusive basis) and 39 pending patent applications (of these we own 22 patent applications and we license 17 patent applications on an exclusive basis). A “patent family” is a set of patents granted in various countries to protect a single invention. Our patent coverage in the United States and China, the two most valuable smoking cessation and cigarette markets in the word, consists of 15 issued patents and 9 pending applications and 6 issued patents and 3 pending patent applications, respectively. We have exclusive worldwide rights to all uses of the following genes responsible for nicotine content in tobacco plants: QPT, A622, NBB1, MPO and genes for several transcription factors. We have exclusive rights to plants with altered nicotine content produced from modifying expression of these genes and tobacco products produced from these plants. We also have the exclusive right to license and sublicense these patent rights. The patents owned by or exclusively licensed to us are issued in countries where at least 75% of the world’s smokers reside.

We own various registered trademarks in the United States. We also have exclusive rights to plant variety protection, or PVP, certificates in the United States (issued by the U.S. Department of Agriculture) and Canada. A PVP certificate prevents anyone other than the owner/licensee from planting, propagating, selling, importing and exporting a plant variety for twenty (20) years in the U.S. and generally for (20) years in other member countries of the International Union for the Protection of New Varieties of Plants, known as UPOV, an international treaty concerning plant breeders’ rights. There are currently more than 70 countries that are members of UPOV.

Sales and Marketing

X-22 Smoking Cessation Aid

We are currently in the process of identifying potential joint venture partners to fund the remaining X-22 clinical trials. If the FDA approves X-22 as a smoking cessation aid, Hercules Pharmaceuticals, our subsidiary, intends to enter into arrangements in both the U.S. and international markets with pharmaceutical companies to market and sell X-22. We plan to seek marketing partners in the U.S. with existing pharmaceutical sales forces that already call on medical and dental offices in their geographic markets.

There are approximately 700,000 physicians in the U.S., including approximately 80,000 general practitioners, many of whom are aware of new medications, even before they achieve FDA approval. There are also approximately 170,000 dentists in the U.S. who can write prescriptions for smoking cessation aids. Upon FDA approval, we plan to develop awareness for X-22 by educating physicians and dentists about our X-22 smoking cessation aid. We intend to advertise in professional journals, use direct mail campaigns to medical professionals, and attend trade shows and professional conferences. We also intend to use internet advertising and pharmacy circulars to reach consumers and to encourage them to ask their physicians and dentists about our X-22 smoking cessation aid. We expect to use public relations to increase public awareness about X-22. We will seek to use federal and state-funded smoking cessation programs and clinics to inform clinicians and patients about, and encourage the use of, X-22 as a smoking cessation aid. We will also seek to participate in various government-funded programs which purchase approved smoking cessation aids and then distribute these to smokers at no charge or at greatly reduced prices.

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco, introduced two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. Both brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. In the second quarter of 2013, we intend to focus our marketing efforts on tobacconists, smoke shops and tobacco outlets in the U.S. The ban in 2009 by the FDA of all cigarettes with characterizing flavors (with the exception of menthol) has resulted in a product void in these tobacco channels for super-premium priced products. We believe that certain U.S. cigarette wholesalers and retailers will carry our brands, among other reasons, to increase their margins. To facilitate Goodrich Tobacco becoming a participating manufacturer of the “Master Settlement Agreement” or “MSA,” a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”), we have curtailed the sales and marketing of these products, especially in 2012. For example, the more RED SUN and MAGIC that was sold while it was produced by a non-participating manufacturer, the greater settlement cost Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA.

SPECTRUM Government Research Cigarettes

The National Institute on Drug Abuse (“NIDA”), a component of the National Institutes of Health (“NIH”), provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. In 2009, NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We have agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply modified nicotine (from very low to high) cigarettes to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. These government research cigarettes are distributed under the mark SPECTRUM.

BRAND A and BRAND B

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco toxins and (ii) are reasonably likely to pose lower health risks as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations or guidance regarding applications that must be submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that two of our cigarette products, which we refer to as BRAND A and BRAND B, will qualify as Modified Risk Cigarettes. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B’s smoke contains an extraordinary low amount of “tar” per milligram of nicotine.

Healthcare Reimbursement

The Affordable Care Act enacted on March 23, 2010 and other government and private sector initiatives targeted to limit the growth of healthcare costs are continuing in the U.S. and many other countries where we intend to sell our X-22 smoking cessation aid. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective medical products.

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

Approximately 47 million Americans were covered by state Medicaid programs in 2009. Approximately 30% of Medicaid recipients are smokers. Medicaid programs in 42 states and the District of Columbia cover at least one form of pharmacologic treatment for smoking cessation (Chantix®, Zyban® or NRT). The Affordable Care Act expands Medicaid coverage to all 50 states in 2014. The current retail price of the 12-week prescription of Chantix® is over $450, which should give us great latitude in pricing X-22. We expect X-22 to be price competitive with any FDA-approved smoking cessation aid, especially Chantix®, which will not only encourage governmental and private third-party payers to cover X-22, but will encourage smokers to attempt to quit with X-22 since they will not have to purchase their usual brand of cigarettes over the 6-week treatment period.

Manufacturing

Goodrich Tobacco has thus far had its cigarette brands contract manufactured by a non-participating manufacturer to the MSA. After attempting throughout 2012 to negotiate a contract manufacturing agreement with multiple participating manufacturers to the MSA to have RED SUN and MAGIC produced by a participating manufacturer to the MSA, and not coming to terms, on January 23, 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC. To facilitate Goodrich Tobacco becoming a participating manufacturer of the MSA, we have curtailed the sales and marketing of these products, especially in 2012 because the more RED SUN and MAGIC that is sold while being produced by a non-participating manufacturer, the greater settlement cost Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA.

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

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. Cigarette sales can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic competitors include Philip Morris USA, Reynolds American Inc., Lorillard Inc., Commonwealth Brands, Inc., Liggett Group LCC, Vector Tobacco Inc., and Star Scientific Inc. International competitors include Philip Morris International, British American Tobacco, Japan Tobacco Inc., Imperial Tobacco Group and regional and local tobacco companies; and, in some instances, government-owned tobacco enterprises such as the China National Tobacco Corporation.

Potential Smoking Cessation Aids

Nicotine Vaccines

Nicotine vaccines are under development in clinical trials. However, they have not yet achieved the efficacy of other FDA-approved smoking cessation therapies. Nicotine itself is not recognized by the body as a foreign compound since the molecule is too small. In order to stimulate the production of antibodies, nicotine must be attached to a carrier to make the vaccine work. Different vaccine development programs use different carriers. Six companies, Cytos Biotechnology AG, Celtic Pharmaceuticals Holdings, Nabi Biopharmaceuticals, L.P. and Independent Pharmaceutica AB, Selecta Biosciences Inc., and Pfizer Inc. have or have had vaccine candidates in clinical trials.

Cytos exclusively licensed its nicotine vaccine candidate to Novartis in 2007 for 35 million Swiss Francs ($30 million) and up to 565 million Swiss Francs ($492 million) in milestone payments and royalties. In October 2009, it was announced that Cytos’ nicotine vaccine candidate failed to show efficacy in a Phase II trial.

GlaxoSmithKline Biologicals SA exclusively licensed Nabi’s nicotine vaccine candidate, NicVAX®, in an agreement which was approved by Nabi’s shareholders in March 2010. Together with an upfront non-refundable fee of $40 million paid by GlaxoSmithKline, Nabi is eligible to receive over $500 million in option fees and milestones, not including potential royalties on global sales. Both of Nabi’s Phase III NicVAX® clinical trials subsequently failed in 2010 and 2012.

Selecta Biosciences initiated Phase 1 trials of a nicotine vaccine in 2011. Pfizer initiated Phase 1 trials of a nicotine vaccine in 2012.

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

Electronic or E-cigarettes

Although the FDA has not evaluated electronic cigarettes, or e-cigarettes, for quitting smoking, and we are not aware of any published result of a controlled clinical trial of e-cigarettes as a smoking cessation aid comparing efficacy to a placebo or approved therapeutic, e-cigarettes are included here since there have been unconfirmed claims that these products facilitate cessation. E-cigarettes have been the subject of much controversy for this and various other reasons, including the fact that these products are actually not cigarettes at all but are battery-operated devices filled with nicotine, flavor and other chemicals. They turn nicotine and other chemicals into a vapor that is inhaled. E-cigarettes have nicotine kinetics and delivery very similar to nicotine inhalers, a prescription NRT product already approved by the FDA, which is the reason we believe that using e-cigarettes to quit smoking is not likely to be any more effective than other nicotine replacement products.

In a September 9, 2010 press release, the FDA issued warning letters to five e-cigarette distributors for various violations of the Federal Food, Drug, and Cosmetic Act, including unsubstantiated claims and poor manufacturing practices. The FDA said these e-cigarette companies are illegally marketing their products as tools to help people quit using cigarettes. The FDA believes e-cigarettes “[m]eet the definition of a combination drug-device product under the Federal Food, Drug and Cosmetic Act.” In a letter to the Electronic Cigarette Association of the same date, the FDA said the agency intends to regulate electronic cigarettes and related products in a manner consistent with its mission of protecting the public health. Although the number of adverse event reports for tobacco products submitted to the FDA is low, according to the Center for Tobacco Products more than half (46 of 84) of all reports submitted from 2009 through the first quarter of 2012 were for e-cigarettes (Chen, Nicotine Tob Res 15:615-6, 2013).

The FDA confiscated imports of e-cigarettes and has been in litigation with importers of these products. A federal appeals court ruled on December 7, 2010 that the FDA can only regulate electronic cigarettes as tobacco products rather than as a drug-delivery device. The FDA appealed this decision; however, the U.S. Court of Appeals for the District of Columbia Circuit on January 2011 rejected the FDA’s request to have the court review the December 7, 2010 decision. According to the FDA Public Health Focus web page on e-cigarettes, the Center for Tobacco Products intends to regulate electronic cigarette products that do not make a therapeutic claim as tobacco products. The Department of Health and Humans Services regulatory calendar for 2013 states that the FDA intends to issue a proposed rule deeming products other than cigarettes, cigarette tobacco, roll-your-own tobacco, and smokeless tobacco that meet the statutory definition of “tobacco product” to be subject to the Federal Food, Drug, and Cosmetic Act by April 2013. Any e-cigarette product marketed as a smoking cessation aid would still be regulated as a drug-device product by the Center for Drug Evaluation and Research, and efficacy and safety must be evaluated in controlled clinical trials.

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

A product that receives Fast Track designation is eligible for (i) more frequent meetings with the FDA to discuss the drug’s development plan and ensure collection of appropriate data needed to support drug approval, and (ii) more frequent written correspondence from the FDA about such things as the design of the proposed clinical trials. A Fast Track product is also eligible for Rolling Review, in which sections of the NDA can be submitted for review by the FDA before the entire application is completed. A Fast Track product would ordinarily meet FDA criteria for Priority Review. The FDA goal for reviewing a drug with Priority Review status is six months from the filing of the NDA.

We submitted a request for Fast Track designation for X-22, and on August 18, 2011, the FDA informed us that it would not grant the designation of X-22 as a Fast Track product at that time because we did not demonstrate that X-22 shows potential to address an unmet medical need. Except for our Phase II-B clinical trial, all smoking cessation studies with very low nicotine (“VLN”) cigarettes containing our proprietary tobacco were independent studies and were not sponsored by 22nd Century Ltd under its own Investigational New Drug (“IND”). We plan to reapply for Fast Track designation, but not until results of a clinical trial conducted by us demonstrates an advantage (over currently approved smoking cessation products) in one of the following areas: efficacy, safety or improvement in some other factor such as compliance (a patient using a product as directed) or convenience. There is no guarantee that the FDA will grant Fast Track designation to X-22.

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

Company Sponsored X-22 Clinical Trials

We have met with the FDA regarding the remaining X-22 clinical trials and, based on the FDA’s guidance, we developed a plan to conduct a small Phase II-B trial and two larger and concurrent Phase III trials with the same protocols that entail measuring the quitting efficacy of the X-22 cigarette against a typical cigarette with conventional nicotine content that is visually indistinguishable from X-22 (the “active control”). Half of the participants smoke X-22 for six (6) weeks and half of the participants will smoke the active control for six (6) weeks, with all participants instructed to quit on the last day of the six (6)-week treatment period.

Smokers who do not smoke over the four (4)-week period immediately following the conclusion of the six (6)-week treatment period (weeks 7 through 10) are considered abstinent. The abstinence (quit) rates of the X-22 group and the active control group are compared for statistical significance.

Our Investigational New Drug Application for X-22, a kit of VLN cigarettes, was cleared by the FDA in July 2011. Our X-22 Phase II-B clinical trial was completed in the first quarter of 2012 and did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases quit rates.

We continue to believe that our VLN cigarettes are effective as a smoking cessation aid. However, we have suspended sponsoring further X-22 clinical trials pending a complete analysis of results of two independent smoking-cessation trials that were completed in 2012 (ClinicalTrials.gov Identifiers NCT01050569 and NCT01250301), which utilized a different version of our VLN cigarette with a nicotine content similar to those used in previous successful smoking-cessation trials and higher than that used in our own sponsored Phase II-B trial. A portion of the results of these two trials has been disclosed at the 2013 annual meeting of the Society for Research on Nicotine and Tobacco. These preliminary results are promising for the further development of X-22.

The full set of results of these 2 independent clinical trials are expected to be published in peer reviewed journals and will be compared to results of other independent clinical trials of our VLN cigarettes and results of our Phase II-B trial to determine which variables optimize cessation. One preliminary hypothesis, in conjunction with results of various other studies of our VLN cigarettes, is that having two types of prescription VLN cigarettes available may be advantageous for increased smoking cessation in the general population; one having a higher nicotine content than the other. Upon identifying a suitable joint venture partner to fund further X-22 clinical trials, we will then request a meeting with the U.S. Food and Drug Administration (“FDA”), and thereafter we may resume our own sponsored X-22 clinical trials.

Following FDA approval, we intend to register X-22 as a Medicinal Product (pharmacological) for smoking cessation with the European Medicines Agency (“EMA”) and other international FDA-equivalent agencies in targeted countries. Regulatory approval for X-22 as a smoking cessation aid is not required in some international markets since, unlike the FDA, some foreign drug regulatory agencies do not require approval to market a product as a smoking cessation aid if the product is allowed to be sold for other purposes.

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

For the first time in history, a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes. The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco smoke toxins and/or (ii) pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications that must be submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. We believe that BRAND A and BRAND B will qualify as Modified Risk Cigarettes. We will need significant additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. The amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro®) which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

In addition to providing our SPECTRUM cigarettes to NIDA for researchers, we have been directly supplying our cigarettes to researchers so additional studies can be conducted to obtain additional information on our products. We expect this information will assist us, along with our own funded studies, in obtaining the necessary FDA authorizations to market BRAND A and BRAND B as Modified Risk Cigarettes and to obtain FDA approval for X-22 as a prescription smoking cessation aid.

Biomass Products

Biomass products are products such as ethanol made from the organic material, usually plants densely grown over a given area. We have funded extensive biomass field trials conducted by North Carolina State University (“NCSU”), and work on feedstock digestibility and bioconversion at the National Renewable Energy Lab. Bioconversion is the conversion of organic matter into a source of energy, such as ethanol in our own research, through the action of microorganisms. Tobacco has a number of advantages as a starting point for development of novel bioproduct crop systems. Because tobacco is a widely cultivated crop, grown in over 100 countries throughout the world, tobacco agronomy is highly understood. For decades tobacco has been used as a model system for plant biology, and recently the tobacco genome has been mapped. Tobacco plants rapidly sprout back after each harvest and produce large amounts of leaf and total biomass. Tobacco grown for cigarettes yields about 3,000 pounds of cured leaf per acre (~20% moisture) per year from 7,500 tobacco plants. In our field trials in North Carolina, nicotine-free tobacco grown for biomass yields about 100,000 pounds of fresh weight per acre (which equals 10,000 pounds of dry weight) per year with multiple machine harvests from about 80,000 tobacco plants. The results of our biomass studies have been summarized in a comprehensive feasibility study relating to our nicotine-free tobacco biomass crop (Verfola) to produce a variety of bioproducts. First, protein and other plant fractions are extracted, and then biofuels and other products are produced from the remaining cellulosic residue.

In 2008, we put our biomass development projects on hold so that our management could focus its attention and resources on our modified risk cigarette business and our X-22 smoking cessation business. We do not plan to move forward with potential biomass business activities until some period of time after FDA approval of X-22 or FDA authorization to market Brand A or Brand B as a Modified Risk Cigarette. We currently are not spending any capital for such potential biomass business activities nor do we have any current plans to raise any capital for such potential biomass business activities.

Research and Development

Most research and development (R&D) since our inception have been outsourced to highly qualified groups in their respective fields. Since 1998, 22nd Century has had multiple R&D agreements with North Carolina State University (“NCSU”) resulting in exclusive worldwide licenses to various patented technologies. We have utilized the model of many public-sector research organizations which entails obtaining an exclusive option or license agreement to any invention arising out of the funded research. In all cases, we fund and exclusively control all patent filings as the exclusive licensee. This model of contracting with public-sector researchers has enabled 22nd Century to control R&D costs while achieving our desired results, including obtaining exclusive intellectual property rights relating to all of our outsourced R&D.

Other R&D partners with the same arrangement have included the National Research Council of Canada, Plant Biotechnology Institute in Saskatoon, Canada (“NRC”), and the Nara Institute of Science and Technology in Nara, Japan (“NAIST”). The majority this R&D has involved the biosynthesis of nicotine in plants. Our R&D agreements with NCSU, NRC and NAIST expired in 2009. We did not have any outsourced R&D projects during 2010. In 2010, NAIST assigned to us all of their worldwide patents and patent applications that were previously licensed to 22nd Century on an exclusive basis. These patents and patent applications were a result of our R&D at NAIST. In November 2011, we entered into an R&D agreement with the University of Virginia (UVA) relating to nicotine biosynthesis in tobacco plants with a total budget of $500,000 for the period from November 2011 through December 2014. In 2012, we incurred approximately $100,000 of expenses for the R&D agreement at UVA. During the years ended December 31, 2012, 2011 and 2010, we incurred research and development expenses of approximately $729,000, $2,098,000 and $364,000, respectively.

Other than the R&D agreement at UVA, we have no other substantial third-party R&D commitments requiring funding. However, we may carry out a minimal amount of R&D in 2013, not to exceed $100,000, for additional field trials of plants from our seed lots that resulted from our R&D at NCSU, NRC, NAIST and UVA. Upon the required funding, we expect to carry out exposure studies for our modified risk cigarette candidates and will carry out additional clinical trials for X-22 if Hercules Pharmaceuticals, our subsidiary, identifies a joint venture partner willing to fund these trials.

Employees

We currently employ six (6) people, none of whom are represented by a union, and we consider our employee relations to be good.

Item 1A.	Risk Factors.

Risks Related to Our Business and Operations

We may not be able to continue as a going concern unless we obtain additional capital and future sales of equity securities will cause stockholders to experience substantial dilution.

Recurring losses from operations, our negative working capital of approximately $3.3 million and $1.9 million as of December 31, 2012 and 2011, respectively, shareholders’ deficit of $6.1 million and $1.2 million as of December 31, 2012 and 2011, respectively, and the uncertainty of obtaining additional capital on a timely basis, raise doubt about our ability to continue as a going concern. It is highly probable that any sales of equity securities will cause our stockholders to experience substantial dilution. It is also possible that such equity securities will have rights, preferences or privileges senior to those of existing stockholders. The report of our independent registered public accounting firm on our financial statements for the year ended December 31, 2012 expresses substantial doubt regarding whether we can continue as a going concern. We cannot guarantee our ability to continue as a going concern.

We have had a history of losses, and we may be unable to achieve or sustain profitability.

We experienced net losses, including adjustment of our warrant liability, of approximately $6.7 million, $1.3 million and $1.4 million during the years ended December 31, 2012, 2011 and 2010, respectively. We expect to continue to incur net losses and negative operating cash flows in the foreseeable future and cannot be certain that we will ever achieve profitability. Excluding extraordinary expenses such as clinical trials, our monthly expenses are approximately $125,000. Since 2007, we have received only limited licensing revenue from a former licensee and our only significant revenue has been from research cigarettes for which the market is limited. We will need to spend significant capital to fulfill planned operating goals and conduct clinical studies, achieve regulatory approvals and, subject to such approvals, successfully produce products for commercialization. Excluding contract growing of our proprietary tobacco with farmers and extraordinary expenses such as clinical trials and factory setup costs, our monthly cash expenditures are approximately $100,000. In the event the Company does not enter into an out-licensing agreement with a third party in 2013, approximately $1.6 million of additional cash is required through 2013, which includes paying approximately $1 million of obligations that will become due in 2013. There can be no assurance that the Company will be able to raise sufficient financing or obtain a licensing agreement.

We have a history of negative cash flow, and our ability to generate positive cash flow is uncertain.

We had negative cash flow before financing activities of approximately $1,927,000, $4,057,000 and $1,018,000 during the years ended December 31, 2012, 2011 and 2010, respectively. We anticipate that we will continue to have negative cash flow for the foreseeable future even though we have suspended clinical trials for X-22 because we have significant liabilities that are due or that will become due in 2013 and we will continue to incur expenses for sales and marketing, and general and administrative expenses. Our business will also require significant amounts of working capital to support our growth. Therefore, we will likely need to raise additional investment capital to achieve growth, and we may not achieve sufficient revenue growth to generate positive future cash flow. An inability to generate positive cash flow for the foreseeable future or raise additional capital on reasonable terms may decrease our long-term viability.

Our ability to obtain future debt financing is limited while shares of our Series A-1 Preferred Stock are outstanding.

Our Certificate of Designations regarding our Series A-1 Preferred Stock contains restrictive covenants that limit our ability to, among other things, incur or assume additional debt or provide guarantees in respect of obligations of other persons (in each case, so long as 1,000 or more shares of our Series A-1 Preferred Stock are outstanding, and other than with respect to lease obligations and purchase money indebtedness in an amount up to $200,000 in the aggregate), or create, assume, or suffer to exist any liens (other than liens for taxes not yet due, liens contested in good faith, and liens imposed in the ordinary course of business that do not materially impair the operation of the business) without, in each instance, the prior written consent of at least 67% in stated value of the then-outstanding shares of Series A-1 Preferred Stock. A breach of these covenants would trigger the ability of the holders of the Series A-1 Preferred Stock to redeem their shares of Series A-1 Preferred Stock for cash or shares of our common stock or elect to increase the dividend payments to be made on their shares of Series A-1 Preferred Stock to 18% per annum. However, our Certificate of Designations regarding our Series A-1 Preferred Stock allows us to issue securities without restrictions pursuant to strategic transactions approved by a majority of our disinterested directors, provided that any such issuance shall only be to an entity which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with our business which provides us additional benefits in addition to the investment of funds.

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

Our working capital requirements involve estimates based on demand expectations and may increase beyond those currently anticipated, which could harm our operating results and financial condition.

We have no experience in selling smoking cessation products or Modified Risk Cigarettes on a commercial basis. As a result, we intend to base our funding and inventory decisions on estimates of future demand. If demand for our products does not increase as quickly as we have estimated, our inventory and expenses could rise, and our business and operating results could suffer. Alternatively, if we experience sales in excess of our estimates, our working capital needs may be higher than those currently anticipated. Our ability to meet any demand for our products may depend on our ability to arrange for additional financing for any ongoing working capital shortages, since it is likely that cash flow from sales will lag behind our investment requirements.

We have suspended further clinical trials for FDA approval of our X-22 smoking cessation aid and we will need additional capital before we can complete the FDA authorization process for our Modified Risk Cigarettes.

We have suspended further clinical trials for FDA approval of our X-22 smoking cessation aid until we identify a suitable joint venture partner willing to fund further X-22 clinical trials. At that time we may resume our own sponsored X-22 clinical trials. There is no guarantee that we will identify a joint venture partner willing to fund further X-22 clinical trials. We estimate the cost of completing a Phase II trial will be approximately $2 million and the cost of completing two Phase III trials to be approximately $12 million. We will require additional capital in the future before we can complete the FDA authorization process for our Modified Risk Cigarettes. We estimate that the cost of completing the FDA authorization process for each of our two potential Modified Risk Cigarettes to be at least $2 million. If we raise additional funds through the issuance of equity securities for the FDA authorization process for our Modified Risk Cigarettes, our stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. However, our ability to raise funds through debt financing is limited while any shares of our Series A-1 Preferred Stock is outstanding. We also could elect to seek funds through arrangements with collaborators or licensees. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our potential products or grant licenses on terms that are not favorable to us.

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

We currently are not in compliance with annual “clean-up” provisions under a revolving line of credit.

Included in current liabilities at December 31, 2012 is a demand loan under a revolving credit agreement with a balance outstanding of $174,925, which is payable to a commercial bank and guaranteed by one of our shareholders. This exact same principal amount has been outstanding for over four years on a continuous basis, notwithstanding the fact that we have not complied with annual “clean-up” provisions which require that we repay all amounts outstanding for a period of 30 consecutive days each year. There are no additional amounts available to us under this credit agreement. We have paid interest only since 2008 (currently at the bank’s annual prime rate plus 0.75% or 4%) on a monthly basis according to the bank’s monthly payment statements. Our plans contemplate that this balance remains outstanding while we continue to pay interest only on a monthly basis. We may incur disruptions in our operations in the event the bank were to demand repayment in full, close the revolving credit agreement, and not allow us sufficient time to locate additional capital.

We will depend on third parties to manufacture our products.

We currently do not manufacture any of our products and depend on contract manufacturers to produce our products according to our specifications, in sufficient quantities, on time, in compliance with appropriate regulatory standards and at competitive prices. We currently do not have an arrangement with any contract manufacturer to produce our final version of X-22 smoking cessation aid once it is approved by the FDA.

Manufacturers supplying our potential products must comply with FDA regulations which require, among other things, compliance with the FDA’s evolving regulations on Current Good Manufacturing Practices (“cGMP(s)”), which are enforced by the FDA through its facilities inspection program. The manufacture of products at any facility will be subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. We cannot guarantee that our current contract manufacturers will pass FDA and/or similar inspections in foreign countries to produce the final version of our X-22 smoking cessation aid, or that future changes to cGMP manufacturing standards will not also affect the manufactures of our other products. Therefore, we may have to build our own manufacturing facility which would require additional capital.

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

Our X-22 smoking cessation aid may not achieve market acceptance among physicians, patients, third-party payers and others in the medical community. If we receive FDA approval for the marketing of X-22 as a smoking cessation aid in the U.S., the degree of market acceptance could depend upon a number of factors, including:

•	limitations on the indications for use for which X-22 may be marketed;
•	the establishment and demonstration in the medical community of the clinical efficacy and safety of our potential products and their potential advantages over existing products;
•	the prevalence and severity of any side effects;
•	the strength of marketing and distribution support; and
•	sufficient third-party coverage or reimbursement.

The market may not accept our X-22 smoking cessation aid, based on any number of the above factors. Even if the FDA approves the marketing of X-22 as a smoking cessation aid, there are other FDA-approved products available and there will also be future competitive products which directly compete with X-22. The market may prefer such existing or future competitive products for any number of reasons, including familiarity with or pricing of such products. The failure of any of our potential products to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

Our principal competitors in the smoking cessation market have, and any future competitors may have, greater financial and marketing resources than we do, and they may therefore develop products or other technologies similar or superior to ours or otherwise compete more successfully than we do.

We have no experience in selling smoking cessation products. Competition in the smoking cessation aid products industry is intense, and we may not be able to successfully compete in the market. In the market for FDA-approved smoking cessation aids, our principal competitors include Pfizer Inc., GlaxoSmithKline PLC, Perrigo Company, Novartis International AG, and Niconovum AB, a subsidiary of Reynolds American Inc. The industry consists of major domestic and international companies, most of which have existing relationships in the markets which we plan to sell, as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other smoking cessation products, our business could suffer, and we could lose or be unable to obtain market share.

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

If our competitors market products that are less expensive, safer or more effective than our potential products, or that reach the market before our potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our X-22 smoking cessation aid or our cigarette brands to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations and cash flows. Our competitors may:

• develop and market products that are less expensive or more effective than our products;

• commercialize competing products before we or our partners can launch our products; and

• initiate or withstand substantial price competition more successfully than we can.

If we fail to stay at the forefront of technological change, we may be unable to compete effectively.

Our competitors may render our technologies obsolete by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages that we believe we derive from our research approach and proprietary technologies. Our competitors may:

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

We depend upon independent tobacco farmers to grow our specialty proprietary tobaccos with specific nicotine contents for our products. As with other agricultural commodities, the price of tobacco leaf can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns, diseases and pests. We must also compete with other tobacco companies for contract production with independent tobacco farmers. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf prices, quality and quantity could affect our profitability and our business.

Our future success depends on our ability to retain key personnel.

Our success will depend to a significant extent on the continued services of our senior management team, and in particular Joseph Pandolfino, our Chief Executive Officer, Henry Sicignano III, our Chief Financial Officer and President, and Michael Moynihan, Ph.D., our Vice President of R&D. The loss or unavailability of any of these individuals may significantly delay or prevent the development of our potential products and other business objectives by diverting management’s attention to transition matters. While each of these individuals is party to employment agreements with us, they could terminate their relationships with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

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

The risk of product liability claims or product recalls, and associated adverse publicity, is inherent in the development, manufacturing, marketing and sale of tobacco and smoking cessation products. We do not currently have product liability insurance for our products or our potential products and do not expect to be able to obtain product liability insurance at reasonable commercial rates for these products. Any product recall or lawsuit seeking significant monetary damages may have a material adverse effect on our business and financial condition. A successful product liability claim against us could require us to pay a substantial monetary award. We cannot assure you that such claims will not be made in the future.

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

There can be no assurance that our X-22 smoking cessation aid will be approved by the FDA, European Medicines Agency, or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for our potential products or that review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our potential products. Our ability to complete the FDA-approval process in a timely manner is dependent, in part, on our ability to obtain “Fast Track” designation for X-22 by the FDA.

We submitted a request for Fast Track designation for X-22, and on August 18, 2011, the FDA informed us that it would not grant the designation of X-22 as a Fast Track product at this time because we did not demonstrate that X-22 shows potential to address an unmet medical need. Except for our Phase II-B clinical trial, all smoking cessation studies with very low nicotine (“VLN”) cigarettes containing our proprietary tobacco were independent studies and were not sponsored by 22nd Century Ltd under its own Investigational New Drug (“IND”). We plan to reapply for Fast Track designation, but not until results of a clinical trial conducted by us demonstrates an advantage (over currently approved smoking cessation products) in one of the following areas: efficacy, safety or improvement in some other factor such as compliance (a patient using a product as directed) or convenience. There is no guarantee that the FDA will grant Fast Track designation to X-22. We may also not obtain Priority Review of our X-22 New Drug Application (NDA), which would further delay FDA approval of X-22. The length of the FDA’s review of a New Drug Application without a Priority Review designation is normally ten months from the date of filing of the New Drug Application, although it is possible in certain cases for such review time to be longer. However, the FDA’s goal for reviewing a product with Priority Review status is normally six months from the date of the filing of a NDA. If we do not obtain Priority Review of our New Drug Application, we would then expect the timing of FDA approval of X-22 to be extended several additional months. Even if X-22 is approved by the FDA, the FDA may require the product to only be prescribed to patients who have already failed to quit smoking with another approved therapy. Further, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

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

In addition to seeking approval from the FDA for our X-22 smoking cessation aid in the United States, we intend to seek governmental approvals required to market X-22 and our other potential products in other countries. Marketing of our X-22 smoking cessation aid is not permitted in certain countries until we have obtained required approvals or exemptions in the individual country. The regulatory review process varies from country to country, and approval by foreign governmental authorities is unpredictable, uncertain and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may decide to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. If we export any of our potential products or products that have not yet been cleared for commercial distribution in the United States, such products may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

The trend toward managed healthcare in the United States and, the Affordable Care Act enacted on March 23, 2010, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our potential products which could adversely affect our business, financial condition, results of operations and cash flows.

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

We do not know whether clinical trials of our potential products will demonstrate safety and efficacy sufficiently to result in marketable products. Because our clinical trials for our X-22 smoking cessation aid and any other potential products may produce negative or inconclusive results, we may decide, or regulators may require us, to conduct additional clinical and/or preclinical testing for these potential products or cease our clinical trials. If this occurs, we may not be able to obtain approval or marketing authorization for these potential products or our anticipated time of bringing these potential products to the market may be substantially delayed and we may also experience significant additional development costs. We may also be required to undertake additional clinical testing if we change or expand the indications for our potential products.

Risks Related to the Tobacco Industry

Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of preventing the use of tobacco products.

Cigarette companies face significant governmental action, especially in the United States pursuant to the Tobacco Control Act, including efforts aimed at reducing the incidence of tobacco use, restricting marketing and advertising, imposing regulations on packaging, warnings and disclosure of flavors or other ingredients, prohibiting the sale of tobacco products with certain flavors or other characteristics, limiting or prohibiting the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packaging sizes, and seeking to hold retailers and distributors responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke. Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volume in the United States and certain other countries, and we expect that these factors will continue to reduce consumption levels in these countries.

Certain of such actions may have a favorable impact on our X-22 smoking cessation aid, or on our BRAND A and BRAND B cigarettes if we are able to market them as Modified Risk Cigarettes. However, there is no assurance of such favorable impact and such actions may have a negative impact on our ability to market RED SUN and MAGIC.

Significant regulatory developments will take place over the next few years in many markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the appeal of tobacco products. Partly because of some or a combination of these efforts, unit sales of tobacco products in certain markets, principally Western Europe and Japan, have been in general decline and we expect this trend to continue. Our operating results could be significantly affected by any significant decrease in demand for cigarettes, any significant increase in the cost of complying with new regulatory requirements and requirements that lead to a commoditization of tobacco products such as the 2012 implementation of plain packaging in Australia.

If implemented in the future, the FDA requirement regarding graphic health warnings on cigarette packaging and in cigarette advertising is likely to have a negative impact on sales of our products.

In November 2010, as required by the Tobacco Control Act, the FDA issued a proposed rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. These warning were finalized on June 21, 2011 and consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. The FDA selected nine images from the originally proposed 36 images after reviewing the relevant scientific literature, analyzing the results from an 18,000 person study and considering more than 1,700 comments from a variety of groups. The graphic health warnings will be located beneath the cellophane wrapping on cigarette packages, and will comprise the top 50 percent of the front and rear panels of cigarette packages. The graphic health warnings will occupy 20 percent of a cigarette advertisement and will be located at the top of the advertisement. Each warning is accompanied by a smoking cessation phone number, 1-800-QUIT-NOW. Although these graphic health warnings were supposed to be implemented in September 2012, a federal judge ruled that these warnings are unconstitutional. If and when these graphic health warnings are implemented, all cigarettes manufactured for sale or distribution in the United States will need to include these new graphic health warnings on their packages. Any reduction in the number of smokers will probably reduce the demand for MAGIC and RED SUN, as well as X-22, BRAND A and BRAND B, if and when approved/authorized by the FDA. MAGIC, RED SUN, BRAND A and BRAND B will be subject to these new packaging and advertising regulations. It is unclear at this time whether the FDA may require X-22 and SPECTRUM to be subject to these new packaging and advertising regulations.

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

Damages claimed in some tobacco-related litigation are significant and, in certain cases range into the billions of dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our results of operations, cash flows or financial position could be materially affected by an unfavorable outcome or settlement of litigation.

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

Tobacco companies are often subject to investigations, including allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of custom duties and/or excise taxes, and allegations of false and misleading usage of descriptors such as “lights” and “ultra lights.” We cannot predict the outcome of any to which we may become subject, and we may be materially affected by an unfavorable outcome of future investigations.

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

The patent positions of life sciences companies, like ours, can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. No consistent policy regarding the breadth of claims allowed in such companies’ patents has emerged to date in the United States. The general patent environment outside the United States also involves significant uncertainty. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technology. Additionally, life science companies like ours are often dependent on creating a pipeline of products. We may not be able to develop additional potential products or proprietary technologies that produce commercially viable products or that are themselves patentable.

Although there are currently no challenges to any portion of our intellectual property, our issued patents may be subject to challenge and possibly invalidated by third parties. Changes in either the patent laws or in the interpretations of patent laws in the United States or other countries may diminish the value of our intellectual property. In addition, others may independently develop similar or alternative products and technologies that may be outside the scope of our intellectual property. Should third parties obtain patent rights to similar products or technology, this may have an adverse effect on our business.

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

To the extent that consultants or key employees apply technological information independently developed by them or by others to our products and potential products, disputes may arise as to the proprietary rights of the information, which may not be resolved in our favor. Key employees are required to assign all intellectual property rights in their discoveries to us. However, these key employees may terminate their relationship with us, and we cannot preclude them indefinitely from dealing with our competitors. If our trade secrets become known to competitors with greater experience and financial resources, the competitors may copy or use our trade secrets and other proprietary information in the advancement of their products, methods or technologies. If we were to prosecute a claim that a third party had illegally obtained and was using our trade secrets, it could be expensive and time consuming and the outcome could be unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets than courts in the United States. Moreover, if our competitors independently develop equivalent knowledge, we would lack any contractual claim to this information, and our business could be harmed.

The ability to commercialize our potential products will depend on our ability to sell such products without infringing the patent or proprietary rights of third parties. If we are sued for infringing intellectual property rights of third parties, such litigation could be costly and time consuming and an unfavorable outcome could have a significant adverse effect on our business.

The ability to commercialize our potential products will depend on our ability to sell such products without infringing the patents or other proprietary rights of third parties. Third-party intellectual property rights in our field are complicated, and third-party intellectual property rights in these fields are continuously evolving. While we have conducted searches for such third-party intellectual property rights, we have not performed specific searches for third-party intellectual property rights that may raise freedom-to-operate issues, and we have not obtained legal opinions regarding commercialization of our potential products. As such, there may be existing patents that may affect our ability to commercialize our potential products.

In addition, because patent applications are published up to 18 months after their filing, and because patent applications can take several years to issue, there may be currently pending third-party patent applications and freedom-to-operate issues that are unknown to us, which may later result in issued patents.

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

We own 12 issued patents and we have the exclusive license to an additional 95 issued patents in an aggregate of 78 countries. In addition, we own or exclusively license approximately 39 pending patent applications, of which we own 24 such patent applications and have an exclusive license to 15 such patent applications. We cannot assure you these patent applications will issue, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

Our two worldwide exclusive licenses, one from North Carolina State University (“NCSU”) and the other from National Research Council of Canada, Plant Biotechnology Institute in Saskatoon, Canada (“NRC”), each involve multiple patent families.  The exclusive rights under the NCSU agreement expires on the date on which the last patent or registered plant variety covered by the subject license expires in the country or countries where such patents or registered plant varieties are in effect. The NCSU license relates predominately to issued patents, and the NCSU license will expire in 2023.  The exclusive rights under the NRC agreement expires on the date on which the last patent or covered by the subject license expires in the country or countries where such patents are in effect. The NRC license relates predominately to patent applications, and the NRC license will expire in 2028.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not develop or be sustained, and you may not be able to resell your shares at or above the price at which you purchased them.

An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, shares of common stock may not be able to be resold at or above the purchase price of such shares. Although there can be no assurances, we expect that our common stock will continue to be quoted on the OTC Bulletin Board, an over-the-counter quotation system, on which the shares of our common stock are currently quoted. However, even if our common stock continues to be quoted on the OTC Bulletin Board, it is unlikely that an active market for our common stock will develop in the foreseeable future. It may be more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock compared to securities of companies whose shares are traded on the NASDAQ Stock Market or other stock exchanges.

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

The conversion of our Series A-1 Preferred Stock and exercise of outstanding warrants, convertible notes and options may depress our stock price and will likely result in significant dilution to our common stockholders.

There are a significant number of outstanding warrants, convertible notes and options to purchase shares of our stock and we have issued shares of Series A-1 Preferred Stock that are convertible into our common stock. If the market price of our common stock exceeds the exercise price of outstanding warrants and options or the conversion price of our convertible notes and shares of Series A-1 Preferred Stock, holders of those securities may be likely to exercise or convert such shares and sell the common stock acquired in the open market. Sales of a substantial number of shares of our common stock in the public market by holders of warrants, convertible notes, options or preferred shares may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, if the holders of outstanding options, convertible notes, warrants or preferred shares exercise or convert those shares, as applicable, our common stockholders will incur dilution in their relative percentage ownership.  The prospect of this possible dilution may also impact the price of our common stock.

In addition, our Series A-1 Preferred Stock and the majority of our outstanding warrants contain anti-dilution provisions, which may, under certain circumstances, reduce the exercise or conversion price or increase the number of shares issuable, or both.

Any downward adjustment to the conversion price of our Series A-1 Preferred Stock may depress our stock price and will result in significant dilution to our common stockholders.

The conversion price of the Series A-1 Preferred Stock is subject to adjustment in certain events. This potential reduction in conversion price could significantly increase the number of shares that could be issued upon conversion of the Series A-1 Preferred Stock and would result in substantial dilution to the other holders of common stock.

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

We are controlled by our current officers and directors.

As of March 7, 2013, our directors and executive officers as a group beneficially owned approximately 38.1% of our common stock. Accordingly, our directors and executive officers will have substantial influence over, and may have the ability to control, the election of our board of directors and the outcome of issues submitted to a vote of our stockholders.

We do not expect to declare any dividends on our common stock in the foreseeable future.

We have not paid cash dividends to date on our common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our business, and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. In addition, the terms of the Series A-1 Preferred Stock prevent the payment of dividends on our common stock unless holders of at least 67% in stated value of the then-outstanding shares of Series A-1 Preferred Stock consent to such dividend. Additionally, the terms of any future debt facilities may preclude us from paying dividends on the common stock. As a result, capital appreciation, if any, of our common stock could be the sole source of gain for the foreseeable future.

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

As a Nevada corporation, we are subject to the provisions of Nevada Revised Statutes Sections 78.411 through 78.444, which prohibit an “interested stockholder” from entering into a combination with the corporation, unless certain conditions are met. An “interested stockholder” is a person who, together with affiliates and associates, beneficially owns (or within the prior two years did own) 10 percent or more of the corporation’s voting stock.

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

Our principal administrative offices are located in Clarence, New York. We currently lease 3,800 square feet of office space. The lease commenced September 1, 2011 and expires August 31, 2014. Scheduled rent remaining as of December 31, 2012 is $37,833 for 2013 and $28,000 for 2014.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol “XXII.OB.” As of March 7, 2013, there were 63 holders of record of shares of our common stock. The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock, as derived from quotations provided by the OTC Bulletin Board Information Center.

Quarter Ended	High Bid	Low Bid

December 31, 2012	$0.95	$0.15
September 30, 2012	$0.88	$0.20
June 30, 2012	$1.13	$0.35
March 31, 2012	$0.75	$0.25
December 31, 2011	$1.34	$0.25
September 30, 2011	$1.30	$0.60
June 30, 2011	$1.30	$1.10
March 31, 2011*	$1.41	$1.01

*From January 25, 2011, the date of the Merger.

Dividend Policy

We have not previously and do not plan to declare or pay any dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

In addition, the terms of the Series A-1 Preferred Stock prevent the payment of dividends on our common stock unless holders of at least 67% in stated value of the then-outstanding shares of Series A-1 Preferred Stock consent to such dividend. In the event we do declare a dividend, the holders of the Series A-1 Preferred Stock and Series A, B and C Warrants will participate in such dividend payment on an as-converted basis to common stock (without regard to the 9.99% beneficial ownership limitation).

Recent issuances of Unregistered Securities

On November 9, 2012, we entered into a Securities Purchase Agreement with certain accredited investors whereby the investors acquired 3,238,000 shares of common stock and warrants with a 5-year term to purchase up to 1,619,000 shares of our common stock at an initial exercise price of $1.00 per share, subject to adjustment pursuant to the terms of the warrants, for an aggregate purchase price of approximately $809,500.

The common stock and warrants were offered and sold pursuant to an exemption from the registration requirements under Sections 4 (2), Section 4(6) and Regulation S of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

Shares authorized for issuance under equity compensation plans

October 21, 2010, the Company established the 2010 Equity Incentive Plan, or EIP, for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP authorizes the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, restricted stock and restricted stock units.

The following table summarizes the number of stock options issued and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,015,000	(1)	$0.69	(2)	2,055,000

Equity compensation plans not approved by security holders	0		N/A		0

Total	1,015,000				2,055,000

(1)	Includes 550,000 restricted stock awards that are issued but not vested as of December 31, 2012.

(2)	Weighted average exercise price only applies to the 465,000 shares issuable upon exercise of outstanding stock options.

Item 6.	Selected Financial Data.

This item is not applicable to us as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 25, 2011, 22nd Century Limited, LLC completed a reverse merger transaction (the “Merger”) with 22nd Century Group, Inc. 22nd Century Limited, LLC is a wholly owned subsidiary of 22nd Century Group, Inc. which continues to operate the business of 22nd Century Limited, LLC. All references to shareholders or common shares include the historical members and membership Units of 22nd Century Limited, LLC because, in the Merger, such Units were exchanged for common shares on a one-for-one basis and from an accounting standpoint, they are equivalent. The Merger is being accounted for as a reverse acquisition and a recapitalization; 22nd Century Limited, LLC is the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements prior to the Merger are those of 22nd Century Limited, LLC and are recorded at the historical cost basis of 22nd Century Limited, LLC, and the consolidated financial statements since completion of the Merger include the assets and liabilities of 22nd Century Limited, LLC, historical operations of 22nd Century Limited, LLC and operations of 22nd Century Group, Inc. from the closing date of the Merger. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Recent Developments

Private Placement of Preferred Stock and Warrants

On January 11, 2013, we entered into and closed the transactions described in a Securities Purchase Agreement with certain accredited investors identified therein (collectively, the “Purchasers”), whereby we sold 2,500 shares of newly created Series A-1 10% Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and Warrants (as defined below) for an aggregate purchase price of $2,500,000. The Company realized net proceeds of approximately $2.125 million. We also entered into a Registration Rights Agreement whereby we agreed to file a registration statement to register the resale of the shares of our common stock that are potentially issuable under each of the securities described below.

The shares of Series A-1 Preferred Stock are initially convertible into a total of 4,166,666 shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments based on the market value of our common stock during prescribed periods and upon certain events. The Series A-1 Preferred Stock will pay a 10.0% annual cash dividend, which may be payable in shares of our common stock in certain circumstances, and will have a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock has no voting rights.

The Series A-1 Preferred Stock has been issued subject to certain negative covenants, which are restrictions on the Company that will remain in effect for as long as any shares of Series A-1 Preferred Stock are outstanding, unless the holders of at least 67% in stated value of the then outstanding shares of Series A-1 Preferred Stock have otherwise given prior written consent.

We also issued to the Purchasers a Series A warrant (the “Series A Warrant”), a Series B warrant (the “Series B Warrant”), and a Series C warrant (the “Series C Warrant”) (with the Series A Warrant, Series B Warrant and Series C Warrant being collectively referred to herein as the “Warrants”). The Series A Warrant allows the Purchasers the right to acquire, initially before any adjustments to the conversion price, up to an additional 4,166,666 shares of the Company’s common stock at an exercise price of approximately $0.72 per share over a period of five (5) years. The Series A Warrant also allows for such warrant to be exercised on a cashless basis. The Series B Warrant allows the Purchasers a one-year period to exercise an overallotment option as contained in the Series B Warrant to purchase, initially before any adjustments to the conversion price, up to an additional aggregate of 2,083,334 shares of the Company’s common stock at a price of $0.60 per share. The Series B Warrant may not be exercised on a cashless basis except only in certain limited circumstances. In the event the Purchasers exercise, in whole or in part the overallotment option as contained in the Series B warrant, then the Purchasers shall have the right to exercise on a pro rata basis the portion of the Series C Warrant issued to the Purchasers to acquire, initially before any adjustments to the conversion price, up to an additional aggregate of 2,083,334 shares of the Company’s common stock at an exercise price of approximately $0.72 per share over a period of five (5) years. The Series C Warrant allows for such warrant to be exercised on a cashless basis.

The Series A-1 Preferred Stock and the Warrants contain exercise and conversion limitations providing that a holder thereof may not convert or exercise (as the case may be) to the extent that, if after giving effect to such conversion or exercise (as the case may be), the holder or any of its affiliates would beneficially own in excess of 9.99% of the outstanding shares of common stock immediately after giving effect to such conversion or exercise (as the case may be).

From January 1, 2013 through February 6, 2013, convertible notes that were issued on December 14, 2011 (the “Convertible Notes”) with a carrying value at December 31, 2012 of approximately $1.41 million were converted into 2,035,720 shares of common stock and warrants to acquire 2,662,769 shares of common stock. While both these steps significantly improved the Company’s financial position, we will need additional financing or one or more licensing arrangements for its technology and products in order to complete the cash requirements to fund operations and meet its obligations during 2013. There can be no assurance that the Company will be able to raise sufficient financing or obtain a significant licensing agreement.

Overview

22nd Century Ltd, our wholly-owned subsidiary, is a plant biotechnology company and we believe the global leader in modifying the content of nicotinic alkaloids in tobacco plants through genetic engineering and plant breeding. We own or exclusively control 107 issued patents and exclusively control 39 patent applications; we own 12 issued patents plus 22 patent applications and we license on an exclusive basis 95 issued patents and 17 patent applications. Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) and Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) are wholly-owned subsidiaries of 22nd Century Ltd. Goodrich Tobacco is focused on commercial tobacco products and potential Modified Risk cigarettes. Hercules Pharmaceuticals is focused on X-22, a prescription smoking cessation aid in development.

We believe that our proprietary technology will enable us to capture a share of the global market for approved smoking cessation aids and the emerging market for modified risk tobacco products. The Company is primarily involved in the following activities:

•	The international licensing of 22nd Century Ltd’s technology, proprietary tobaccos, trademarks and brands;

•	The development of its X-22 prescription smoking cessation aid in development;

•	The development of its modified risk tobacco products;

•	The pursuit of necessary regulatory approvals and clearances at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as Modified Risk Cigarettes in the U.S.;

•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes; and

•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”).

We have operated at a loss since 2006 when we increased our research and development expenditures. In the years ended December 31, 2012, 2011 and 2010 we realized revenues of $18,775, $788,601 and $49,784, respectively mainly from our research cigarette program, and in 2009 we realized sales of $27,612 from limited test marketing of our cigarettes. We are in the process of transitioning from solely developing proprietary technology and tobacco to developing and commercializing our own technology and products.

Our prospects depend on our ability to generate and sustain revenues from (i) sales of RED SUN and MAGIC, our X-22 smoking cessation aid, our potential Modified Risk cigarettes and our proprietary tobacco and (ii) licensing of our technology and products. Our ability to generate meaningful revenue from X-22, especially in the United States, depends on FDA approval, and our ability to generate meaningful revenue from our potential Modified Risk cigarettes in the U.S. depends in large part on obtaining FDA authorization to market these products as Modified Risk cigarettes. If our products are approved and authorized by the FDA, we must still meet the challenges of successful marketing and distribution and consumer acceptance. We are currently in the process of identifying potential joint venture partners to fund the remaining X-22 clinical trials. There is no guarantee that we will (i) obtain the funds necessary to complete additional clinical trials, (ii) identify potential joint venture partners to fund the remaining X-22 clinical trials, (iii) obtain FDA approval, or (iv) capture significant share of the smoking cessation market upon FDA approval.

In March 2011, our subsidiary, Goodrich Tobacco introduced two of our products, RED SUN and MAGIC cigarettes into U.S. commerce. Goodrich Tobacco has thus far had its brands contract manufactured by a non-participating manufacturer to the “Master Settlement Agreement” or “MSA,” a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). After attempting throughout 2012 to negotiate a contract manufacturing agreement with multiple participating manufacturers to the MSA to have RED SUN and MAGIC produced by a participating manufacturer to the MSA, and not coming to terms, on January 23, 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC. To facilitate Goodrich Tobacco becoming a participating manufacturer of the MSA, we have curtailed the sales and marketing of these products, especially in 2012 because the more RED SUN and MAGIC that is sold while being produced by a non-participating manufacturer, the greater settlement cost Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA.

Our Investigational New Drug Application for X-22, a kit of very low nicotine (“VLN”) cigarettes, was cleared by the FDA in July 2011. Our X-22 Phase II-B clinical trial was completed in the first quarter of 2012 and did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases smoking quit rates. We continue to believe that our VLN cigarettes are effective as a smoking cessation aid. However, we have suspended sponsoring further X-22 clinical trials pending a complete analysis of results of two independent smoking-cessation trials that were completed in 2012 (ClinicalTrials.gov Identifiers NCT01050569 and NCT01250301), which utilized a different version of our VLN cigarette with a nicotine content similar to those used in previous successful smoking-cessation trials and higher than that used in our own sponsored Phase II-B trial. A portion of the results of these two trials has been disclosed at the 2013 annual meeting of the Society for Research on Nicotine and Tobacco. These preliminary results are promising for the further development of X-22.

The full set of results of these 2 independent clinical trials are expected to be published in peer reviewed journals and will be compared to results of other independent clinical trials of our VLN cigarettes and results of our Phase II-B trial to determine which variables optimize cessation. One preliminary hypothesis, in conjunction with results of various other studies of our VLN cigarettes, is that having two types of prescription VLN cigarettes available may be advantageous for increased smoking cessation in the general population; one having a higher nicotine content than the other. Upon identifying a suitable joint venture partner to fund further X-22 clinical trials, we will then request a meeting with the U.S. Food and Drug Administration (“FDA”), and thereafter we may resume our own sponsored X-22 clinical trials.

The Company expects to file applications in 2013 with the FDA for two types of Modified Risk cigarettes in accordance with the FDA’s issued Modified Risk Tobacco Product Applications Draft Guidance released on March 30, 2012. This provides the framework for applicants to submit data for modified risk product candidates. Goodrich Tobacco, our subsidiary, has developed two types of potential Modified Risk cigarettes. The first proprietary cigarette, referred to as BRAND A, is a VLN cigarette containing approximately 95 percent less nicotine than the leading U.S. cigarette brands. 22nd Century’s recent Phase II-B clinical trial and studies by independent researchers have demonstrated that smoke exposure (and cigarettes per day) is significantly reduced with VLN cigarettes. The second proprietary cigarette, referred to as BRAND B, is a low-tar cigarette with a relatively high nicotine content, effectively the world’s lowest tar-to-nicotine ratio cigarette. Unlike low-tar/low-nicotine brands currently on the market (previously labeled “light” or “ultra- light” before these descriptors were banned in the U.S. by the Tobacco Control Act in 2010), the nicotine yield of BRAND B is not reduced. Studies have demonstrated that for those smoking low-tar research cigarettes, similar to BRAND B, compensatory smoking is greatly curtailed as compared to those smoking regular cigarettes. Additional studies will be necessary to establish whether BRAND B cigarettes achieve similar results.

The National Institute on Drug Abuse (“NIDA”), a component of the National Institutes of Health (“NIH”), provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. In 2009, NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We have agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply modified nicotine cigarettes to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. These government research cigarettes are distributed under the Company’s mark SPECTRUM. The Company delivered approximately 9 million SPECTRUM research cigarettes during the year ended December 31, 2011 and delivered an additional 2.7 million SPECTRUM research cigarettes in July 2012.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue.  In the year ended December 31, 2012, we realized revenue of $18,775, mainly from our research cigarette program, as compared to revenue of $788,601 in year ended December 31, 2011. As of December 31, 2012 we had an outstanding backorder of approximately $3,000 for our research cigarettes.

Other income. In the year ended December 31, 2011, we recognized other income of $223,540 from a therapeutic grant award we received in fourth quarter of 2010.

Costs of goods sold.  In the year ended December 31, 2012, costs of goods sold were $67,967 which exceeded revenue by 262% since we provided RTI with certain SPECTRUM research cigarettes without charge mainly due to production delays. In the year ended December 31, 2011, costs of goods sold were $418,171 or 53% of revenue. Costs of goods sold in the year ended December 31, 2011 include inventories written off in the fourth quarter of 2011 of $178,670 due to changes in the Company’s manufacturing plans that rendered these costs not recoverable.

Research and development expense.  Research and development expense was $729,225 in the year ended December 31, 2012, a decrease of $1,368,755, or 65%, from $2,097,980 in the year ended December 31, 2011. This decrease is mainly the result of suspending our clinical trials for X-22 early in the first quarter of 2012. In the year ended December 31, 2011 approximately $1.6 million was for expenditures related to the filing of our Investigational New Drug Application and our Phase II-B clinical trials for X-22.

General and administrative expense.   General and administrative expense was $2,205,450 in the year ended December 31, 2012, an increase of $419,907, or 24%, from $1,785,543 in the year ended December 31, 2011. The increase was mainly attributable to the $337,165 increase in equity based compensation costs for administrative personnel which were $662,601 in 2012 as compared to $325,436 in 2011. The remainder of the increase was due to costs associated with investor relations activities.

Sales and marketing costs.  Sales and marketing costs were $61,876 in the year ended December 31, 2012, a decrease of $224,157, or 78%, from $286,033 in the year ended December 31, 2011. The costs in 2011 related to the domestic market introduction of RED SUN and MAGIC and included expenses related to product testing, product and packaging design, product branding, trade samples, trade shows and advertising. Early in 2012, we curtailed marketing of these brands in order to facilitate reaching an agreement to have these products produced by a participating manufacturer of the MSA and, as a result, sales and marketing costs in 2012 were reduced as compared to 2011.

Amortization and depreciation expense.  Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 10% in the year ended December 31, 2012 to $198,406, up from $179,953 in the year ended December 31, 2011. This increase of $18,453 is mainly due to our additional investment in patents and trademarks in 2011 of $98,191and in 2012 of $162,774.

Warrant liability change – net. In multiple private placements in 2012, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants the value exceeded the total consideration received by an aggregate of $814,500 resulting in an immediate charge to expense for this amount. This charge was in addition to the loss of $1,183,543 resulting from the increase in the estimated fair value during the year ended December 31, 2012 of all warrants we have issued. The market adjustment recorded in the year ended December 31, 2011 was a gain of $2,511,750. The change in the fair value of the warrant liability has been caused mainly by the decrease of the price of our common stock.

Interest expense and amortization of debt discount and expense.  Interest expense and amortization of debt discount and debt issuance costs increased in the year ended December 31, 2012 to $1,494,545 from $103,998 in the year ended December 31, 2011. This increase of $1,390,547 or 1,337% was primarily a result of the amortization of debt discount and debt issuance costs related to convertible notes issued on December 14, 2011 and August 9, 2012, which also includes charges to interest expense for the value of warrants in excess of the note payable converted, totaling approximately $31,000 related to the partial conversions of the December 14, 2011 convertible notes.

Net loss.  We had a net loss in the year ended December 31, 2012 of $6,736,737 as compared to a net loss of $1,347,787 in the year ended December 31, 2011, as a result of the warrant liability change and an increase in interest expense and amortization of debt discount and expense as well as a reduction in revenues.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

As of December 31, 2012, we had negative working capital of approximately $3.3 million as compared to negative working capital of approximately $1.9 million at December 31, 2011. The $1.4 million increase in negative working capital was primarily the result of $1.7 million of cash used in operations and $1.2 million of note discount amortization that resulted in an increase in the carrying value of the convertible notes, which were offset by approximately $1.5 million of proceeds from equity securities we issued during 2012.

Cash demands on operations

In 2012 and 2011, we operated at a loss and operating activities consumed more than $5.2 million in cash during this two year period. Cash on hand at December 31, 2012 of $188 was insufficient to fund operations and meet our obligations as they come due in 2013. The Company has suspended clinical trials for X-22 and is seeking licensing agreements for its products with both domestic and international businesses. At December 31, 2012, the Company had current assets of $1,281,305 and current liabilities of $4,602,948.

On January 11, 2013, the Company closed a private placement and realized net proceeds of approximately $2.125 million. From January 1, 2013 through February 6, 2013, the Convertible Notes with a carrying value at December 31, 2012 of approximately $1.41 million were converted into common stock and warrants. While both these steps significantly improved the Company’s financial position; we will need additional capital or one or more licensing arrangements for our technology and products in order to meet cash requirements to fund operations and meet our obligations during 2013. Excluding contract growing of our proprietary tobacco with farmers and extraordinary expenses such as clinical trials and factory setup costs, our monthly cash expenditures are approximately $100,000. In the event the Company does not enter into an out-licensing agreement with a third party in 2013, approximately $1.6 million of additional capital is required through 2013, which includes paying approximately $1 million of obligations that will become due in 2013. The Company expects its cigarette factory start up costs to require an additional $250,000 of capital. It plans to lease a portion of the machinery required. There can be no assurance that the Company will be able to raise sufficient capital or obtain a licensing agreement.

Other than the R&D agreement at UVA, the Company has no other substantial third-party R&D commitments requiring funding. The Company may carry out a minimal amount of R&D in 2013, not to exceed $100,000, for additional field trials of plants from our seed lots that resulted from our R&D at NCSU, NRC, NAIST and UVA. Upon the required funding, we expect to carry out exposure studies for our Modified Risk cigarette candidates and will carry out additional clinical trials for X-22 if Hercules Pharmaceuticals, our subsidiary, identifies a joint venture partner willing to fund these trials.

The ability to complete additional equity or debt financings on acceptable terms will depend on a number of factors, including the general performance of the capital markets, the Company’s progress in the manufacture, distribution and sale of its products, licensing of its technology, products and tobacco, and results on independent smoking cessation clinical trials utilizing the Company’s products. In addition, our ability to complete additional debt and equity financings is limited by covenants related to our Series A-1 Preferred Stock, unless we issue securities to an entity in a business synergistic to ours. Failure to license the Company’s technology, products and tobacco or to raise sufficient capital would significantly increase the risk that we would be unable to continue operations. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technology, tobacco or products or grant licenses on terms that are not favorable to us.

Net Cash used in Operating Activities.

In the year ended December 31, 2012, $1,764,445 of cash was used in operating activities compared to $3,449,430 of cash used in operating activities in the year ended December 31, 2011. This decreased use of cash of $1,684,985 was mainly due to the decrease of clinical trial expenses in 2012 as compared to 2011 and less cash was used in paying down debt in 2012 as compared to 2011.

Net Cash used in Investing Activities.

In the year ended December 31, 2012, we used $162,774 of cash related to third party costs incurred for patents and trademarks and the acquisition of office furniture and fixtures as compared to $607,297 used in the year ended December 31, 2011. This decrease was attributable to our payment, in 2011, of $500,000 towards outstanding patent costs charges that were deferred in prior periods.

Net Cash From Financing Activities.

During the year ended December 31, 2012, we generated $1,675,158 from our financing activities mainly as a result of the $1,467,500 proceeds from the May and November 2012 private placements, the $210,000 proceeds from the August 9, 2012 convertible notes, $4,136 in advances from officers and $56,000 in proceeds from the issuance of short term secured notes, partially offset by payments on borrowings of $41,000 and net payments to a related party of $21,478. During the year ended December 31, 2011, we generated net cash of $4,308,666 from our financing activities; we received approximately $3,293,789 in net cash proceeds from the private placement that closed on January 25, 2011, and approximately $1.7 million from the issuance of the December 14, 2011 Convertible Notes and $215,000 from the issuance of notes; these receipts were partially offset by the payments on borrowings of a $443,276, payment of debt issuance costs of $23,500, $10,914 in net advances to officers and net payments to a related party of a related party $22,433.

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

Revenue Recognition

We recognize revenue at the point the product is shipped to a customer and title has transferred. Revenue from the sale of our products is recognized net of cash discounts, sales returns and allowances. Federal cigarette excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes in which such taxes do not apply.

We were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four development stages. These government research cigarettes are distributed under the mark SPECTRUM. The Company completed the four developmental stages and delivered approximately 9 million cigarettes during the year ended December 31, 2011 and recognized the related revenue. Revenue related to the additional 2.7 million SPECTRUM research cigarettes we shipped in July 2012 was recognized at the point the cigarettes were shipped and title transferred. Future revenue under this sub-contract arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (e.g., patents and trademarks) are reviewed annually for impairment. We have not recognized any impairment losses during the two year period ended December 31, 2012.

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

Convertible Debt

When the convertible feature of the conventional convertible debt is issued, the embedded conversion feature is evaluated to determine if bifurcation and derivative treatment is required whether there is a beneficial conversion feature. When the convertible debt provides for an effective rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any embedded or detachable free standing instruments that are included, such as common stock and warrants. We record a BCF as a debt discount pursuant to FASB ASC Topic 470-20. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt.

For the convertible notes issued December 2011 and August 2012, we recorded the OID and the BCF related to these convertible notes as a debt discount and recorded the convertible notes net of the discount related to both the OID and the BCF. Debt discount is amortized to interest expense over the life of the debt.

Income taxes

Prior to the closing of the Merger, 22nd Century Ltd was organized as a limited liability company and treated as a partnership for income tax purposes; accordingly prior to the Merger, 22nd Century Ltd was not directly responsible for income taxes (income and losses passed through to its LLC members) and did not have to account for them.  Following the Merger on January 25, 2011, we are subject to federal and state income taxes.  Accordingly, since the Merger date, we are required to recognize deferred tax assets and liabilities for any differences in basis in assets and liabilities between tax and GAAP reporting.  Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future it has determined that it is more likely than not that its net deferred tax asset, which includes net operating loss carryforwards, will not be realized.  Accordingly, the Company has recorded a full valuation allowance to reduce the net deferred tax asset to zero for the period from January 25, 2011 through December 31, 2011 and for the 2012 calendar year. The Company incurred net operating losses for each of these periods and accordingly has made no provision for current income taxes.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of December 31, 2012 would have the impact of increasing or decreasing the liability by approximately $875,000.

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

Inflation

Inflation did not have a material effect on our operating results for the two years ended December 31, 2012 and 2011.

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

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2012, that our internal controls over financial reporting were not effective and that a material weakness exists in our internal control over financial reporting.  The material weakness consists of controls associated with segregation of duties.  To address the material weakness we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

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

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest, which were due on July 1, 2012 have not been paid as of December 31, 2012. The outstanding principal on this note was $350,000 as of December 31, 2012 and 2011. In January 2013 the Company repaid $175,000 of note principal and all accrued interest; the balance of $175,000 was replaced by a new note which is unsecured, bears interest at 5% and matures July 1, 2014 or sooner if the Company receives license revenue or financing of at least $1,500,000 prior to maturity.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below is information regarding our directors, executive officers and key personnel.

Name	Age	Position
Joseph Pandolfino	44	Chief Executive Officer and Director
Henry Sicignano, III	45	Chief Financial Officer, President, Secretary and Director
Michael R. Moynihan, Ph.D.	60	Vice President of R&D
Joseph Alexander Dunn, Ph.D.	59	Director
James W. Cornell	56	Director

Our executive officers are appointed by the board of directors and serve at the discretion of the board. There are no family relationships among our directors and executive officers.

Our bylaws provide that the number of members of our Board of Directors shall not be less than one nor more than thirteen. The number of authorized directors as of the date of this report is four. Directors hold office for a one year term expiring at the annual meeting in 2013 (or until their respective successors are elected and qualified, or until their earlier death, resignation or removal). The experience, qualifications, attributes and skills that led to the conclusion that the persons should serve as a Director of our Company are described below in each Director nominee’s biography.

Joseph Pandolfino, MBA, Chief Executive Officer and Director

Mr. Pandolfino, age 44, has served as our Chief Executive Officer and as a Director since the closing of the Merger in January 2011 between the Company and 22nd Century Limited, LLC. He founded 22nd Century Limited, LLC in 1998 and has over 15 years experience in all aspects of the tobacco industry, including 12 years with genetically-engineered tobacco. He served as President of 22nd Century Limited, LLC from its inception until April 2010 and as Chief Executive Officer of 22nd Century Limited, LLC since April 2010. Mr. Pandolfino oversees our operations, strategy and product development. Mr. Pandolfino holds a B.S. Degree in Business Administration from Medaille College and an M.B.A. Degree from the State University of New York at Buffalo. Mr. Pandolfino’s significant experience in all aspect of the tobacco industry as well as his experience leading 22nd Century Limited, LLC led to our conclusion that he should serve as a director of our Company.

Henry Sicignano, III, MBA, Chief Financial Officer, President and Director

Henry Sicignano, III, MBA. Mr. Sicignano, age 45, has served as our President and Secretary since the closing of the Merger in January 2011 between the Company and 22nd Century Limited, LLC, as a Director since March 4, 2011, and as interim Chief Financial Officer since July 6, 2012. From August 2005 to April 2009, Mr. Sicignano served as a General Manager and as the Director of Corporate Marketing for NOCO Energy Corp., a petroleum products company; and from March 2003 to July 2005, as Vice President of Kittinger Furniture Company, Inc., a fine furniture manufacturer. From February 1997 through July 2002, he served as Vice President and Marketing Director of Santa Fe Natural Tobacco Company, a specialty tobacco company, prior to the sale of that company to R.J. Reynolds Tobacco Company in 2002. Mr. Sicignano holds a B.A. Degree in Government from Harvard College and an M.B.A. Degree from Harvard University. Mr. Sicignano’s extensive experience in management, including in the tobacco industry, led to our conclusion that he should serve as a director of our Company.

Michael R. Moynihan, Ph.D., Vice President of R&D

Dr. Moynihan, age 60, has served as our Vice President of R&D since March 2011 and served as Vice President of R&D for 22nd Century Limited, LLC since January, 2007. He has also been a consultant for 22nd Century Limited, LLC since 1999. From 2001 to 2006 he served as Director of Biotechnology Development at Fundacion Chile and from 1995 to 2000 as Senior Project Director at InterLink Biotechnologies LLC. Dr. Moynihan holds a Bachelor of Science Degree in Biology from Brown University and a Master’s Degree and Ph.D. in Biology from Harvard University. He previously served as a Visiting Research Fellow at the Institute for Molecular and Cellular Biology, Osaka University, Japan; a Postdoctoral Associate in the Section of Plant Biology, Cornell University; and a Postdoctoral Associate at the Center for Agricultural Molecular Biology, Rutgers University.

Joseph Alexander Dunn, Ph.D., Director

Dr. Dunn, age 59, has served as a Director since March 4, 2011. Dr. Dunn is currently Associate Dean for Research and Professor of Pharmaceutical Sciences at D’Youville College of Pharmacy in Buffalo, New York and has served in this capacity since April 1, 2010. Dr. Dunn has also served as Chief Executive Officer of the National Center for Food and Agricultural Policy in Washington, D.C. since November 1, 2009 and as Chief Executive Officer and Director of Research at OmniPharm Research International, Inc., a drug company, and affiliated entities, Therex Technologies Inc., a drug company, and Therex LLC, a drug company, each located in Buffalo, New York since January, 1994. From May 1, 2008, until January 20, 2009, Dr. Dunn served as Deputy Under Secretary and from August 1, 2006, until April 30, 2008 Dr. Dunn served as Senior Scientific Advisor at the United States Department of Agriculture, Research, Education and Economics Mission Area in Washington, D.C. From December 1, 2006, until April 30, 2008 Dr. Dunn served as Executive Director of the United States Department of Agriculture NAREEE Advisory Board. From July, 1998 until July 1, 2006, Dr. Dunn served as Research Associate Professor in the Department of Oral Biology, School of Dental Medicine, at the State University of New York at Buffalo. Since June 1, 2010, Dr. Dunn has served as a member of the Board of Directors of Brothers of Mercy, Inc., a not-for-profit nursing and rehabilitation concern. Dr. Dunn holds a B.S. Degree in Medical Chemistry and a Ph.D. Degree in Pharmacology, both from the State University of New York at Buffalo School of Pharmacy. Dr. Dunn also served as a Postdoctoral Fellow in the Department of Pharmacology at Harvard Medical School and as a Staff Fellow at the National Institutes of Health, National Cancer Institute Laboratory of Cellular Carcinogenesis and Tumor Promotion. Dr. Dunn’s extensive scientific and regulatory background led to our conclusion that he should serve as a director of our Company.

James W. Cornell, Director

Mr. Cornell, age 56, has served as a Director since March 4, 2011. Mr. Cornell is currently the President and Chief Executive Officer of Praxiis, LLC, an enterprise that provides support for clients in organizational change, leadership development and transactional advisory services. He has served in this capacity since October, 1988. Mr. Cornell is also the current Manager of Larkin Center Management, LLC, a real estate development company, and has served in this capacity since October 2010. From September 2006 until September 2010, Mr. Cornell served as Managing Director of New York New Jersey Rail, LLC, which is part of the national transportation rail system and moves rail freight by rail barge across New York City Harbor, and he now continues to serve as principal business advisor to that firm. From March 2005 until September 2008, Mr. Cornell served as the Chairman of the Board of Directors of New York Regional Rail Corp., which operates as a short-haul regional trucking company. From April 2006, until February 2007, Mr. Cornell served as Chief Restructuring Officer of Regus Industries, a waste management firm, and from January 2001 until November 2004, he served as Special Advisor to Pinkerton Government Services, Inc. and Securitas Nuclear and Government Services Unit, security services providers to the energy industry and government. Mr. Cornell holds a B.S. Degree in Business, Management, and Economics and an M.B.A. Degree, both from the State University of New York, Empire College. Mr. Cornell’s extensive business management, strategy, and leadership experience led to our conclusion that he should serve as a director of our Company.

Board Leadership Structure

As of the date hereof, the Board has not appointed a chairman or a lead independent director. At this time, the Board believes that this structure is appropriate for our Company because we have very few employees and are currently in the development phase for our products. In the future, we expect that the Board will appoint a chairman and, if appropriate, a lead independent director.

Board Role in Risk Oversight

Risk is inherent with every business and we face a number of risks. Management is responsible for the day-to-day management of risks we face, while our Board of Directors is responsible for overseeing our management and operations, including overseeing its risk assessment and risk management functions.

Compensation Policies and Practices and Risk Management

The Board considers, in establishing and reviewing our compensation philosophy and programs, whether such programs encourage unnecessary or excessive risk taking. Base salaries are fixed in amount and consequently the Board does not see them as encouraging risk taking. We also provide our executive officers and other senior managers long-term equity awards to help further align their interests with our interests and those of our stockholders. The Board believes that these awards do not encourage unnecessary or excessive risk taking since the awards are generally provided at the beginning of an employee's tenure or at various intervals to award achievements or provide additional incentive to build long-term value and are subject to vesting schedules to help ensure that executives and senior managers have significant value tied to our long-term corporate success and performance.

The Board believes that our compensation philosophy and programs encourage employees to strive to achieve both short- and long-term goals that are important to our success and building stockholder value, without promoting unnecessary or excessive risk taking. The Board has concluded that our compensation philosophy and practices are not reasonably likely to have a material adverse effect on us.

Code of Ethics

In 2006, we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make a written request to our Chief Executive Officer c/o 22nd Century Group, Inc., 9530 Main Street, Clarence, New York 14031.

Number of Meetings of the Board of Directors

The Board held four meetings during 2012. Directors are expected to attend Board meetings and to spend time needed to meet as frequently as necessary to properly discharge their responsibilities. Each director attended at least 75% of the aggregate number of meetings of the Board during 2012.

Attendance at Annual Meetings of the Stockholders

The Company has no policy requiring Directors and Director Nominees to attend its annual meeting of stockholders; however, all Directors and Director Nominees are encouraged to attend. All of our directors attended our 2012 annual meeting.

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

Committees of the Board of Directors

As of the date hereof, the Board has not established any committees of the Board. At this time, the Board believes that this structure is appropriate for our Company because we have very few employees and are currently in the development phase for our products. In the future, we expect that the Board will establish Board committees.

Nominating Committee

At of the date hereof, the Company does not have a nominating committee. The Company intends to adopt a nominating committee in the future.

As of the date hereof, we do not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The Company does not currently have any specific or minimum criteria for the election of nominees to the Board, and does not have any specific process or procedure for evaluating such nominees. Our current Board assesses all candidates, whether submitted by management or stockholders, and makes recommendations for election or appointment.

Audit Committee

As of the date hereof, the role of audit committee is performed by the Board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of the Securities and Exchange Commission filed ownership reports during 2012, the Company believes that all Section 16(a) filing requirements were met during 2012 except as set forth below:

Joseph Pandolfino, Henry Sicignano III, Michael Moynihan and Charles Rider each filed a late Form 4 on May 21, 2012 reporting the acquisition of shares. Michael Moynihan filed a late Form 4 on August 24, 2012 reporting the sale of shares. Henry Sicignano III filed a late Form 4 on August 28, 2012 reporting the acquisition of shares. Joseph Pandolfino filed a late Form 4 on August 30, 2012 reporting the sale of shares. Joseph Dunn, James Cornell, Joseph Pandolfino and Henry Sicignano III each filed a late Form 4 on November 14, 2012 reporting the acquisition of shares.

Item 11.	Executive Compensation.

The following table summarizes the compensation paid by us in each of the last two completed fiscal years ended December 31, 2012 for our principal executive officer and the two most highly compensated executive officers who received annual compensation in excess of $100,000. These officers are referred to herein as our “Named Executive Officers.”

Summary Compensation Table for Years Ended December 31, 2012 and 2011

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Joseph Pandolfino	2012	150,000	-	310,500		-	-	-	15,609	476,109
Chief Executive Officer	2011	150,000	-	102,000		-	-	-	6,646	258,646
Henry Sicignano III,	2012	150,000	-	69,000		59,600	-	-	16,286	294,886
Chief Financial Officer and President	2011	150,000	-	357,000		-	-	-	15,174	522,174
Michael R. Moynihan, Ph.D.	2012	115,000	-	85,474	(4)	59,600	-	-	9,239	269,313
Vice President of R&D	2011	111,290	-	51,000		-	-	-	8,613	170,903

(1)	The amounts included in this column are the aggregate grant date fair value determined in accordance with FASB ASC 718.
(2)	Represents the grant date fair value calculated pursuant to ASC Topic 718. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

Risk-free interest rate	1.71%
Expected dividend yield	0%
Expected stock price volatility	90%
Expected life of options	10 years

(3)	Represents amounts paid by Company for health insurance.

(4)	Amount represents fair value of stock issued in excess of the carrying value of Dr. Moynihan’s 4% interest in Goodrich Tobacco Company, LLC.

Outstanding Equity Awards at 2012 Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Un- exercisable (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)

Mr. Sicignano	100,000	-	$0.69	5/18/2022	550,000	(1)	$415,250	-	-

Dr. Moynihan	100,000	-	$0.69	5/18/2022	-		-	-	-

(1) 450,000 of the shares are time-based awards subject to vesting over the next 3 years on April 1 of 2013 to 2015, such that 150,000 shares shall vest on April 1 of each such year; 100,000 of the shares are performance based, which are subject to forfeiture unless certain performance milestones are achieved.

(2) Market value calculated based on the price of our common stock as of the last business day of our fiscal year.

Agreements with Executive Officers

We have entered into employment agreements with each of Messrs. Pandolfino and Sicignano that provide for annual compensation of $150,000 and $150,000, respectively, subject to increases as contained in such employment agreements and/or as decided by our Board of Directors. Dr. Moynihan has an employment agreement with 22nd Century Group, Inc. that provides for annual compensation of $115,000. These employment agreements also contain non-compete covenants and change of control provisions.

The employment agreement of Messrs. Pandolfino and Sicignano provides that during the executive officer’s employment by us and for a period of two (2) years after the executive officer ceases to be employed by us, the following non-compete covenants will apply: (i) the executive officer will not (except on behalf of us) provide or offer to provide any goods or services to any entity engaged in the United States in the making, offering, marketing, distributing and/or selling of products made from the tobacco (Nicotiana) plant, and/or providing or offering to provide the same or substantially similar services to any customer or prospective customer, (ii) the executive officer will not interfere with our relationships with any customer, prospective customer, supplier, distributor, farmer and/or manufacturer, and (iii) the executive will not induce or attempt to induce any persons employed by us to leave their employment with us, nor hire or employ, or attempt to hire or employ, any persons employed by us, nor assist or facilitate in any way any other person or entity in the hiring of any persons employed by us.

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

Equity Incentive Plan

On October 21, 2010, we established the EIP for officers, employees, Directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock reserved for issuance under the EIP. The EIP has a term of ten years and is administered by our Board or a committee to be established by our Board, to determine the various types of incentive awards that may be granted to recipients under this plan, such as stock grants, stock options, stock appreciation rights, performance share awards, restricted stock and restricted stock units, and the number of shares of common stock to underlie each such award under the EIP.

Director Compensation

Directors that are not members of management receive cash compensation of $10,000 each annually and in 2011 received restricted stock awards of 25,000 shares each which vested immediately. The following table sets forth information regarding the compensation of our non-executive directors for their service on our Board of Directors for fiscal year 2012:

					Non-Qualified
	Fees Earned			Non-Equity	Deferred
	or paid	Stock	Option	Incentive Plan	Compensation	All Other
Name	in cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
James W. Cornell	$10,000	-	$35,400	-	-	-	$45,400
Joseph A. Dunn, Ph.D.	$10,000	-	$35,400	-	-	-	$45,400

(1)	Represents the grant date fair value calculated pursuant to ASC Topic 718. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used:

Risk-free interest rate	1.71%
Expected dividend yield	0%
Expected stock price volatility	90%
Expected life of options	10 years

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership Table

The following table sets forth information regarding the beneficial ownership of our common stock as of March 7, 2013, by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our current directors and executive officers, and (iii) all of our current directors and executive officers as a group. Derivative securities exercisable or convertible into shares of our common stock within sixty (60) days of March 7, 2013 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding securities, but are not deemed outstanding for computing the percentage of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The address of named beneficial owners that are officers and/or directors is: c/o 22nd Century Group, Inc., 9530 Main Street, Clarence, New York 14031. The following table is based upon information supplied by officers and directors, and with respect to 5% or greater stockholders who are not officers or directors, information filed with the SEC.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class Beneficially Owned (1)
Management & Directors
Joseph Pandolfino (2)	7,880,109	19.6%
Henry Sicignano III (3)	6,170,673	15.8%
Michael R. Moynihan, Ph.D. (4)	1,631,657	4.2%
Joseph Alexander Dunn, Ph.D.(5)	251,500	*
James W. Cornell (6)	251,500	*

All directors and executive officers as a group (5 persons) (2)-(6)	16,059,602	38.1%

Other 5% Owners
Clearwater Partners, LLC (7)	5,265,941	13.3%
Angelo J. Tomasello (8)	4,542,491	11.5%
Sabby Volatility Warrant Master Fund, Ltd. (9)	2,500,000	6.1%
Sabby Heathcare Volatility Master Fund, Ltd. (10)	4,203,858	9.9%

(1) Based on 38,259,362 shares of common stock issued and outstanding (including outstanding restricted stock), as of March 7, 2013.

(2) Includes (a) 2,004,574 shares of common stock issuable to Mr. Pandolfino upon exercise of warrants and (b) 5,875,535 shares of common stock.

(3) Consists of (a) 2,252,603 shares of common stock held by Henry Sicignano III (including 550,000 restricted shares issued as equity incentive awards under the Company’s Equity Incentive Plan), (b) 2,542,347 shares of common stock held by Henry Sicignano III Group, LLC, (c) 396,441 shares of common stock issuable to Mr. Sicignano upon exercise of warrants, (d) 100,000 shares of common stock issuable to Mr. Sicignano upon exercise of stock options and (e) 879,282 shares of common stock issuable to Henry Sicignano III Group, LLC upon exercise of warrants. Mr. Sicignano is Managing Member of Henry Sicignano III Group, LLC and, accordingly, exercises voting and investment power with respect to the shares held by Henry Sicignano III Group, LLC. 450,000 of the shares issued to Mr. Sicignano under the Company’s Employee Incentive Plan (EIP) are grants that are subject to potential forfeiture over time in the event Mr. Sicignano ceases employment with the Company prior to April 1, 2015. On each anniversary of April 1, 2012 until April 1, 2015, the number of shares subject to forfeiture decreases by 150,000 shares. Mr. Sicignano also holds 100,000 performance based shares of restricted stock issued as equity incentive awards under the Company’s EIP, which are subject to forfeiture unless certain performance milestones are achieved.

(4) Includes (a) 1,038,934 shares of common stock, (b) 417,723 shares of common stock issuable upon exercise of warrants and (c) 175,000 shares issuable upon the exercise of stock options.

(5) Includes (a) 110,000 shares of common stock, (b) 31,500 shares of common stock issuable upon exercise of warrants and (c) 110,000 shares issuable upon the exercise of stock options.

(6) Includes (a) 110,000 shares of common stock, (b) 31,500 shares of common stock issuable upon exercise of warrants and (c) 110,000 shares issuable upon the exercise of stock options.

(7) Includes (a) 3,905,516 shares of common stock and (b) 1,360,425 shares of common stock issuable upon exercise of warrants. Richard G. Saffire, Managing Member of Clearwater Partners, LLC exercises voting and investment power with respect to shares owned by Clearwater Partners, LLC. The address of Clearwater Partners, LLC is 34 Sunburst Circle, East Amherst, New York 14051.

(8) Includes (a) 3,301,909 shares of common stock, (b) 1,220,582 shares of common stock issuable upon exercise of warrants and (c) 20,000 shares of common stock issuable upon exercise of stock options. The address of Angelo Tomasello is 4720 Spaulding Drive, Clarence, New York 14031.

(9) Consists of shares of common stock issuable upon the conversion of an aggregate of 500 shares of Series A-1 Preferred Stock and upon the exercise of Warrants. The Series A-1 Preferred Stock and the Warrants contain exercise and conversion limitations providing that a holder thereof may not convert or exercise (as the case may be) to the extent that, if after giving effect to such conversion or exercise (as the case may be), the holder or any of its affiliates would beneficially own in excess of 9.99% of our outstanding shares of common stock immediately after giving effect to such conversion or exercise (as the case may be). However, the 9.99% limitation would not prevent the shareholder from acquiring and selling in excess of 9.99% of our common stock through a series of acquisitions and sales while never beneficially owning more than 9.99% in aggregate. Sabby Management, LLC serves as the investment manager of Sabby Volatility Warrant Master Fund, Ltd. and, as such, Sabby Management, LLC shares voting and investment powers with respect to these shares on behalf of Sabby Volatility Warrant Master Fund, Ltd. The address for Sabby Volatility Warrant Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Volatility Warrant Master Fund, Ltd. Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities covered by this report except to the extent of their pecuniary interest therein.

(10) Consists of shares of common stock issuable upon the conversion of an aggregate of 2,000 shares of Series A-1 Preferred Stock and upon the exercise of Warrants. The Series A-1 Preferred Stock and the Warrants contain exercise and conversion limitations providing that a holder thereof may not convert or exercise (as the case may be) to the extent that, if after giving effect to such conversion or exercise (as the case may be), the holder or any of its affiliates would beneficially own in excess of 9.99% of our outstanding shares of common stock immediately after giving effect to such conversion or exercise (as the case may be). However, the 9.99% limitation would not prevent the shareholder from acquiring and selling in excess of 9.99% of our common stock through a series of acquisitions and sales while never beneficially owning more than 9.99% in aggregate. Sabby Management, LLC serves as the investment manager of Sabby Healthcare Volatility Master Fund, Ltd. and, as such, Sabby Management, LLC shares voting and investment powers with respect to these shares on behalf of Sabby Healthcare Volatility Master Fund, Ltd. The address for Sabby Healthcare Volatility Master Fund, Ltd. is c/o Ogier Fiduciary Services (Cayman) Limited, 89 Nexus Way, Camana Bay, Grand Cayman KY1-9007, Cayman Islands. As manager of Sabby Management, LLC, Hal Mintz also shares voting and investment power on behalf of Sabby Healthcare Volatility Master Fund, Ltd. Each of Sabby Management, LLC and Hal Mintz disclaim beneficial ownership over the securities covered by this report except to the extent of their pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Policies and Procedures for Related Party Transactions

Our Board is in the process of adopting a written related person transaction policy, which will set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will be administered by our Board and covers any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $50,000 and a related person had or will have a direct or indirect material interest. While the policy covers related person transactions in which the amount involved exceeds $50,000, the policy states that related person transactions in which the amount involved exceeds $120,000 are required to be disclosed in applicable filings as required by the Securities Act, the Exchange Act and related rules. Our Board set the $50,000 threshold for approval of related party transactions in the policy at an amount lower than that which is required to be disclosed under the Securities Act, the Exchange Act and related rules because we believe it is appropriate for our Board to review transactions or potential transactions in which the amount involved exceeds $50,000, as opposed to $120,000.

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

Related Party Transactions

Immediately prior to the closing of the Merger in January 2011 between the Company (then known as Touchstone Mining Limited) and 22nd Century Limited, LLC (“22nd Century Ltd”), pursuant to the terms of the Split-Off Agreement, the Company transferred all of our pre-merger operating assets and liabilities to the Split-Off Subsidiary. We then transferred all of the outstanding capital stock of the Split-Off Subsidiary to David Rector, our sole director and executive officer prior to the merger, in exchange for $1, such consideration was deemed to be adequate by our Board prior to the merger. Prior to the closing of the merger, we paid Mr. Rector $1,500 in consideration for his service as our sole director and executive officer.

Prior to the closing of the Merger, Touchstone Mining Limited utilized office space located at 11923 SW 37 Terrace, Miami, Florida 33175 that was provided to us on a rent-free basis by Nanuk Warman, a former director and executive officer. Also, prior to the closing of the merger, we cancelled 10,015,200 shares of our common stock held by Mr. Warman and entered into a mutual release agreement with Mr. Warman regarding such cancellation. In each of fiscal years 2009 and 2010, we paid Mr. Warman aggregate compensation of $8,000 in consideration for his services as our sole director and executive officer during those periods. We also paid Mr. Warman aggregate of $1,500 in consideration for his accounting services in preparation of our most recent Form 10-K and Form 10-Q filed prior to the closing of the merger.

We have conducted transactions with Alternative Cigarettes, Inc. (“AC”), which is 95% owned by three holders of our common stock, including Joseph Pandolfino, our Chief Executive Officer, and Angelo Tomasello, who beneficially owned approximately over 10% of our common stock. We previously shared office space and employee services with AC. AC has also advanced funds to us from time to time. Since January 1, 2010, the largest net amount due from us to AC was approximately $127,000. No interest has been accrued or paid on these amounts due to AC and there are no repayment terms between the parties. In February 2011, AC was paid $22,500 by 22nd Century Ltd for AC’s assignment of its MAGIC trademark to 22nd Century Ltd and other minor assets.

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

In November 2008, we issued a promissory note due and payable on November 11, 2010 to Mr. Tomasello in the principal amount of $325,000, with 10% interest per annum accruing thereon, and a warrant to purchase 371,006 shares of our common stock, which have since been exercised at a price of $.0001 per share. The note was guaranteed by Virgil Properties, LLC, which is jointly owned by Messrs. Pandolfino and Tomasello. Effective December 1, 2010, the $325,000 promissory note was amended to extend the maturity date until January 10, 2011 and to increase the interest rate to 15% during this extension period. On January 25, 2011, Mr. Tomasello converted the principal amount of this promissory note into 325,000 shares of our common stock through an investment in the Private Placement Offering and cash in the amount of $79,401, which represents the accrued interest on the original $325,000 promissory note. Mr. Tomasello has also made funds available to us in the form of cash advances. The largest net amount outstanding since January 1, 2009 was approximately $166,000. No interest was accrued or paid on such advances and there were no repayment terms between the parties. In December 2009, Mr. Tomasello was issued 504,553 shares of our common stock in lieu of repayment of $135,996 of such advances, and we issued him a promissory note in the amount of $30,054 that was exchanged for 204,639 shares of our common stock in June 2010. On December 14, 2011 Mr. Tomasello acquired $28,750 of our December 14, 2011 Convertible Notes for $25,000 cash. In December 2012, Mr. Tomasello extended the maturity date of his December 14, 2011 convertible note to April 9, 2013. In January 2013, he converted his note.

During the period between January 1 and October 5, 2010, we issued Mr. Pandolfino 455,331 shares of our common stock in lieu of $103,573 due and payable to him for his services. On October 5, 2010, we issued Mr. Pandolfino a promissory note, which was assigned to Mr. Sicignano, due and payable on January 31, 2011 in the principal amount of $58,873, with 15% interest per annum accruing thereon. In January 2011, we made payment in full to Mr. Sicignano on this assigned note together with all accrued interest thereon. Mr. Pandolfino acquired $86,250 of the December 14, 2011 Convertible Notes for $75,000 in cash. In 2012, he converted his convertible note.

In September 2010, Henry Sicignano III, our President, Secretary and interim Chief Financial Officer, loaned us $35,000, which amount was due and payable in November 2010, with 15% interest per annum accruing thereon. On December 14, 2010, Mr. Sicignano agreed to extend the maturity date of this loan until January 25, 2011. On December 28, 2010 we issued a promissory note to Mr. Sicignano due and payable on January 15, 2011 in the principal amount of $100,000, with 15% interest per annum accruing thereon. From time to time, Mr. Sicignano deferred guaranteed payments due to him by us as consideration for his services as our President with the largest net amount of such deferred guaranteed payments outstanding since January 1, 2010 being $85,000. On January 28, 2011 we made payment in full to Mr. Sicignano of all deferred guaranteed payments and all principal and accrued interest on all promissory notes then outstanding. Mr. Sicignano is also the managing member of Henry Sicignano III Group, LLC (“Sicignano Group”). On October 5, 2010, Sicignano Group purchased 112,396 shares of our common stock for $30,295 and, in a simultaneous related transaction, made a loan to the Company in the principal amount of $30,295, with 15% interest per annum accruing thereon, for which we issued Sicignano Group a promissory note due and payable on January 31, 2011. On January 25, 2011, Sicignano Group converted the principal amount of this promissory note and the accrued interest thereon into 31,626 shares of our common stock through an investment in the Private Placement Offering. From June 30, 2011 to October 18, 2011, Mr. Sicignano loaned us a total of $215,000 and Mr. Sicignano was issued a promissory note with interest at 12%. Mr. Sicignano exchanged these notes to acquire $247,250 of our December 14, 2011 Convertible Notes. In December 2012, Mr. Sicignano agreed to forebear on the collection of our December 14, 2011 Convertible Notes. On January 22, 2013, we paid Mr. Sicignano the total amount of $250,696 in principal plus accrued but unpaid interest as payment in full of the December 14, 2011 Convertible Notes owned by Mr. Sicignano. On that same date of January 22, 2013, Mr. Sicignano loaned us $150,000 and we issued a promissory note to Mr. Sicignano due and payable on July 1, 2013 in the principal amount of $150,000, with 15% interest per annum accruing thereon.

On September 15 and October 15, 2009, we issued promissory notes payable to Clearwater Partners, LLC (“Clearwater”) in the amounts of $15,000 and $10,000, respectively. In conjunction with the $15,000 promissory note, a warrant to purchase 185,503 shares of our common stock, at a price per share of less than $.0001, was issued to Clearwater, and in conjunction with the $10,000 note, a warrant to purchase 92,751 shares of our common stock, at a price per share of less than $.0001, was issued to Clearwater. The promissory notes bear interest at a rate of 10%. These promissory notes had original maturity dates September 15, 2010 and October 15, 2010, respectively. On May 27, 2010, the maturity dates of both promissory notes were extended to January 31, 2012 and subsequently paid in June 2012.

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

On December 14, 2011, Mr. Pandolfino, our Chief Executive Officer, Mr. Sicignano, our President and interim Chief Financial Officer, and Mr. Rider, our former Chief Financial Officer, acquired $86,250, $247,250 and $34,500, respectively, of our December 14, 2011 Convertible Notes. The purchase price for the Convertible Notes was 85% of the face amount of the notes. Mr. Pandolfino converted his December 14, 2011 Convertible Note in February 2011 into 115,000 shares of our common stock and warrants to purchase 138,000 shares of our common stock. In December 2012, Mr. Sicignano agreed to forebear on the collection of our December 14, 2011 convertible notes. On January 22, 2013, we paid Mr. Sicignano the total amount of $250,696 in principal plus accrued but unpaid interest as payment in full of the December 14, 2011 Convertible Notes owned by Sicignano. On that same date of January 22, 2013, Mr. Sicignano loaned us $150,000 and we issued a promissory note to Mr. Sicignano due and payable on July 1, 2013 in the principal amount of $150,000, with 15% interest per annum accruing thereon. In December 2012, Mr. Rider extended the maturity date of his December 14, 2011 convertible note to April 9, 2013. In January 2013, he converted his note.

On March 21, 2012 and April 13, 2012, Rockledge Capital, LLC, a company of which our President, Mr. Sicignano, is the manager, loan us $25,000 on each of these dates; such notes were due and payable on October 1, 2012, with 15% interest per annum accruing thereon. These notes were paid in full on January 22, 2013.

On May 15, 2012, Mr. Pandolfino, our Chief Executive Officer, Mr. Sicignano, our President and interim Chief Financial Officer, Mr. Rider, our former Chief Financial Officer, and Dr. Moynihan, our Vice President of Research and Development, acquired 12,000, 20,000, 12,000, and 150,000 shares of the Company’s common stock, $0.00001 par value, respectively, and the same number of warrants with a 5-year term to purchase shares of our common stock at an exercise price of $1.00 per share, which exercise price was subsequently adjusted pursuant to the terms of the warrants to be $0.60 per share as of January 22, 2013. The purchase price was $0.60 per unit. Dr. Moynihan exchanged his minority interest in Goodrich Tobacco (4 units equating to 4%) for stock and warrants valued at $90,000 in the May 15, 2012 private placement. Dr. Moynihan’s transaction resulted in Goodrich Tobacco becoming a wholly owned subsidiary of 22nd Century, Ltd.

In October 2012, we entered into a contractor agreement with Angelo Tomasello to provide consulting services to the Company. For consideration under the agreement, Mr. Tomasello was issued 20,000 stock options with the exercise price of $0.26, which is equivalent to the closing price on our common stock on October 26, 2012. The options vested on October 26, 2012 and are exercisable any time through the expiration date ten years hence.

On November 9, 2012, Mr. Pandolfino, our Chief Executive Officer, Mr. Sicignano, our President and interim Chief Financial Officer, Mr. Cornell, our director, and Mr. Dunn, our director, participated in our private placement and acquired 480,000, 600,000, 60,000 and 60,000 shares of our common stock, $0.00001 par value, respectively, and warrants with a 5-year term to purchase up to 240,000, 300,000, 30,000 and 30,000 shares of the Company’s common stock, respectively, at an exercise price of $1.00 per share, which exercise price was subsequently adjusted pursuant to the terms of the warrants to be $0.60 per share as of January 22, 2013. The purchase price was $0.25 per unit.

Director Independence

Joseph Alexander Dunn, Ph.D. and James W. Cornell each qualify as “independent” applying the NASDAQ Global Market definition of independent.

Item 14.	Principal Accounting Fees and Services

The following table shows the fees billed to us for the audits and other services provided by Freed Maxick CPAs, P.C. (formerly Freed Maxick & Battaglia, CPAs, PC) and RSM McGladrey, Inc. (an affiliate of Freed Maxick & Battaglia, CPAs, P.C.), its independent registered public accounting firm, for the fiscal years ended December 31, 2012 and 2011, respectively. On December 21, 2011, the alternative practice structure with RSM McGladery ceased to exist and any future tax services will be performed by Freed Maxick CPAs, P.C. Touchstone Mining Limited had a different independent public registered accounting firm serving as its independent auditors prior to the Merger.

	2011	2012

Audit fees	$92,500	$100,000
Audit-related fees	37,500	$20,000
Tax fees	3,000	-
All other fees	-	-
	$133,000	$120,000

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

Of the services provided in the fiscal years ended December 31, 2012 and 2011, all fees and services were pre-approved by the Company’s chief executive officer, which also performed the equivalent functions of an audit committee of the Company.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

22nd CENTURY GROUP, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited the accompanying consolidated balance sheets of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 22nd Century Group, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that 22nd Century Group, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, 22nd Century Group, Inc. has suffered recurring losses from operations and as of December 31, 2012 has negative working capital of approximately $3.3 million and a shareholders’ deficit of approximately $6.1 million. Additional capital will be required during 2013 in order to satisfy existing current obligations and finance working capital needs as well as additional losses from operations that are expected in 2013. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Freed Maxick CPAs, P.C.

Buffalo, New York

March 18, 2013

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	December 31,	December 31,
	2012	2011

ASSETS
Current assets:
Cash	$188	$252,249
Due from related party	36,969	15,491
Due from officers	3,578	7,714
Inventory	1,230,526	678,123
Prepaid expenses	10,044	17,675
Total current assets	1,281,305	971,252

Other assets:
Patent and trademark costs, net	1,353,304	1,387,104
Office furniture and fixtures, net	6,030	7,862
Deferred debt issuance costs, net	4,232	22,405
Total other assets	1,363,566	1,417,371

Total assets	$2,644,871	$2,388,623
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loans	$174,925	$174,925
Accounts payable	1,410,650	1,064,892
Accrued interest payable to related parties	3,567	6,037
Accrued expenses	503,002	561,043
Notes payable	617,000	425,000
Convertible notes, net of unamortized discount	1,893,804	641,886
Total current liabilities	4,602,948	2,873,783

Long term portion of notes payable	-	177,000
Warrant liability	4,173,140	550,000
Total liabilities	8,776,088	3,600,783

Commitments and contingencies (Note 11)	-	-

Shareholders' deficit
Capital stock authorized: 10,000,000 preferred shares, $.00001 par value 300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
0 preferred shares	-	-
34,286,979 common shares (27,209,646 at December 31, 2011)	344	273
Capital in excess of par value	7,645,017	5,822,882
Accumulated deficit	(13,776,578)	(7,041,297)
Non-controlling interest - consolidated subsidiary	-	5,982
Total shareholders' deficit	(6,131,217)	(1,212,160)

Total liabilities and shareholders' deficit	$2,644,871	$2,388,623

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31,

	December 31, 2012	December 31, 2011

Revenue	$18,775	$788,601
Other income - therapeutic grant	-	223,540
Total revenue	18,775	1,012,141

Operating expenses:
Costs of goods sold	67,967	418,171
Research and development	729,225	2,097,980
General and administrative	2,205,450	1,785,543
Sales and marketing costs	61,876	286,033
Amortization and depreciation	198,406	179,953
	3,262,924	4,767,680

Operating loss	(3,244,149)	(3,755,539)

Other income (expense)
Warrant liability change - net	(1,998,043)	2,511,750
Interest expense and amortization of debt discount and expense:
Related parties	(272,758)	(45,932)
Other	(1,221,787)	(58,066)
	(3,492,588)	2,407,752

Net loss	(6,736,737)	(1,347,787)

Net loss (income) attributable to non-controlling interest	1,456	(6,116)

Net loss attributed to common shareholders	$(6,735,281)	$(1,353,903)

Loss per common share - basic and diluted	$(0.22)	$(0.05)

Common shares used in basic earnings per share calculation	30,419,556	26,391,204

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

Years Ended December 31, 2012 and 2011

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Non-controlling	Shareholders'
	Outstanding	Shares	Capital	Deficit	Interest	Deficit
Balance at December 31, 2010	16,000,000	$-	$3,598,856	$(5,687,394)	$(134)	$(2,088,672)

Distribution of 5,000,000 warrants for common stock, exercise price of $3.00 per share	-	-	(1,550,000)	-	-	(1,550,000)

Common Shares issued in January 25, 2011 private placement	5,434,446	-	2,335,103	-	-	2,335,103

Merger of 22nd Century Limited and 22nd Century Group	5,325,200	268	(268)	-	-	-

Stock based compensation	450,000	5	376,432	-	-	376,437

Beneficial conversion feature of convertible debt	-	-	1,062,759	-	-	1,062,759

Net income (loss)	-	-	-	(1,353,903)	6,116	(1,347,787)

Balance at December 31, 2011	27,209,646	$273	$5,822,882	$(7,041,297)	$5,982	$(1,212,160)

Stock based compensation under Equity Incentive Plan	700,000	7	722,202	-	-	722,209

Options granted as payment for services	-	-	10,000	-	-	10,000

Common stock issued as payment of services and accounts payable	1,267,500	13	517,740	-	-	517,753

Common stock issued upon exercise of Convertible Notes	161,000	2	(2)	-	-	-

Common stock issued in May 2012 private placement	1,710,833	17	(17)		(4,526)	(4,526)

Beneficial conversion feature of convertible debt	-	-	116,600	-	-	116,600

Common stock issued in November 2012 private placement	3,238,000	32	455,612			455,644

Net loss	-	-	-	(6,735,281)	(1,456)	(6,736,737)

Balance at December 31, 2012	34,286,979	$344	$7,645,017	(13,776,578)	$-	$(6,131,217)

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,

	December 31, 2012	December 31, 2011
Cash flows from operating activities:
Net loss	$(6,736,737)	$(1,347,787)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization and depreciation	198,406	179,953
Amortization of debt issuance costs	18,173	1,095
Amortization of debt discount	1,372,018	34,087
Interest due to debt conversion	31,350	-
Loss (gain) warrant liability - derivative	1,998,043	(2,511,750)
Equity based employee compensation expense	807,675	376,437
Convertible note issued for outside services	-	60,000
Equity based payments for outside services	416,496	-
Stock issued for directors fees	30,000	-
(Increase) decrease in assets:
Grant receivable	-	223,540
Inventory	(552,403)	(369,461)
Prepaid expenses	7,630	194,040
Deposits	-	1,535
Increase (decrease) in liabilities:
Accounts payable	705,415	(222,660)
Accrued interest payable to related parties	(2,470)	(162,774)
Accrued expenses	(58,041)	317,855
Deferred revenue	-	(223,540)
Net cash used by operating activities	(1,764,445)	(3,449,430)
Cash flows from investing activities:
Acquisition of patents and trademarks	(162,774)	(598,191)
Acquisition of office furniture and fixtures	-	(9,106)
Net cash used by investing activities	(162,774)	(607,297)
Cash flows from financing activities:
Proceeds from issuance of notes	56,000	215,000
Payments on borrowings - notes payable	(41,000)	(443,276)
Net proceeds from January 25, 2011 private placement	-	3,293,789
Net proceeds from May and November 2012 private placements	1,467,500	-
Proceeds from issuance of convertible notes	210,000	1,300,000
Payment of debt issuance costs	-	(23,500)
Net payments to related party	(21,478)	(22,433)
Net advances from (payments to) officers	4,136	(10,914)
Net cash provided by financing activities	1,675,158	4,308,666
Net (decrease) increase in cash	(252,061)	251,939
Cash - beginning of period	252,249	310
Cash - end of period	$188	$252,249
Cash paid during the period for interest	$15,317	$196,539
Cash paid during the period for income taxes	$-	$-
Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable not related to operating activities:
Common stock issued as payment of accounts payable	$359,754	$-
Payment of accounts payable for patent costs	-	500,000
Payment of accounts payable for deferred private placement costs	-	526,127
Accounts payable converted to promissory notes	-	587,000
	$359,754	$1,613,127
Non controlling interest acquired for common stock	$4,526	$-
Deferred private placement costs charged to contributed capital	$-	$587,133
Notes payable converted to common shares	$120,750	$-
Conversion of shareholder note and accrued interest to common shares and warrants	$-	$614,070
Original issue discount on convertible debt	$12,600	$251,250
Conversion of notes payable to convertible notes	$-	$315,000
Beneficial conversion value upon issuance of convertible debt recoded as debt discount and an increase in capital in excess of par value	$116,600	$1,062,759
Issuance of warrants as derivative liability instruments upon conversion of note payable	$152,100	$-
Issuance of warrants as derivative liability instruments and reduction of capital	$1,380,247	$3,061,750
Derivative warrant liability recorded as original issuance discount to debt	$92,750	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2012

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Introduction - These consolidated financial statements of 22nd Century Group, Inc. (“22nd Century Group”) and its direct and indirect subsidiaries (collectively with 22nd Century Group, the “Company”) incorporate and reflect the reverse acquisition of 22nd Century Limited, LLC (“22nd Century Ltd”) by 22nd Century Group as described below.

On January 25, 2011, 22nd Century Ltd completed a reverse merger transaction (the “Merger”) with 22nd Century Group (formerly Touchstone Mining Limited). As a result, 22nd Century Ltd became a wholly owned subsidiary of 22nd Century Group which continues to operate the business of 22nd Century Ltd. In connection with the Merger, 22nd Century Group issued 21,434,446 shares of its common stock to the holders of limited liability company membership interests of 22nd Century Ltd, whose share amount represented 80.1% of the outstanding shares immediately following the Merger. All references contained herein to shareholders or common shares include the historical members and limited liability company membership interests of 22nd Century Ltd because, in the Merger, limited liability company membership interests were exchanged for common shares on a one-for-one basis and from an accounting standpoint they are equivalent.

The Merger is being accounted for as a reverse acquisition and a recapitalization; 22nd Century Ltd is the acquirer for accounting purposes. Consequently, the assets and liabilities and the historical operations that are reflected in the financial statements set forth herein for periods prior to the Merger are those of 22nd Century Ltd and are recorded at the historical cost basis of 22nd Century Ltd. The consolidated financial statements set forth herein for periods beginning on and following completion of the Merger include the assets and liabilities of 22nd Century Ltd, historical operations of 22nd Century Ltd, and operations of 22nd Century Group from the closing date of the Merger.

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

Immediately prior to the Merger on January 25, 2011, 22nd Century Ltd completed a private placement offering (the “Private Placement”) of 5,434,446 securities (the “PPO Securities”) at the purchase price of $1.00 per Unit, each such Unit consisting of one (1) limited liability company membership interest of 22nd Century Ltd and a five-year warrant to purchase one-half of one (1/2) limited liability company membership interest of 22nd Century Ltd with an original exercise price of $1.50 per full membership interest (subject to adjustment). In connection with the Private Placement, 22nd Century Ltd approved a pro rata distribution of 5,000,000 five-year warrants to purchase one limited liability company membership interest at an original exercise price of $3.00 (subject to adjustment). These warrants were valued at $1,550,000 and classified as liabilities resulting in a decrease to contributed capital. Private Placement proceeds included $614,070 from the conversion of 22nd Century Ltd indebtedness into PPO Securities and $395,376 from the conversion of placement agent fees into PPO Securities, resulting in gross cash proceeds of $4,425,000.  Private Placement expenses incurred included cash expenses of approximately $1,025,000 and non-cash expenses consisting of the placement agent fees of $395,376 which were converted into PPO Securities and $390,000 for the estimated fair value of 934,755 placement agent and advisor warrants issued to the placement agent. An additional $167,820 of cost was incurred in the second and third quarters of 2011 in connection with the registration process for the common stock issued in the Private Placement. 22nd Century Ltd/Group received net cash proceeds of approximately $3.2 million from the Private Placement and a reduction of debt and accrued interest obligations to shareholders that were on the balance sheet at December 31, 2010 of approximately $614,000, which was exchanged for equity interests in the offering. A portion of the proceeds, amounting to $1,511,750, was allocated to the warrants issued and classified as derivative liabilities.

Nature of Business - 22nd Century Ltd, 22nd Century Group’s wholly-owned subsidiary, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 107 issued patents in 78 countries plus an additional 39 pending patent applications. Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) and Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) smoking cessation product and (ii) premium cigarettes and potential modified risk tobacco products, respectively.

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

Preferred stock authorized - the authorization is for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock. Subsequent to year end, the Company designated the rights of and issued 2,500 shares of Series A-1 Preferred Stock.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. As of December 31, 2012 and 2011, the Company’s inventory consisted of raw materials, mainly cigarette tobacco.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent applications being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patent. These capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s primary patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees, which are generally due on an annual basis, are expensed as incurred. Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $2,226,586 and $873,282, respectively, as of December 31, 2012 ($2,063,812 and $676,708, respectively, as of December 31, 2011). The estimated annual amortization expense for each of the next five years is approximately $208,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the year ended December 31, 2012 or 2011.

Deferred Debt Issuance Costs - The Company incurred costs related to a private placement of convertible notes that closed on December 14, 2011 (“Convertible Notes”). These costs were recorded in the balance sheet as a deferred charge and are being amortized over the term (including extension) of the Convertible Notes. The unamortized balance at December 31, 2012 is $4,232 ($22,405 as of December 31, 2011) is expected to be fully amortized during 2013. Amortization expense for the year ended December 31, 2012 and 2011 amounted to $18,173 and $1,095, respectively.

Income Taxes - Prior to the Merger, the Company was treated as a partnership for federal and state income tax purposes. As a result, there was no entity level income tax for periods prior to the Merger because all taxable income tax deductions and tax credits were passed through to the members of the Company. Following the Merger on January 25, 2011, the Company is treated as a corporation, subject to federal and state income taxes. Accordingly, as of the Merger date the Company is required to recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards. The net deferred tax asset resulting from the change in tax status was approximately $300,000.

In light of the Company’s history of cumulative losses management has determined that is it more likely than not that its net deferred tax asset will not be realized. Accordingly the Company established a valuation allowance to fully offset its net deferred tax asset as of December 31, 2012 and, 2011.

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

For the convertible notes, bifurcation of the embedded conversion feature was not required and the Company recorded the OID and the BCF related to these convertible notes as a debt discount and recorded the convertible notes net of the discount related to both the OID and the BCF. The debt discount is amortized to interest expense over the life of the debt. In the case of any conversion prior to the maturity date there will be an unamortized amount of debt discount that relates to such conversion. The pro rata amount of unamortized discount at the time of such conversion is charged to interest expense as accelerated amortization of the discount. The fair value of warrants issued at the time of conversion is recorded as a reduction of the amount applied to the common stock issued in the conversion and to the extent that the fair value of warrants exceeds the carrying value of the debt a charge to interest expense results for such excess amount.

Other income - therapeutic grant - In 2010, 22nd Century Ltd received approval of a government grant as partial support for its clinical trial for the U.S. Food and Drug Administration (“FDA”). All costs associated with this grant were charged to research and development expense and the entire grant income of $223,540 was fully recognized in 2011 and included in other income on the statement of operations.

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

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes which includes four development stages. These government research cigarettes are distributed under the Company’s mark SPECTRUM. The Company completed the four developmental stages and delivered approximately 9 million SPECTRUM research cigarettes during the year ended December 31, 2011 and recognized the related revenue of $772,990. The Company delivered an additional 2.7 million SPECTRUM research cigarettes in 2012 and recognized the related revenue of $15,683. Future revenue under this arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred.

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

Fair Value of Financial Instruments - Financial instruments include cash, receivables, accounts payable, accrued expenses, notes payable, convertible notes payable and warrant liability.  Other than warrant liabilities and convertible notes payable, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The convertible notes payable are recorded at their face amount, net of unamortized discounts for original issue discounts and beneficial conversion features. At December 31, 2011, the fair value was assumed to approximate the face value since the shares and warrants that the notes were convertible into had a value less than the face amount and the notes were short-term in nature and had rates that approximate the rates available to the Company. As of December 31, 2012, the fair value of the convertible notes with a face amount of approximately $1,750,000 had an estimated fair value of approximately $2.8 million based on the underlying value of the shares and warrants that the notes can be converted into. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input and the warrants are measured with Level 3 inputs. The determination of the fair value of the warrant liabilities is disclosed in Note 10.

NOTE 2. - LIQUIDITY AND MANAGEMENT’S PLANS

Since 2006, 22nd Century Ltd has incurred substantial operating losses as it transitioned from being solely a licensor of its proprietary technology and tobaccos to commercializing its own tobacco products. At December 31, 2012, the Company had current assets of $1,281,305 and current liabilities of $4,602,948. Cash on hand at December 31, 2012 of $188 is insufficient to sustain operations and pay outstanding current liabilities as they become due. The Company has suspended clinical trials for X-22 in order to reduce expenditures and is seeking licensing agreements for its products with both domestic and international businesses. The Company’s Board of Directors authorized management to seek additional financing involving equity securities which will be dilutive to 22nd Century Group’s existing shareholders’ respective ownership percentages.

Goodrich Tobacco continues to explore having its RED SUN, MAGIC and SPECTRUM brands produced by an alternative contract manufacturer that is a participating manufacturer to the MSA. In parallel to these efforts, in January 2013 Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC. To facilitate Goodrich Tobacco becoming a participating manufacturer of the MSA, sales and marketing of these products have been curtailed, especially in 2012 because the more RED SUN and MAGIC that is sold while being produced by a non-participating manufacturer, the greater settlement cost Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA. The Company expects its cigarette factory start up costs to be approximately $250,000 and it plans to lease a portion of the machinery required. The costs associated with the MSA settlement are expected to be less than $40,000.

Subsequent to December 31, 2012, the Company realized net proceeds of approximately $2.125 million through the sale of preferred shares and convertible notes with a carrying value at December 31, 2012 of approximately $1.41 million were converted into common stock and warrants. While these steps significantly improved the Company’s financial position, it will need additional financing or one or more significant licensing arrangements for its products in order to complete the cash requirements to fund operations and meet its obligations during 2013. There can be no assurance that the Company will be able to raise sufficient financing or obtain a significant licensing contract. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3. - MAY and NOVEMBER 2012 PRIVATE PLACEMENT

On May 15, 2012 the Company issued 1,710,833 shares of its common stock and warrants to purchase up to 1,710,833 shares of its common stock for total consideration of $1,026,500 consisting of: $786,500 in cash, cancellation by a vendor of $150,000 in accounts payable and the exchange by an employee of his 4% minority interest in Goodrich Tobacco for stock and warrants valued at $90,000 in the offering. The warrants issued have an original exercise price of $1.00 per share, a five year term and a “down round provision,” which results in the warrants being classified and reported as derivative liabilities for accounting purposes, and marked to market at each balance sheet date. At the date of issuance of these warrants the value was estimated to be $1,841,000 which exceeded the total consideration received in the offering by $814,500 resulting in an immediate charge to other income and expense - warrant liability - net for this amount. This private placement constituted a “down round” for purposes of all previously issued warrants and the December 14, 2011 Convertible Notes and resulted in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities. Three executive officers of the Company acquired 44,000 shares and warrants for $26,400 in cash.

On November 9, 2012 the Company issued 3,238,000 shares of its common stock and warrants to purchase up to 1,619,000 shares of its common stock for total consideration of $809,500 consisting of: $681,000 in cash, cancellation by vendors of $98,500 in accounts payable and cancellation of $30,000 in directors fees owed to two directors. The warrants issued have an original exercise price of $1.00 per share, a five year term and a “down round provision,” which results in the warrants being classified and reported as derivative liabilities for accounting purposes, and marked to market at each balance sheet date. At the date of issuance of these warrants the value was estimated to be $353,747 which reduced the amount recorded to additional paid in capital. This private placement constituted a “down round” for purposes of all previously issued warrants and the December 14, 2011 Convertible Notes and resulted in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities. Two executive officers of the Company acquired 1,080,000 shares and 540,000 warrants for $270,000 in cash. Two directors of the Company acquired 120,000 shares and 60,000 warrants in lieu of payment of $30,000 of director fees.

NOTE 4. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

Pursuant to the terms of an exclusive license agreement with NCSU, the Company owes NCSU approximately $873,000 as of December 31, 2012 for patent costs and license fees (as compared to $753,000 owed as of December 31, 2011). These amounts are included in accounts payable and accrued liabilities in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they are past due. NCSU has the right to claim interest on the balance. Management periodically communicates its plans for commercialization of products using the technology licensed from NCSU and believes its relations with NCSU are sound. As of December 31, 2012, NCSU may have had the right to terminate the exclusive license agreement, but could only do so with a 60-day prior written notice, including the opportunity to cure within this timeframe. As of December 31, 2012, patent costs associated with the exclusive license agreements that could potentially be terminated had a carrying value of approximately $700,000. Additionally, NCSU has not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

As of March 7, 2013, the Company was in full compliance with the NCSU license agreement. Since December 31, 2012, the Company paid NCSU $400,000 and issued a note dated February 1, 2013 for $474,893; the note is unsecured, bears interest at 5% per annum and matures the earlier of October 1, 2013 or the closing of an in licensing agreement with up front proceeds of at least $1.5 million. NCSU also agreed not to invoke any rights to terminate the Company’s license agreement for nonpayment or nonperformance, if any, until October 1, 2013.

NOTE 5. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by a shareholder of the Company. This loan had a balance of $174,925 at December 31, 2012 and 2011. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at December 31, 2012 and 2011. The Company is current in meeting this interest payment obligation. The terms of the demand loan includes an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all the Company’s assets.

NOTE 6. - NOTES PAYABLE

Notes payable consisted of the following as of:

	December 31,	December 31,
	2012	2011
Notes date September 15 and October 15, 2009	$-	$25,000
Note dated March 31, 2011	77,000	87,000
Note dated January 25, 2011	140,000	140,000
Note dated March 30, 2011	350,000	350,000
Notes dated March 22, 2012 and April 13, 2012	50,000	-
	617,000	602,000
Less long term portion of notes payable	-	(177,000)
Notes Payable (shown in current liabilities)	$617,000	$425,000

Notes Dated September 15 and October 15, 2009 (unsecured) - On September 15, 2009 and October 15, 2009, the Company issued two notes payable to the same related party in the amounts of $15,000 and $10,000, respectively. The notes were fully paid in June 2012 together with accrued interest at 10% since issuance.

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

Note Dated March 31, 2011(unsecured) - On March 31, 2011, the Company issued a note to a vendor in the original amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. In December 2011 the note was amended and the principal was reduced by a cash payment of $50,000 and $100,000 of the note was exchanged for $115,000 of a portion of the Convertible Notes issued December 14, 2011 so that the remaining principal balance under the note was $87,000 as of December 31, 2011. The note amendment also provided for principal payments together with accrued interest to be due as follows: $50,000 on May 1, 2012 and $37,000 on January 1, 2013, the maturity date. The Company made only $10,000 of the May 1, 2012 principal installment, leaving a remaining balance of $77,000 as of December 31, 2012. On January 18, 2013 the note was paid in full together with accrued interest.

Note Dated March 30, 2011(unsecured) - On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest, which were due on July 1, 2012 have not been paid as of December 31, 2012. The outstanding principal on this note was $350,000 as of December 31, 2012 and 2011. In January 2013 the Company repaid $175,000 of note principal and all accrued interest; the balance of $175,000 was replaced by a new note which is unsecured, bears interest at 5% and matures July 1, 2014 or sooner if the Company receives license revenue or financing of at least $1,500,000 prior to maturity.

Notes Dated March 22, 2012 and April 13, 2012 (secured) - On March 22, 2012 and April 13, 2012, the Company issued two notes in the amount of $25,000 each. The notes bear interest at an annual rate of 15%. Principal and accrued interest, originally due on October 1, 2012, were paid in full on January 22, 2013. As of December 31, 2012, the outstanding principal on these notes is $50,000. The notes were secured by all assets of the Company and its subsidiaries. An officer of the Company is the managing member of the lender. On January 22, 2013 both notes were paid in full together with accrued interest.

NOTE 7. - CONVERTIBLE NOTES

ISSUED DECEMBER 14, 2011

The Company issued Convertible Notes on December 14, 2011 in a negotiated sale with 24 investors in the total face amount of $1,926,250. The Convertible Notes were sold for $1,675,000 - an original issue discount (OID) of $251,250. The Convertible Notes do not bear interest and the total face amount was due December 14, 2012. The Convertible Notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at an original conversion price of $0.75 per share at which time the holder shall also receive warrants equal to 120% of the number of shares of Company common stock into which such Convertible Notes have been then converted. Such warrants will have a term of five years and an exercise price of $1.50 per share of common stock. The Company can also force the investors to decide whether to convert by sending a 15-day written notice in which each investor is forced to decide whether to convert or get repaid. The Company had the right to mandatorily require the conversion of the Convertible Notes in the event the Company engaged in a subsequent financing transaction of at least $5,000,000 in shares of Company’s common stock with a sale price equal to or greater than $0.80 per share or debt securities which are convertible into shares of Company common stock with a conversion price equal to or greater than $0.80 per share of common stock. Also, in the event of a subsequent financing transaction of at least $5,000,000, the note holders have “piggyback’ registration rights of the common shares and warrants underlying the conversion of the Convertible Notes. The Convertible Notes contain “down round” provisions which provide for adjustments to the conversion price if the Company issues shares of common stock of 22nd Century Group at a price that is less than the exercise price. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. To the extent the Convertible Notes are converted, the warrants issued at conversion have a “down round provision” and will be classified as derivatives for accounting purposes, which (similarly to the January 25, 2011 Warrants) means they are reported as a liability and marked to market at each balance sheet date.

The Company’s common stock closed at $0.90 per share on December 14, 2011, which is greater than the portion of the conversion price under the Convertible Notes allocated to the underlying common shares. This difference is a beneficial conversion feature (BCF) which was valued at $1,062,758 at the issue date and recorded as debt discount and additional paid in capital. This BCF was amortized over the one year life of the Convertible Notes.

During the years ended December 31, 2012 and 2011, $1,284,363 and $29,645, respectively, of the debt discount was amortized and recorded as interest expense related to the OID and BCF discounts, leaving $0 of unamortized debt discount as of December 31, 2012 ($1,284,363 as of December 31, 2011).

Three of the Company’s executive officers at the time of issuance acquired a portion of the Convertible Notes - with a face value of $368,000 for cash of $105,000 and conversion of $215,000 short term unsecured 12% notes issued by the Company earlier in 2011.

During the year ended December 31, 2012 notes with a face amount of $120,750 (carrying value at time of conversion of approximately $55,000, net of unamortized discount) were converted into 161,494 shares of common stock and warrants to purchase 193,793 shares of common stock. As a result of the conversion, the unamortized portion of the debt discount amounting to approximately $66,000 was immediately charged to interest and a derivative warrant liability valued at approximately $152,000 was recorded.  The difference in the warrant value and debt relieved amounting to approximately $31,000 was also charged to interest expense. Included in note conversions during the year ended December 31, 2012 was a note converted by an officer with a face amount of $86,250 converted into 115,000 shares of common stock and warrants to purchase 138,000 shares of common stock.

All of the Convertible Notes issued on December 14, 2011 have been either converted or paid off in full subsequent to December 31, 2012. At December 31, 2012 notes with a total face and carrying value of $1,805,500 remained outstanding; of this amount $1,523,750 were extended, by agreement with the note holders, to April 14, 2013 at 15% interest per annum. From January 1, 2013 to February 6, 2013, $1,408,750 of the notes (together with accrued interest), with an adjusted conversion price of $0.7004 were converted into 2,035,720 shares of common stock and five-year warrants to purchase 2,662,769 shares of common stock at $1.50 per share; the Company discharged the remaining note principal of $396,750 by payment in cash of $339,250 and issuing a new note of $57,500 maturing in August 2013. A $247,250 note held by an executive officer and another note of $30,000 were discharged through payments in cash. Subsequent to this repayment, the Company issued a promissory note to the executive officer in the amount of $150,000, with 15% interest per annum and maturing on July 1, 2013. A third note of $115,000 plus interest was discharged through a payment of $58,340 in conjunction with a new note being issued for the same amount. In connection with the issuance of preferred shares in January 2013, the note holders entered into a lock-up agreement with the Company which limits their ability to sell any of the shares received as a result of the conversion of the notes and received additional warrants (five year term at $1.50 exercise price) to purchase 239,900 shares of common stock.

ISSUED AUGUST 9, 2012

The Company issued convertible notes on August 9, 2012 in a negotiated sale with 4 investors in the total face amount of $222,600. The convertible notes were sold for $210,000 - an original issue discount (OID) of $12,600. The convertible notes do not bear interest and the total face amount is due August 9, 2013 together with warrants equal to 50% of the number of shares of Company common stock into which such convertible notes could have been converted. These warrants were valued at $92,750 and represent additional debt discount and warrant liability. The convertible notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.60 per share at which time the holder shall also receive warrants equal to 100% of the number of shares of Company common stock into which such convertible notes have been then converted. Additional warrants issued as a result of conversion will be valued and recorded as a warrant liability at that time and will reduce the equity recorded as a result of the conversion. In the event the warrant value exceeds the amount of equity, an immediate charge to other expense will be recorded. The warrants issued upon conversion or maturity will have a term of five years and an exercise price of $1.00 per share of common stock. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. The warrants to be issued upon conversion or maturity have a “down round provision” and will be classified as derivatives for accounting purposes, which (similarly to previously issued Warrants) means they are reported as a liability and marked to market at each balance sheet date.

The Company’s common stock closed at $0.45 per share on August 9, 2012, which is greater than the portion of the conversion price under the convertible cotes allocated to the underlying common shares. This difference is a beneficial conversion feature (BCF) which was valued at $116,600 at the issue date and recorded as debt discount and additional paid in capital. This BCF is being amortized over the one year life of the convertible notes.

During the year ended December 31, 2012, $87,654 of debt discount was amortized and recorded as interest expense related to the OID, warrant and BCF discounts, leaving $134,296 of unamortized debt discount as of December 31, 2012.

The following table summarizes convertible notes and related discount.

	December 31,	December 31,
	2012	2011

Face value of all convertible notes payable through maturity	$2,028,100	$1,926,250
Less unamortized original issue discount	(63,787)	(245,582)
Less unamortized discount related to BCF	(70,509)	(1,038,782)
Convertible Notes, net of unamortized debt discount	$1,893,804	$641,886

Carrying value of December 14, 2011 Convertible Notes	$1,805,500	$641,886
Carrying value of August 9, 2012 convertible notes	$88,304	$-

NOTE 8. - DUE FROM RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by three shareholders of the Company, including the CEO. AC shares office space and employee services with the Company. During the year ended December 31, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500; other activity during the years ended December 31, 2012 and 2011 consisted mainly of repayments and advances. The net amount due from AC amounted to $36,969 as of December 31, 2012 ($15,491 as of December 31, 2011). No interest has been accrued or paid on the amount due from or to AC and there are no repayment terms.

NOTE 9. - DUE FROM OFFICERS

The amount due from officers of $3,578 at December 31, 2012 ($7,714 as of December 31, 2011) is primarily related to employee portion of FICA on restricted stock awards to be recovered from the employee.

NOTE 10. - WARRANTS FOR COMMON STOCK

In connection with the January 25, 2011 Private Placement and Merger, the Company issued five year warrants (“January 25, 2011 Warrants”) to purchase shares of common stock of 22nd Century Group. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date. As a result of the equity securities issued during 2012, the “down round provision” of the January 25, 2011 Warrants was triggered and the adjusted warrants now outstanding are: 5,482,055 with an exercise price of $2.73 per share and 3,947,232 with an exercise price of $1.39 per share. The original amount of the warrant liability related to the 5,482,055 warrants was $1,550,000 and was recorded as a reduction of equity on January 25, 2011; the original amount of the warrant liability related to the 3,947,232 warrants is $1,511,750, and, because it was recorded as a liability, the portion of proceeds from the Private Placement that was recorded as contributed capital was reduced accordingly. As a result of equity securities issued subsequent to December 31, 2012 there are 4,010,519 warrants with an exercise price of $1.37 per share and 5,615,454 warrants with an exercise price of $2.67 per share outstanding.

As a result of the equity securities issued during 2012, 193,200 warrants issued upon partial conversion of the December 14, 2011 Convertible Notes now amount to 213,638 five year warrants with an exercise price of $1.36 per share because these warrants include “down round provisions” and resulted in a derivative liability upon issuance of approximately $152,000. All 213,638 of these warrants are outstanding as of December 31, 2012. As a result of equity securities issued subsequent to December 31, 2012 there are now 236,456 warrants outstanding with an exercise price of $1.23 per share.

As a result of the equity securities issued during the second half of 2012, 1,710,833 warrants to purchase common stock issued in the May 2012 private placement now amount to 1,710,833 five year warrants with an exercise price of $0.60 per share because these warrants include “down round provisions” and resulted in a derivative liability upon issuance of approximately $1,841,000. All 1,710,833 of these warrants are outstanding as of December 31, 2012.

The convertible notes issued in August 2012 require the Company to issue at least 185,500 warrants ($1.00 per share five year term) and resulted in a derivative liability upon issuance of the notes of approximately $92,750.

All 1,619,000 warrants to purchase common stock issued in the November 2012 private placement (originally $1.00 per share five year term) are outstanding as of December 31, 2012. These warrants include “down round provisions” and resulted in a derivative liability upon issuance of approximately $353,747. As a result of equity securities issued subsequent to December 31, 2012 the exercise price of these warrants has been adjusted to $0.60 per share.

The Company estimates the value of warrant liability upon issuance of the warrants and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrants and other securities in the Company’s capital structure. Volatility was estimated based on historical observed equity volatilities and implied (forward) or expected volatilities for a sample group of guideline companies and consideration of recent market trends. The following table is a roll-forward of the warrant liability:

Fair value of warrant liability upon issuance - January 25, 2011	$3,061,750
Gain as a result of change in fair value	(2,511,750)
Fair value at December 31, 2011	550,000
Fair value of warrant liability upon partial conversion of December 14, 2011 Notes	152,100
Fair value of warrant liability upon issuance – May 15, 2012	1,841,000
Fair value of warrant liability related to minimum warrants issuable upon maturity of August 9, 2012 convertible notes	92,750
Fair value of warrant liability upon issuance – November 9, 2012	353,747
Loss as a result of change in fair value	1,183,543
Fair value at December 31, 2012	$4,173,140

The aggregate net loss on warrant liabilities for the year ended December 31, 2012 amounted to $1,183,543 and is included in other income and expense as part of “warrant liability-net” in the accompanying consolidated statement of operations. The amount for the year ended December 31, 2012 also includes a charge to other expense as a result of warrant liabilities issued in connection with the May private placement in excess of the proceeds raised in the amount of $814,500.

ASC 820 - “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

The following table summarizes the warrant activity since December 31, 2010:

Number of Warrants

Warrants outstanding at December 31, 2010	-
January 25, 2011 Warrants issued	8,668,701
Warrants exercised during 2011	-
Warrants outstanding at December 31, 2011	8,668,701
Warrants issued	3,523,033
Additional warrants due to anti-dilution provisions	780,930
Warrants exercised during 2012	-
Warrants outstanding at December 31, 2012	12,972,664

NOTE 11. - COMMITMENTS

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for 2013 is $75,000, and in 2016 the annual minimum royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. These minimum royalty payments are due each February following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the year ended December 31, 2012, the costs incurred related to patent costs and patent maintenance amounted to $104,558 ($93,343 during the year ended December 31, 2011).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $65,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patent.

The Company entered into a three year lease for approximately 3,800 square feet of office space in Clarence, NY, which commenced September 1, 2011. Scheduled rent remaining as of December 31, 2012 is as follows:

2013	$37,833
2014	$28,000

NOTE 12. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011

Net loss attributed to common shareholders	$(6,735,281)	$(1,353,903)

Denominator for basic earnings per share-weighted average shares outstanding	30,419,556	26,391,204

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	30,419,556	26,391,204

Income (loss) per common share - basic	$(0.22)	$(0.05)

Income (loss) per common share- diluted	$(0.22)	$(0.05)

Securities outstanding that were excluded from the computation of earnings per share for the year ended December 31, 2012 and 2011 because they would have been anti-dilutive are as follows:

	December 31,	December 31,
	2012	2011

Warrants	12,972,664	8,668,701
Convertible Debt Issued December 14, 2011 (number of shares including related warrants upon conversion of 3,061,034)	4,706,782	-
Convertible Debt Issued August 9, 2012 (number of shares including related warrants upon conversion of 371,000)	742,000	-
Restricted Stock	550,000	700,000
Options	465,000	35,000
	19,436,446	9,403,701

NOTE 13. - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP has a term of ten years and is administered by our Board of Directors (“Board”) or a committee to be established by our Board (the “Administrator”), to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the EIP. On March 30, 2011, the Company filed a Form S-8 registration statement with the SEC to register all of the shares of common stock of 22nd Century Group that it may issue under the EIP.

For year ended December 31, 2012, the Company recorded compensation expense related to restricted stock and stock option awards of $732,209 ($376,437 for the year ended December 31, 2011), which included two awards during 2012 for 550,000 restricted shares that vested immediately and were valued at the closing price on the award date.

As of December 31, 2012, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $100,000, which is expected to be recognized approximately as follows: $70,000 during 2013 and $30,000 during 2014. No expense was recorded for restricted stock grants with milestone vesting not considered probable, which had a fair value at grant date of $51,000.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2012 and 2011:

	2012	2011
Risk-free interest rate	1.71%	3.50%
Expected dividend yield	0%	0%
Expected stock price volatility	90%	90%
Expected life of options	10 years	10 years

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

A summary of all stock option activity since December 31, 2010 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	-	$-
Granted	35,000	$1.20
Forfeited	-	$-
Outstanding at December 31, 2011	35,000	$1.20
Granted	455,000	$0.65
Forfeited	(25,000)	$0.69
Outstanding at December 31, 2012	465,000	$0.69	9.33 years	$42,400

Exercisable at December 31, 2012	395,000	$0.69	9.32 years	$39,700

The weighted average grant date fair value of options issued in 2012 was $0.56 ($1.04 – 2011). The total fair value of options that vested during 2012 amounted to $242,160 ($0 – 2011).

NOTE 14 - INCOME TAXES

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2012 and 2011.

The provision (benefit) for income taxes consists of the following:

	2012	2011

Current:
Federal	$-	$-
State	-	-
Total current	-
Deferred:
Federal	(1,370,382)	(1,284,145)
State	(308,039)	(288,654)
Total deferred	(1,678,421)	(1,572,799)
Change in valuation allowance	1,678,421	1,572,799
	$-	$-

The provision (benefit) for income tax varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2012	2011

Statutory federal rate	(34.0)%	(34.0)%
Permanent items	2.0	0.2
Change in tax status	0.0	(20.8)
Derivative liability	10.1	(6.1)
State tax provision, net of federal benefit	(3.0)	(4.7)
Valuation allowance	24.9	65.4

Effective tax rate (benefit) provision	0.0%	0.0%

Individual components of deferred taxes consist of the following:

Deferred tax assets:
Net operating loss carryforwards	3,684,817	$2,033,122
Derivative liability	21,725	212,773
Inventory reserve	69,120	0
Other	967	0
	3,776,629	2,245,895
Deferred tax liabilities:
Prepaid expenses	0	(6,838)
Fixed assets	(2,333)	0
Patents and trademarks	(490,882)	(180,795)
Stock-based compensation	(28,300)	(81,265)
Beneficial conversion feature of convertible debt	(27,277)	(404,198)
	(548,792)	(673,096)
Valuation allowance	(3,227,837)	(1,572,799)

Net deferred taxes	$-	$-

The Company incurred a net operating loss of approximately $9,500,000 from the Merger to December 31, 2012 and this amount is being carried forward to future years and expires in 2031 and 2032. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future before they expire, the company has recorded a valuation allowance to reduce the net deferred tax asset to zero. This NOL is included in the net deferred tax asset that has been fully offset by the valuation allowance.

As of December 31, 2012 the Company has a deferred tax liability of $27,277, which is based on the tax effect of the difference in basis between GAAP and tax purposes for the beneficial conversion feature on the convertible notes issued. This amount is originally recorded through additional paid in capital and a corresponding offsetting entry is made to the valuation allowance.  Any remaining balance will be considered when the Company determines that the valuation allowance is no longer needed in its entirety.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has no uncertain tax positions as of December 31, 2012.

The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2012 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2012.

NOTE 15. - SUBSEQUENT EVENTS

On January 11, 2013, the Company sold 2,500 shares of newly created Series A-1 10% Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and warrants for $2.5 million. Net proceeds from this issuance were $2.125 million. On February 4, 2013 the Company filed an S-1 registration statement with the Securities and Exchange Commission to register up to 27,500,000 shares issuable (i) upon conversion of Series A-1 Preferred Stock, (ii) as dividend payments on Series A-1 Preferred Stock and (iii) upon the exercise of the warrants issued with the Series A Preferred Stock.

The shares of Series A-1 Preferred Stock are initially convertible into a total of 4,166,666 shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments. The Series A-1 Preferred Stock will pay a 10.0% annual cash dividend, which may be payable in shares of our common stock in certain circumstances, and will have a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock has no voting rights. The Conversion Price of the Series A-1 Preferred Stock is subject to adjustment as follows:

1.	on the effective date of this registration statement, the Conversion Price will be reduced to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.35 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day volume weighted average prices, or VWAPs, immediately prior to each such effective date or (3) $0.60 (subject to adjustment for forward and reverse stock splits and the like);

2.	if on the 180th day immediately following the closing date of January 11, 2013 (the “Closing Date”), 70% of the average of the five (5) trading day VWAPs immediately prior to such date is less than the then Conversion Price, then on such 180th day the Conversion Price shall be reduced, and only reduced, to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.15 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day VWAPs immediately prior to each such 180th day immediately following the Closing Date or (3) $0.35 (subject to adjustment for forward and reverse stock splits and the like); and

3.	if all of the shares required to be registered are not registered pursuant to an effective registration statement within the 120th day anniversary of the Closing Date, then on the 180th day and 270th day following the Closing Date, the Conversion Price shall be reduced, and only reduced, to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.15 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day VWAPs immediately prior to each such date or (3) $0.35 (subject to adjustment for forward and reverse stock splits and the like).

We also issued to the Purchasers a Series A warrant (the “Series A Warrant”), a Series B warrant (the “Series B Warrant”), and a Series C warrant (the “Series C Warrant”) (with the Series A Warrant, Series B Warrant and Series C Warrant being collectively referred to herein as the “Warrants”). The Series A Warrant allows the Purchasers the right to acquire, initially before any adjustments to the conversion price, up to an additional 4,166,666 shares of the Company’s common stock at an exercise price of approximately $0.72 per share over a period of five (5) years. The Series A Warrant also allows for such warrant to be exercised on a cashless basis. The Series B Warrant allows the Purchasers a one-year period to exercise an overallotment option as contained in the Series B Warrant to purchase, initially before any adjustments to the conversion price, up to an additional aggregate of 2,083,334 shares of the Company’s common stock at a price of $0.60 per share. The Series B Warrant may not be exercised on a cashless basis except only in certain limited circumstances. In the event the Purchasers exercise, in whole or in part the overallotment option as contained in the Series B warrant, then the Purchasers shall have the right to exercise on a pro rata basis the portion of the Series C Warrant issued to the Purchasers to acquire, initially before any adjustments to the conversion price, up to an additional aggregate of 2,083,334 shares of the Company’s common stock at an exercise price of approximately $0.72 per share over a period of five (5) years. The Series C Warrant allows for such warrant to be exercised on a cashless basis.

We agreed to a covenant in conjunction with the purchase agreement executed in connection with the sale of the Series A-1 Preferred Stock and Warrants to use our commercially reasonable efforts to file with the SEC this registration statement, within thirty (30) days following. We will use our commercially reasonable efforts to cause this registration statement to be declared effective by the SEC within sixty (60) calendar days of filing with the SEC (105 days if the SEC reviews such registration statement). If (i) we are late in filing this registration statement, (ii) we fail to file with the SEC a request for acceleration in accordance with Rule 461 of the Securities Act within five trading days of our being notified by the SEC that this registration statement will not be subject to further review by the SEC, (iii) we fail to timely file a pre-effective amendment or otherwise respond in writing to comments made by the SEC in respect of this registration statement, (iv) this registration statement is late in being declared effective by the SEC, or (v) following the effective date of this registration statement, this registration statement ceases to remain continuously effective as to the registrable securities contained herein, then the holders of registrable common stock shall be entitled to monetary damages equal to two percent (2%) of the aggregate purchase price paid by such holder pursuant to the purchase agreement upon the occurrence of one of the foregoing events and for each full month thereafter until the applicable event is cured.

The Series A-1 Preferred Stock contains standard anti-dilution adjustments in the event of a stock dividend, stock split or similar corporate transaction. In addition, if, at any time while shares of Series A-1 Preferred Stock are outstanding, we sell any common stock (or securities issuable into common stock) or grant any option to purchase any common stock at an effective price per share that is lower than the then Conversion Price, which we refer to as a Diluting Issuance, then the Conversion Price shall be reduced to equal the effective price per share (as determined pursuant to the Certificate of Designation) of the Diluting Issuance. No adjustments will be made for shares of common stock or options granted to employees, officers or directors under our Equity Incentive Plan, upon conversion or exchange of any securities outstanding as of the time of the issuance of the Series A-1 Preferred Stock or in connection with certain business combinations. In the event we (i) declare dividends on our common stock, (ii) grant any right to acquire common stock or other property pro rata to all of our holders of our common stock or (iii) enter into a fundamental transaction that provides for consideration to the holders of our common stock, then the Series A-1 Preferred Stock shall have the right to participate on a pro rata as-converted basis without regard to the 9.99% beneficial ownership limitation.

We paid Chardan Capital Markets LLC a commission equal to (i) ten percent (10%) of the cash received by us and (ii) 416,666 shares of common stock. In the event the Purchasers exercise for cash any of the Warrants, then we will also pay an additional cash commission to Chardan Capital Markets LLC equal to eight percent (8%) (with no additional equity) of any such additional cash amounts received by us. After deducting fees and expenses, the aggregate net proceeds from the sale of the Series A-1 Preferred Shares and the Warrants were approximately $2.125 million. We intend to use the net proceeds for the payment of certain financial obligations and for working capital and other general corporate purposes.

All Convertible Notes issued on December 14, 2011 have been either converted or paid off in full subsequent to December 31, 2012. At December 31, 2012 notes with a total face and carrying value of $1,805,500 remained outstanding; of this amount $1,523,750 were extended, by agreement with the note holders, to April 14, 2013 at 15% interest per annum. From January 1, 2013 to February 6, 2013, $1,408,750 of the notes (together with accrued interest), with an adjusted conversion price of $0.7004 were converted into 2,035,720 shares of common stock and five-year warrants to purchase 2,662,769 shares of common stock at $1.50 per share; the Company discharged the remaining note principal of $396,750 by payment in cash of $339,500 and issuing a new note of $57,500 maturing in August 2013. A $247,250 note held by an executive officer and another note of $30,000 were discharged through payments in cash. Subsequent to this repayment, the Company issued a promissory note to the executive officer in the amount of $150,000, with 15% interest per annum and maturing on July 1, 2013. A third note of $100,000 was discharged through a payment of $58,340 in conjunction with a new note being issued for the same amount. In connection with the issuance of preferred shares in January 2013, the note holders entered into a lock-up agreement with the Company which limits their ability to sell any of the shares received as a result of the conversion of the notes and received additional warrants (five year term at $1.50 exercise price) to purchase 239,900 shares of common stock.

As of March 7, 2013, the Company was in full compliance with the NCSU license agreement. Since December 31, 2012 the Company paid NCSU $400,000 and issued a note dated February 1, 2013 for $474,893; the note is unsecured, bears interest at 5% and matures the earlier of October 1, 2013 or the closing of an in licensing agreement with up front proceeds of at least $1.5 million. NCSU also agreed to not to invoke any rights to terminate the Company’s license agreement for nonpayment or nonperformance until October 1, 2013.

Effective February 25, 2013 the Company’s board of directors awarded officers, employees and directors an aggregate of 890,000 restricted shares that vest immediately and stock options for 185,000 shares at an exercise price of $0.80 per share. In addition the board approved an amendment to the 2011 milestone award to an executive officer so as to provide for vesting in the case of certain events such as: a change in control of the Company, the executive officer’s death or disability, termination by the Company of the executive’s employment without cause (as defined in the executives employment agreement) and termination by the executive of his employment for good reason (as defined in the executives employment agreement).

Item 15 (b)	Exhibits

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

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated as of January 25, 2011 by and among the Company, 22nd Century, and Acquisition Sub (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 3, 2010).

3.1.1	Certificate of Designation of Preferences, Rights and Limitations of Series A-1 10% Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

3.2	Bylaws of the Company (incorporated herein by reference to Exhibit 4.2 to the Company’s Form S-8 filed with the SEC on March 30, 2011).

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

4.1.1	Amendment dated November 29, 2012 to the Company’s December 2011 Convertible Notes (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 2, 2013).

4.2	Form of Warrant dated as of January 25, 2011 issued to LLC members of 22nd Century prior to the consummation of the Private Placement Offering upon consummation of the Merger (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

4.3	Form of Warrant dated as of January 25, 2011 issued to investors in the Private Placement Offering upon consummation of the Merger (Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

4.4	Form of Warrant dated as of January 25, 2011 issued to the Placement Agent and Sub-Agent upon consummation of the Merger (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

4.5	Advisor Warrant dated as of January 25, 2011 issued to the Placement Agent in connection with that certain Advisory Agreement dated as of January 25, 2011 by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

4.6	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

4.7	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2012).

4.8	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2012).

4.9	Form of Series A Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

4.10	Form of Series B Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

4.11	Form of Series C Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

10.1	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-8 filed with the SEC on March 30, 2011).

10.2	Form of Securities Purchase Agreement dated as of January 25, 2011 by and among 22nd Century, the purchaser(s) identified on the signature pages thereto and Parent, solely for the purposes of Section E and Section G thereof, as amended (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.3	Form of Conversion Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.4	Advisory Agreement dated as of January 25, 2011 by and between the Company and the Placement Agent (incorporated herein by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.5	Placement Agency Agreement dated as of December 1, 2010 by and between 22nd Century and the Placement Agent (incorporated herein by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.6	Escrow Agreement dated as of December 2, 2010 by and among 22nd Century, the Placement Agent and Bank of America, National Association (incorporated herein by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.7	Split-Off Agreement dated as of January 25, 2011 by and among the Company, Touchstone Split. Corp and David Rector (incorporated herein by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.8	Letter from Paramount Strategy Corp dated as of December 21, 2010 regarding loan forgiveness (incorporated herein by reference to Exhibit 10.12 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.9	Letter from Milestone Enhanced Fund Ltd. dated as of December 28, 2010 regarding loan forgiveness (incorporated herein by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.10	Letter from Mark Tompkins dated as of January 25, 2011 regarding loan forgiveness (incorporated herein by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.11†	Employment Agreement dated as of January 25, 2011 by and between the Company and Joseph Pandolfino (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.12†	Employment Agreement dated as of January 25, 2011 by and between the Company and Henry Sicignano III (incorporated herein by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.13†	Employment Agreement dated as of March 15, 2011 by and between the Company and Michael R. Moynihan (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 registration statement filed with the Commission on June 6, 2011).

10.14	Restated Promissory Note dated June 30, 2011, payable by the Company to Henry Sicignano III in the principal amount of $150,000 (incorporated by reference to Exhibit 10.20 to the Company’s Form S-1 registration statement filed with the Commission on July 20, 2011).

10.15††	License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.15.1	Amendment dated August 9, 2012 to License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2012).

10.16††	License Agreement dated May 1, 2009 between The National Research Council of Canada and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.17	Letter Agreement between the Company and NCSU dated November 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 23, 2011).

10.18	Form of Securities Purchase Agreement, dated as of December 14, 2011, by and between 22nd Century Group, Inc. and the purchasers thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 14, 2011).

10.19	Form of Securities Purchase Agreement, dated as of January 11, 2013, by and between 22nd Century Group, Inc. and the purchasers thereto (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

10.20	Form of Registration Rights Agreement, dated as of January 11, 2013, by and between 22nd Century Group, Inc. and the parties thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

10.21	Form of Insiders Lock-Up Agreement (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

10.22	Form of Specified Investors Lock-Up Agreement (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on January 17, 2013).

10.23*	NCSU Promissory Note

10.24*	Promissory Note dated March 13, 2013 between the Company and Foley & Lardner LLP

21.1*	Subsidiaries of the Company

23.1*	Consent of Freed Maxick CPAs, P.C.

101*	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

22nd Century Group, INC.

Date:	March 18, 2013	By:	/s/ Joseph Pandolfino
Joseph Pandolfino
(Principal Executive Officer)

Date:	March 18, 2013	By:	/s/ Henry Sicignano III
Henry Sicignano III
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 18, 2013	By:	/s/ Joseph Pandolfino
Joseph Pandolfino
Chief Executive Officer and Director

Date:	March 18, 2013	By:	/s/ Henry Sicignano III
Henry Sicignano III
Chief Financial Officer, President, Secretary and Director

Date:	March 18, 2013	By:	/s/ Joseph Alexander Dunn, Ph.D.
Joseph Alexander Dunn, Ph.D.
Director

Date:	March 18, 2013	By:	/s/ James W. Cornell
James W. Cornell
Director

