Form 10-Q
period 2013-03-31
22nd Century Group, Inc.
filed 2013-05-10
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 7, 2013, there were 39,001,165 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

March 31, 2013 with Comparative Figures at December 31, 2012

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$278,884	$188
Due from related party	38,469	36,969
Due from officers	7,783	3,578
Inventory	1,231,013	1,230,526
Prepaid expenses	49,268	10,044
Total current assets	1,605,417	1,281,305

Other assets:
Patent and trademark costs, net	1,338,507	1,353,304
Office furniture and fixtures, net	28,149	6,030
Deferred debt issuance costs, net	-	4,232
Total other assets	1,366,656	1,363,566

Total assets	$2,972,073	$2,644,871

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loan	$174,925	$174,925
Accounts payable	212,328	1,410,650
Accrued interest payable to related parties	4,130	3,567
Accrued expenses	224,318	503,002
Preferred stock dividend payable	52,083	-
Notes payable	1,050,013	617,000
Convertible notes, net of unamortized discount	143,031	1,893,804
Total current liabilities	1,860,828	4,602,948

Long term portion of notes payable	175,000	-
Warrant liability	8,669,070	4,173,140
Total liabilities	10,704,898	8,776,088

Commitments and contingencies (Note 12)	-	-

Shareholders' deficit
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
2,500 convertible preferred shares, $1,000 stated value, 10% cumulative (0 at December 31, 2012)	-	-
37,709,365 common shares (34,286,979 at December 31, 2012)	378	344
Capital in excess of par value	8,608,662	7,645,017
Accumulated deficit	(16,341,865)	(13,776,578)
Total shareholders' deficit	(7,732,825)	(6,131,217)

Total liabilities and shareholders' deficit	$2,972,073	$2,644,871

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2013 and 2012

(unaudited)

	March 31, 2013	March 31, 2012

Revenue	$-	$-

Operating expenses:
Research and development	190,748	87,734
General and administrative	1,148,132	309,790
Sales and marketing costs	-	3,834
Amortization and depreciation	52,624	45,958
	1,391,504	447,316

Operating loss	(1,391,504)	(447,316)

Other expense:
Warrant liability change - net	(1,016,175)	(1,243,000)
Interest expense and amortization of debt discount and expense:
Related parties	(6,547)	(138,281)
Other	(98,978)	(295,615)
	(1,121,700)	(1,676,896)

Net loss	(2,513,204)	(2,124,212)

Net loss attributable to non-controlling interest	-	1,456

Net loss attributed to common shareholders	$(2,513,204)	$(2,122,756)

Loss per common share - basic and diluted	$(0.07)	$(0.08)

Common shares used in basic earnings per share calculation	36,305,669	28,020,031

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT

Three Months Ended March 31, 2013

(unaudited)

	Preferred	Common	Par value	Par value	Contributed
	Shares	Shares	of Preferred	of Common	Capital	Accumulated	Shareholders'
	Outstanding	Outstanding	Shares	Shares	Common Shares	Deficit	Deficit
Balance at December 31, 2012	-	34,286,979	$-	$344	$7,645,017	$(13,776,578)	$(6,131,217)

Common stock issued upon exercise of Convertible Notes	-	2,035,720	-	20	(20)	-	-

Preferred stock issued in January 2013 private placement	2,500	416,666	-	4	(4)	-	-

Stock based compensation	-	970,000	-	10	963,669	-	963,679

Accrued dividends on preferred stock	-	-	-	-	-	(52,083)	(52,083)

Net loss	-	-	-	-	-	(2,513,204)	(2,513,204)

Balance at March 31, 2013	2,500	37,709,365	$-	$378	$8,608,662	$(16,341,865)	$(7,732,825)

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2013 and 2012

(unaudited)

	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(2,513,204)	$(2,124,212)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization and depreciation	52,624	45,958
Amortization of debt issuance costs	4,232	2,159
Amortization of debt discount	54,727	393,709
Interest due to debt conversion	17,386	20,750
Loss (gain) warrant liability - derivative	1,016,175	1,243,000
Equity based employee compensation expense	873,627	48,979
Equity based payments for outside services	90,051	10,750
Increase in assets:
Inventory	(487)	(30)
Prepaid expenses	(39,224)	(51,433)
Increase (decrease) in liabilities:
Accounts payable	(460,286)	350,926
Accrued interest payable to related parties	563	18,926
Accrued expenses	(233,306)	(235,711)
Net cash used by operating activities	(1,137,122)	(276,229)
Cash flows from investing activities:
Acquisition of patents and trademarks	(14,620)	(500)
Acquisition of office furniture and fixtures	(13,985)	-
Net cash used by investing activities	(28,605)	(500)
Cash flows from financing activities:
Proceeds from issuance of notes	150,000	25,000
Payments on borrowings - notes payable	(395,286)	-
Payments on borrowings - convertible notes	(339,250)	-
Net proceeds from January 2013 preferred stock private placement	2,034,664	-
Net payments to related party	(1,500)	(4,000)
Net advances (to) from officers	(4,205)	3,657
Net cash provided by financing activities	1,444,423	24,657
Net increase (decrease) in cash	278,696	(252,072)
Cash - beginning of period	188	252,249
Cash - end of period	$278,884	$177

Cash paid during the period for interest	$30,550	$196,539
Cash paid during the period for income taxes	$-	$-

2nd CENTURY GROUP INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

Three Months Ended March 31, 2013 and 2012

(unaudited)

	March 31, 2013	March 31, 2012
Supplemental disclosure of noncash investing and financing activities:

Common stock issued as payment of accounts payable	$-	$209,754

Accounts payable converted to promissory notes	$769,377	$-

Accrued interest converted to promissory notes	$26,422	$-

Common stock issued for prepaid services	$-	$171,246

Notes payable and accrued interest converted to common shares	$-	$86,250

Common stock issued for fees relating to January 2013 preferred stock private placement	$416,666	$-

Preferred stock dividend payable	$52,083	$-

Refinance of convertible note to note payable	$57,500	$-

Issuance of warrants as derivative liability instruments upon conversion of notes payable and accrued interest	$1,427,705	$107,000

Issuance of warrants as derivative liability instruments and reduction of capital	$2,034,664	$-

Patent and trademark additions included in accounts payable	$22,633	$19,395

Office furniture and fixture additions included in accounts payable	$8,707	$-

Deferred debt issuance costs included in accounts payable	$-	$5,000

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2013

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair and non-misleading presentation of the financial statements have been included.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements and the notes thereto.

Nature of Business - 22nd Century Ltd, 22nd Century Group’s wholly-owned subsidiary, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 109 issued patents in 78 countries plus an additional 39 pending patent applications. Goodrich Tobacco Company, LLC and Hercules Pharmaceuticals, LLC are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) premium cigarettes and modified risk tobacco products and (ii) smoking cessation product, respectively.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, its wholly owned subsidiary, 22nd Century Ltd, and 22nd Century Ltd’s wholly owned subsidiaries, Goodrich Tobacco and Hercules Pharmaceuticals. In May 2012, 22nd Century Ltd acquired from an employee the non-controlling membership units of Goodrich Tobacco that it did not own so that Goodrich Tobacco became a wholly owned subsidiary. All intercompany accounts and transactions have been eliminated.

Reclassifications - Certain items in the 2012 financial statements have been reclassified to conform to the 2013 classification.

Preferred stock authorized - the authorization is for “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock. On January 11, 2013, the Company designated the rights of and issued 2,500 shares of Series A-1 Preferred Stock.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. As of March 31, 2013 and December 31, 2012, the Company’s inventory consisted primarily of raw materials, mainly tobacco.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent applications being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patents. The amounts capitalized relate to patents the Company owns or to which it has exclusive rights and its trademarks the Company owns, and exclude approximately $1.8 million recovered from a former licensee as direct reimbursements of costs incurred. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s largest patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees, which are generally due on an annual basis, are expensed as incurred. Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $2,263,839 and $925,332, respectively, as of March 31, 2013 ($2,226,586 and $873,282, respectively, as of December 31, 2012). The estimated annual amortization expense for the next five years is approximately $208,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future of undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three months ended March 31, 2013 or 2012.

Deferred Debt Issuance Costs - The Company incurred costs related to a private placement of convertible notes that closed on December 14, 2011 (“Convertible Notes”). These costs were recorded on the balance sheet as a deferred charge and are being amortized over the term (including extension) of the Convertible Notes. There was no unamortized balance at March 31, 2013 ($4,232 as of December 31, 2012). Amortization expense for the three months ended March 31, 2013 and 2012 amounted to $4,232 and $2,159, respectively.

Income Taxes - The Company is required to recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards. The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2012 are currently open to audit under the statutes of limitations. There are no pending audits as of March 31, 2013.

In light of the Company’s history of cumulative losses, management has determined that is it more likely than not that its net deferred tax asset will not be realized. Accordingly, the Company established a valuation allowance to fully offset its net deferred tax asset as of March 31, 2013 and December 31, 2012.

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

When the convertible feature of conventional convertible debt is issued, the embedded conversion feature is evaluated to determine if bifurcation and derivative treatment is required and whether there is a beneficial conversion feature. When the convertible debt provides for an effective rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any embedded or detachable free standing instruments that are included, such as common stock warrants. The proceeds allocated to any warrants are recorded as a debt discount.

For the Convertible Notes, bifurcation of the embedded conversion feature was not required and the Company recorded the OID and the BCF related to these Convertible Notes as a debt discount and recorded the Convertible Notes net of the discount related to both the OID and the BCF. Debt discount is amortized to interest expense over the life of the debt. In the case of any conversion prior to the maturity date there will be an unamortized amount of debt discount that relates to such conversion. The prorata amount of unamortized discount at the time of such conversion is charged to interest expense as accelerated amortization of the discount. The fair value of warrants issued at the time of conversion is recorded as a reduction of the amount applied to the common stock issued in the conversion, and to the extent the fair value of warrants exceeds the carrying value of the debt, a charge to interest expense results for such excess amount.

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

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the mark SPECTRUM. The Company has delivered approximately 12 million SPECTRUM cigarettes during the years ended December 31, 2012 and 2011. There were no SPECTRUM cigarettes delivered during the three months ended March 31, 2013 and 2012. Future revenue under this sub-contract arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred.

Derivatives - We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Fair Value of Financial Instruments - Financial instruments include cash, receivables, accounts payable, accrued expenses, notes payable, convertible notes payable and warrant liability.  Other than warrant liabilities and convertible notes payable, fair value is assumed to approximate carrying values for these financial instruments; since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The convertible notes payable are recorded at their face amount, net of unamortized discounts for original issue discounts and beneficial conversion features. As of March 31, 2013, the fair value of the convertible notes with a face amount of approximately $222,600 had an estimated fair value of approximately $763,000 based on the underlying value of the shares and warrants that the notes can be converted into. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input and the warrants are measured with Level 3 inputs. The determination of the fair value of the warrant liabilities is disclosed in Note10.

NOTE 2. - LIQUIDITY AND MANAGEMENT’S PLANS

Since 2006, 22nd Century Ltd has incurred substantial operating losses as it transitioned from being only a licensor of its proprietary technology and tobaccos to commercializing its own tobacco products. At March 31, 2013, the Company had current assets of $1,605,417 and current liabilities of $1,860,828. Cash on hand at March 31, 2013 of $278,884 is insufficient to sustain operations for the remainder of 2013 and pay outstanding current liabilities as they become due. The Company is seeking licensees for its technology and products and joint venture partners to fund the remaining X-22 clinical trials.

Goodrich Tobacco continues to explore having its RED SUN, MAGIC and SPECTRUM brands produced by an alternative contract manufacturer that is a participating manufacturer to the Master Settlement Agreement (“MSA”) a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). In parallel to these efforts, in January 2013 Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC in the U.S. To facilitate Goodrich Tobacco becoming a participating manufacturer of the MSA, sales and marketing of these products have been curtailed, especially in 2012 because the more RED SUN and MAGIC that is sold while being produced by a non-participating manufacturer, the greater settlement cost Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA. The Company expects its cigarette factory start-up costs to be approximately $250,000 and it plans to lease a portion of the machinery required. The costs associated with the MSA settlement are expected to be less than $40,000.

In January 2013, the Company realized net proceeds of approximately $2.035 million through the sale of preferred shares and convertible notes with a carrying value at December 31, 2012 of approximately $1.409 million were converted into common stock and warrants. While these steps significantly improved the Company’s financial position, it will need additional financing or one or more licensing arrangements for its technology and products in order to have adequate cash requirements to fund operations and meet its obligations during the remainder of 2013. There can be no assurance that the Company will be able to raise sufficient financing or obtain a significant licensing contract. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE 3. - JANUARY 2013 PREFERRED STOCK PRIVATE PLACEMENT

On January 11, 2013, the Company sold 2,500 shares of newly created Series A-1 10% Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and warrants for $2.5 million. Net proceeds from this issuance were $2.035 million. On February 4, 2013 the Company filed an S-1 registration statement with the Securities and Exchange Commission (“SEC”) and on March 29, 2013, after the Company filed two amendments, the SEC declared the registration statement effective to register up to 6,250,000 common shares issuable upon conversion of Series A-1 Preferred Stock and upon exercise of the Series B warrant.

The shares of Series A-1 Preferred Stock are initially convertible into a total of 4,166,666 shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments. The Series A-1 Preferred Stock will pay a 10.0% annual cash dividend, which may be payable in shares of our common stock in certain circumstances, and will have a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock has no voting rights. The Conversion Price of the Series A-1 Preferred Stock is subject to adjustment as follows:

1.	on the effective date of the registration statement, the Conversion Price will be reduced to the lesser of (1) the Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.35 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day volume weighted average prices, or VWAPs, immediately prior to each such effective date or (3) $0.60 (subject to adjustment for forward and reverse stock splits and the like). No adjustment to the Conversion Price was triggered upon the effectiveness of the registration statement;

2.	if on the 180th day immediately following the closing date of January 11, 2013 (the “Closing Date”), 70% of the average of the five (5) trading day VWAPs immediately prior to such date is less than the Conversion Price, then on such 180th day the Conversion Price shall be reduced, and only reduced, to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.15 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day VWAPs immediately prior to each such 180th day immediately following the Closing Date or (3) $0.35 (subject to adjustment for forward and reverse stock splits and the like); and

3.	if all of the shares required to be registered are not registered pursuant to an effective registration statement within the 120th day anniversary of the Closing Date, then on the 180th day and 270th day following the Closing date, the Conversion Price shall be reduced, and only reduced, to the lesser of (1) the Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.15 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day VWAPs immediately prior to each such date or (3) $0.35 (subject to adjustment for forward and reverse stock splits and the like). The registration statement was declared effective on March 29, 2013, therefore, the Conversion Price will not be subject to this adjustment.

The preferred stockholders do not have mandatory redemption rights, nor does the Company have an unconditional obligation to issue a variable number of shares.  Further, there is a limit on the number of shares that are issuable upon conversion.  Accordingly, the Series A-1 Preferred Stock is classified as permanent equity.  Based on the fact that the host instrument is more akin to equity, it was further determined that bifurcation of the embedded conversion feature is not required.

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

The warrants have a “down round provision” which results in the warrants being classified and reported as derivative liabilities for accounting purposes and marked to market at each balance sheet date. At the date of the issuance of these warrants, including lock-up warrants, the fair value was estimated to be $6,022,319, which exceeded the net consideration received in the offering of $2,034,664, resulting in an immediate charge to other expense – warrant liability change - net in the amount $3,987,655.

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

The Company agreed to a covenant in conjunction with the purchase agreement executed in connection with the sale of the Series A-1 Preferred Stock and Warrants to use commercially reasonable efforts to file with the SEC this registration statement, and further be declared effective by the SEC within certain timeframes. The Company successfully met this covenant when its registration statement was declared effective by the SEC on March 29, 2013. Further, following the effective date, if the registration statement ceases to remain continuously effective as to the registrable securities, then the holders of registrable common stock shall be entitled to monetary damages equal to two percent (2%) of the aggregate purchase price paid by such holder pursuant to the purchase agreement upon the occurrence of one of the foregoing events and for each full month thereafter until the applicable event is cured. This contingency is not considered probable and accordingly no amounts have been accrued.

In connection with the issuance of the Series A-1 Preferred Stock, the Company paid Chardan Capital Markets, LLC a commission equal to (i) ten percent (10%) of the cash received by us and (ii) 416,666 shares of common stock. In the event the Purchasers exercise for cash any of the Warrants, then we will also pay an additional cash commission to Chardan Capital Markets LLC equal to eight percent (8%) (with no additional equity) of any such additional cash amounts received by us. In conjunction with the Series A-1 Preferred Stock private placement, the Company issued 203,167 lock-up warrants to stockholders that participated in previous private placements. These warrants were valued at $168,402 and are considered liabilities due to a down round provision. This amount was also considered a cost of the Series A-1 Preferred Stock private placement. After deducting fees and expenses, the aggregate net proceeds from the sale of the Series A-1 Preferred Shares and the Warrants were $2.035 million. The net proceeds were earmarked for the payment of certain financial obligations and for working capital and other general corporate purposes.

As of March 31, 2013, the Company accrued a dividend payable to the preferred shareholders in the amount of $52,083.

NOTE 4. - MAY and NOVEMBER 2012 PRIVATE PLACEMENT

On May 15, 2012, the Company issued 1,710,833 shares of its common stock and warrants to purchase up to 1,710,833 shares of its common stock for total consideration of $1,026,500 consisting of the following: $786,500 in cash, cancellation by a vendor of $150,000 in accounts payable and the exchange by an employee of his 4% minority interest in Goodrich Tobacco for stock and warrants valued at $90,000 in the offering. The warrants issued have an original exercise price of $1.00 per share, a five year term and a “down round provision,” which results in the warrants being classified and reported as derivative liabilities for accounting purposes, and marked to market at each balance sheet date. At the date of issuance of these warrants, the value was estimated to be $1,841,000 which exceeded the total consideration received in the offering by $814,500 resulting in an immediate charge to other income and expense - warrant liability - net for this amount. This private placement constituted a “down round” for purposes of all previously issued warrants and the December 14, 2011 Convertible Notes and resulted in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities. Three executive officers of the Company acquired 44,000 shares and warrants for $26,400 in cash.

On November 9, 2012 the Company issued 3,238,000 shares of its common stock and warrants to purchase up to 1,619,000 shares of its common stock for total consideration of $809,500 consisting of the following: $681,000 in cash, cancellation by vendors of $98,500 in accounts payable, and cancellation of $30,000 in directors fees owed to two members of the board of directors. The warrants issued have an original exercise price of $1.00 per share, a five year term and a “down round provision,” which results in the warrants being classified and reported as derivative liabilities for accounting purposes, and marked to market at each balance sheet date. At the date of issuance of these warrants the value was estimated to be $353,747 which reduced the amount recorded to additional paid in capital. This private placement constituted a “down round” for purposes of all previously issued warrants and the December 14, 2011 Convertible Notes and resulted in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities. Two executive officers of the Company acquired 1,080,000 shares and 540,000 warrants for $270,000 in cash. Two directors of the Company acquired 120,000 shares and 60,000 warrants in lieu of payment of $30,000 of director fees.

NOTE 5. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

Pursuant to the terms of an exclusive license agreement with NCSU, the Company owes NCSU approximately $490,000 as of March 31, 2013 for patent costs and license fees (as compared to $873,000 owed as of December 31, 2012). These amounts are included in accounts payable and notes payable at March 31, 2013 and accounts payable and accrued liabilities at December 31, 2012 in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they are past due. NCSU has the right to claim interest on the balance. Management periodically communicates its plans for commercialization of products using the technology licensed from NCSU. As of March 31, 2013, patent costs associated with the exclusive license agreements had a carrying value of approximately $715,000. Additionally, NCSU has not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

The Company is currently in full compliance with the NCSU license agreement. In January 2013, the Company paid NCSU $400,000 and issued a note dated February 1, 2013 for $474,893; the note is unsecured, bears interest at 5% per annum and matures the earlier of October 1, 2013 or the closing of a licensing agreement with up front proceeds of at least $1.5 million. NCSU also agreed not to invoke any rights to terminate the Company’s license agreement for nonpayment or nonperformance, if any, until October 1, 2013.

NOTE 6. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by an officer of the Company. This loan had a balance of $174,925 at March 31, 2013 and December 31, 2012. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at March 31, 2013 and December 31, 2012. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all the Company’s assets.

NOTE 7. - NOTES PAYABLE

Notes payable consisted of the following as of the dates set forth below:

	March 31,	December 31,
	2013	2012

Note dated March 31, 2011	$-	$77,000
Note dated January 25, 2011	140,000	140,000
Note dated March 13, 2013 and March 30, 2011	175,000	350,000
Note dated March 22, 2012 and April 13, 2012	-	50,000
Note dated January 15, 2013	226,780	-

Note dated January 23, 2013	150,000	-
Note dated January 24, 2013	58,340	-
Note dated February 1, 2013	474,893	-
	1,225,013	617,000
Less long term portion of notes payable	(175,000)	-
Notes Payable (shown in current liabilities)	$1,050,013	$617,000

Convertible Note Dated March 31, 2011(unsecured) - On March 31, 2011, the Company issued a note to a vendor in the original amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. In December 2011 the note was amended and the principal was reduced by a cash payment of $50,000 and $100,000 of the notes was exchanged for $115,000 of a portion of the Convertible Notes issued December 14, 2011. The Company made a $10,000 principal payment in May 2012, leaving a remaining balance of $77,000 as of December 31, 2012. On January 18, 2013 the note was paid in full together with accrued interest.

Note Dated January 25, 2011(unsecured) - On January 25, 2011, the Company issued a note for $140,000 to a shareholder as satisfaction of the balance due for principal and interest on a matured note that was not paid in cash or converted to common stock of 22nd Century Group and warrants to purchase shares of common stock of 22nd Century Group. The note bears interest at 12% and is due on July 1, 2013 together with accrued interest. As of March 31, 2013 and December 31, 2012, the outstanding principal amount of this note is $140,000.

Note Dated March 13, 2013 and March 30, 2011(unsecured) - On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest were due on July 1, 2012. As of December 31, 2012, the outstanding principal of $350,000 on this note remained unpaid. In January 2013, the Company repaid $268,286 of the note principal. The remaining unpaid balance of $81,714 plus accrued interest of $25,582 and outstanding accounts payable of $67,704 were refinanced into a new unsecured note dated March 13, 2013, which bears interest at 5% and matures on July 1, 2014 or sooner if the Company receives license revenue or financing of at least $1,500,000 prior to maturity. The outstanding principal on this note was $175,000 as of March 31, 2013.

Note Dated March 22, 2012 and April 13, 2012 (secured) - On March 22, 2012 and April 13, 2012, the Company issued two notes in the amount of $25,000 each, originally due on October 1, 2012. The notes were secured by all assets of the Company and its subsidiaries. An officer of the Company is the managing member of the lender. The notes bear interest at an annual rate of 15%. The outstanding principal on this note as of December 31, 2012 was $50,000. Principal and accrued interest of both notes were paid in full on January 22, 2013.

Note Dated January 13, 2013 (unsecured) - On January 15, 2013, the Company issued a note to a vendor in the amount of $226,780 as satisfaction of past due invoices previously recorded by the Company in accounts payable and accrued interest. The note bears interest at an annual rate of 8%. The outstanding principal and accrued interest is due on May 3, 2013 or sooner if the Company closes an in-licensing agreement in which the Company or a subsidiary receives an up-front payment of at least $1 million. The outstanding principal on this note as of March 31, 2013 was $226,780. Subsequent to March 31, 2013, the Company is in default of this note upon maturity.

Note Dated January 23, 2013 (unsecured) - On January 23, 2013, the Company issued a note to a shareholder and executive officer of the Company. The note bears interest at an annual rate of 15%. The outstanding principal and accrued interest is due on July 1, 2013. The outstanding principal on this note as of March 31, 2013 was $150,000.

Note Dated January 24, 2013 (unsecured) - On January 24, 2013, the Company issued a note to a former Convertible Note holder in the amount of $58,340 to discharge $57,500 in Convertible Notes held by the lender plus accrued interest. The note bears interest at an annual rate of 15%. The outstanding principal and accrued interest is due on July 24, 2013. The outstanding principal on this note as of March 31, 2013 was $58,340.

Note Dated February 1, 2013 (unsecured) - On February 1, 2013, the Company issued a note to a vendor in the amount of $474,893 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 5%. The outstanding principal and accrued interest is due on October 1, 2013 or sooner if the Company closes an in-licensing agreement in which the Company or any affiliate receives an up-front payment of at least $1.5 million. The outstanding principal on this note as of March 31, 2013 was $474,893.

NOTE 8. - CONVERTIBLE NOTES

ISSUED DECEMBER 14, 2011

The Company issued convertible notes on December 14, 2011 in a negotiated sale with 24 investors in the total face amount of $1,926,250 (“Convertible Notes”). The Convertible Notes were sold for $1,675,000 - an original issue discount of $251,250. The Convertible Notes do not bear interest and the total face amount is due December 14, 2012. The Convertible Notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.75 per share at which time the holder shall also receive warrants equal to 120% of the number of shares of Company common stock into which such Convertible Notes have been then converted. The Company can also force the investors to decide whether to convert by sending a 15-day written notice in which each investor is forced to decide whether to convert or get paid off. Such warrants will have a term of five years and an exercise price of $1.50 per share of common stock. In the event the Company engages in a subsequent financing transaction of at least $5,000,000 in shares of Company’s common stock with a sale price equal to or greater than $0.80 per share or debt securities which are convertible into shares of Company common stock with a conversion price equal to or greater than $0.80 per share of common stock, then the Company will have the right to mandatorily require the conversion of the Convertible Notes. Also, in the event of subsequent financing transaction of at least $5,000,000, the note holders have “piggyback’ registration rights of the common shares and warrants underlying the conversion of the Convertible Notes. The Convertible Notes contain “down round” provisions which provide for adjustments to the conversion price if the Company issues shares of common stock of 22nd Century Group at a price that is less than the exercise price. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. If the Convertible Notes are converted, the warrants issued at conversion have a “down round provision” and will be classified as derivatives for accounting purposes, and are reported as a liability and marked to market at each balance sheet date.

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

As of December 31, 2012, the OID and BCF discounts were fully amortized, and therefore, no amortization was recorded during the three months ended March 31, 2013. During the three months ended March 31, 2012 $393,709 of the debt discount was amortized and recorded as interest expense related to the OID and BCF discounts.

During the year ended December 31, 2012, notes with a face amount of $120,750 (carrying value at time of conversion of approximately $55,000, net of unamortized discount) were converted into 161,494 shares of common stock and warrants to purchase 193,793 shares of common stock. As a result of the conversion, the unamortized portion of the debt discount amounting to approximately $66,000 was immediately charged to interest and a derivative warrant liability valued at approximately $152,000 was recorded.  The difference in the warrant value and debt relieved amounting to approximately $31,000 was also charged to interest expense. Included in note conversions during the year ended December 31, 2012 was a note converted by an officer with a face amount of $86,250 converted into 115,000 shares of common stock and warrants to purchase 138,000 shares of common stock

At December 31, 2012, Convertible Notes with a total face and carrying value of $1,805,500 remained outstanding; of this amount $1,523,750 were extended, by agreement with the note holders, to April 14, 2013 at 15% interest per annum. Two convertible note holders did not execute agreements to extend the notes. In connection with the issuance of the Series A-1 Preferred Stock in January 2013, the Convertible Note holders entered into a lock-up agreements with the Company and received additional warrants (five year term at $1.50 exercise price) to purchase 219,909 shares of common stock, and have the same rights as the warrants in the original December 2011 convertible note agreement. The lock-up agreement restricts their ability to sell any of the shares received as a result of the conversion of the Convertible Notes.

Of the $1,805,500 in convertible notes outstanding at December 31, 2012, $1,408,750 of the convertible notes (together with accrued interest) were converted into 2,035,720 shares of common stock and five-year warrants (which includes lock-up warrants) to purchase 2,662,769 shares of common stock at $1.50 per share during the period from January 1, 2013 to February 6, 2013. The Company discharged the remaining convertible notes of $396,750 by payments in cash of $339,250 and refinancing $57,500 into a new note maturing July 24, 2013 (see Note 6). Of the notes paid in cash, $247,250 was held by an executive officer. The executive officer subsequently issued the Company a new promissory note in the amount of $150,000 and maturing on July 1, 2013 (see Note 6). Of the Convertible Notes issued on December 14, 2011, no amounts remain outstanding as of March 31, 2013.

The warrants issued in conjunction with the note conversions during the three months ended March 31, 2013 were recorded a fair value at the time of issuance amounting to $1,445,091. Since the warrants are considered a derivate liability, the excess of the fair value of the warrants at the time of issuance above the face amount of the notes converted was immediately recorded as additional interest expense in the amount of $17,386.

ISSUED AUGUST 9, 2012

The Company issued convertible notes on August 9, 2012 in a negotiated sale with 4 investors in the total face amount of $222,600. The convertible notes were sold for $210,000 - an original issue discount (OID) of $12,600. The convertible notes do not bear interest and the total face amount is due August 9, 2013 together with warrants equal to 50% of the number of shares of Company common stock into which such convertible notes are converted. These warrants were valued at $92,750 and represent additional debt discount and warrant liability. The convertible notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.60 per share at which time the holder shall also receive warrants equal to 100% of the number of shares of Company common stock into which such convertible notes are converted. Additional warrants issued as a result of conversion will be valued and recorded as a warrant liability at that time and will reduce the equity recorded as a result of the conversion. In the event the warrant value exceeds the amount of equity, an immediate charge to other expense will be recorded. The warrants issued upon conversion or maturity will have a term of five years and an exercise price of $1.00 per share of common stock. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. The warrants to be issued upon conversion or maturity have a “down round provision” and will be classified as derivatives for accounting purposes, and are reported as a liability and marked to market at each balance sheet date.

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

During the three months ended March 31, 2013, $54,727 of debt discount was amortized and recorded as interest expense related to the OID, warrant and BCF discounts, leaving $79,569 of unamortized debt discount as of March 31, 2013.

The following table summarizes convertible notes and related discount.

	March 31,	December 31,
	2013	2012

Face value of all convertible notes payable through maturity	$222,600	$2,028,100
Less unamortized original issue discount	(37,811)	(63,787)
Less unamortized discount related to BCF	(41,758)	(70,509)
Convertible Notes, net of unamortized debt discount	$143,031	$1,893,804

Carrying value of December 14, 2011 convertible notes	$-	$1,805,500
Carrying value of August 9, 2012 convertible notes	143,031	88,304
	$143,031	$1,893,804

NOTE 9. - DUE FROM OR TO RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the CEO. AC shares office space and employee services with the Company. During the year ended December 31, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500. Other activity during the three months ended March 31, 2013 and the year ended December 31, 2012 consisted mainly of repayments and advances. The net amount due from AC amounted to $38,469 as of March 31, 2013 ($36,969 as of December 31, 2012). No interest has been accrued or paid on amount due from or to AC and there are no repayment terms.

NOTE 10. - WARRANTS FOR COMMON STOCK

In connection with the January 25, 2011 Private Placement and Merger, the Company issued five year warrants (“January 25, 2011 Warrants”) to purchase shares of common stock of 22nd Century Group. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date. As a result of the equity securities issued during 2012, the “down round provision” of the January 25, 2011 Warrants was triggered and the adjusted warrants outstanding as of December 31, 2012 were 5,482,055 with an exercise price of $2.73 per share and 3,947,232 with an exercise price of $1.39 per share. As a result of equity securities issued during the first quarter of 2013, the January 25, 2011 Warrants now amount to 5,615,454 warrants with an exercise price of $2.67 per share and 4,010,519 warrants with an exercise price of $1.37 per share outstanding as of March 31, 2013.

During 2012, 193,200 warrants at an original exercise price of $1.50 were issued upon partial conversion of the December 14, 2011 Convertible Notes, which include “down round provisions” and resulted in a derivative liability upon issuance of approximately $152,000. Due to subsequent issuance of common stock and instruments convertible into common stock, the number of warrants issuable and exercise price has been adjusted. As of March 31, 2013, warrants issued during 2012 related to partial conversion of December 14, 2011 Convertible Notes now amount to 236,456 warrants outstanding with an exercise price of $1.23 per share.

Between January 2, 2013 and February 6, 2013 Convertible Notes issued on December 14, 2011 with a carrying value of $1,408,750 (together with accrued interest) were converted into 2,035,720 shares of common stock and five-year warrants to purchase 2,662,769 shares of common stock at $1.50 per share. The number of warrants issued upon conversion includes 219,909 lock-up warrants with the same rights as the December 14, 2011 Convertible Notes warrants. These warrants include a “down round provision” and resulted in a derivative liability upon conversion of $1,445,091. As a result of equity securities issued in 2013, as of March 31, 2013, there are now 2,685,654 warrants outstanding with exercise prices of $1.34 and $1.50 per share on 216,674 and 2,468,980 shares, respectively.

In May 2012, the Company issued 1,710,833 five-year warrants to purchase common stock in a private placement with an original exercise price of $1.00. These warrants contain “down round provisions” and resulted in a derivative liability upon issuance of approximately $1,841,000. The Company issued 124,217 lock-up warrants to the holders of May 2012 private placement warrants with the same rights as the warrants originally issued. The exercise price of the May 2012 warrants and lock-up warrants was adjusted as a result of subsequent equity securities issued at a lower price than the original exercise price. As of March 31, 2013, 1,847,050 warrants were outstanding with an exercise price of $.60 per share.

The convertible notes issued in August 2012 require the Company to issue at least 185,500 warrants ($1.00 per share five year term), which results in a derivative liability upon issuance of the notes of approximately $92,750.

In November 2012, the Company issued 1,619,000 five-year warrants to purchase common stock in a private placement with an original exercise price of $1.00. These warrants contain “down round provisions” and resulted in a derivative liability upon issuance of $353,747. The Company issued 53,950 lock-up warrants to the holders of November 2012 private placement warrants with the same rights as the warrants originally issued. The exercise price of the November 2012 warrants and lock-up warrants was adjusted as a result of subsequent equity securities issued at a lower price than the original exercise price. As of March 31, 2013, 1,672,950 warrants were outstanding with an exercise price of $.60 per share.

The Company issued 6,250,000 warrants to purchase common stock in the January 2013 Series A-1 Preferred Stock private placement, including 4,166,666 Series A Warrants, which are five-year warrants with an exercise price of $.72 per share and 2,083,334 Series B Warrants, which are one-year warrants with an exercise price of $.60 per share. These warrants include “down round provisions” and resulted in a derivative liability upon issuance. The fair value of the Series A Warrants, Series B Warrants and the lock-up warrants issued to the May and November 2012 private placement warrant holders in conjunction with the January 2013 Series A-1 Preferred Stock private placement amounted to $6,022,319. All of the Series A and B Warrants remained outstanding as of March 31, 2013 at the original exercise price. Further, 2,083,334 Series C Warrants are issuable upon exercise of the Series B Warrants.

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

Fair value at December 31, 2011	$550,000
Fair value of warrant liability upon partial conversion of December 14, 2011 Notes	152,100
Fair value of warrant liability upon issuance – May 15, 2012	1,841,000
Fair value of warrant liability related to minimum warrants issuable upon maturity of August 9, 2012 convertible notes	92,750
Fair value of warrant liability upon issuance – November 9, 2012	353,747
Loss as a result of change in fair value	1,183,543
Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes	1,445,091
Fair value of warrant liability upon issuance – January 11, 2013	6,022,319
Gain as a result of change in fair value	(2,971,480)
Fair value at March 31, 2013	$8,669,070

The aggregate net gain on warrant liability for the three months ended March 31, 2013 amounted to $2,971,480, which is included in other expenses as part of “warrant liability-net” in the accompanying consolidated statement of operations. The amount for the three months ended March 31, 2013 also includes a charge to other expense as a result of warrant liabilities issued in connection with the Series A-1 Preferred Stock in excess of net proceeds raised in the amount of $3,987,655. Warrant liabilities issued in connection with the December 14, 2011 Convertible Notes converted to common stock in excess of the conversion amount by $17,386 was recorded as additional interest expense.

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

The following table summarizes the warrant activity since December 31, 2011:

Number of Warrants

Warrants outstanding at December 31, 2011	8,668,701
Warrants issued	3,523,033
Additional warrants due to anti-dilution provisions	780,930
Warrants exercised during 2012	-
Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	9,115,940
Additional warrants due to anti-dilution provisions	242,479
Warrants exercised during 2013	-
Warrants outstanding at March 31, 2013	22,331,083

NOTE 11. - RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k). The plan covers all employees who meet the minimum eligibility requirements. Under the 401(k) plan eligible employees are allowed to made voluntary deferred salary contribution to the plan, subject to statutory limits. The Company has elected to make Safe Harbor Non-elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation. Total employer contributions to the plan, including a contribution made for 2012 in 2013, amounted to $20,219 and $0 for the three months ended March 31, 2013 and 2012, respectively.

NOTE 12. - COMMITMENTS

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for 2013 is $75,000 and in 2016 the annual minimum royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patents, which is expected to be 2022. These annual minimum royalty payments are due each February following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three months ended March 31, 2013, the costs incurred related to the prosecution of patent applications and patent maintenance amounted to $14,677 ($6,546 - March 31, 2012).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $65,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents.

The Company entered into a three year lease for office space in Clarence, New York, which commenced September 1, 2011. On January 25, 2013, the Company entered into a two and a half year lease for manufacturing space in Depew, New York, which commenced February 1, 2013. Scheduled rent remaining as of March 31, 2013 is as follows:

2013	$41,362
2014	$45,316
2015	$10,101

NOTE 13. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share:

	March 31,	March 31,
	2013	2012

Net loss attributed to common shareholders	$(2,513,204)	$(2,122,756)

Denominator for basic earnings per share-weighted average shares outstanding	36,305,669	28,020,031

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share - weighted average shares adjusted for dilutive securities	36,305,669	28,020,031

Loss per common share – basic	$(0.07)	$(0.08)

Loss per common share- diluted	$(0.07)	$(0.08)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	March 31,	March 31,
	2013	2012
Preferred stock	4,166,666	-
Warrants (including Series C Warrant issuable upon exercise of Series B Warrant of 2,083,334)	24,414,416	8,789,979
Convertible debt (including warrants issuable upon conversion of 371,000 at March 31, 2013 and 2,944,000 at March 31, 2012)	742,000	5,397,333
Restricted stock	650,000	700,000
Options	680,000	35,000
	30,653,082	14,922,312

NOTE 14. - STOCK BASED COMPENSATION

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

For the three months ended March 31, 2013, the Company recorded compensation expense related to stock awards, restricted stock awards and stock options to employees, directors and consultants of $963,678 ($59,729 for the three months ended March 31, 2012), which included an award on February 25, 2013 for 890,000 restricted shares to employees and directors that vested immediately and 80,000 shares paid to a third party for services. Both awards were at the closing price on the award date.

As of March 31, 2013, unrecognized compensation expense related to non-vested restricted shares and stock options with vesting terms amounted to approximately $202,000, which is expected to be recognized approximately as follows: $111,000 and $91,000 during 2013 and 2014, respectively. No expense was recorded for restricted stock grants with milestone vesting not considered probable, which had a fair value at grant date of $51,000.

The weighted average grant date fair value of options issued during the three months ended March 31, 2013 was $0.68. No options were issued during the three months ended March 31, 2012. The total fair value of options that vested during the three months ended March 31, 2013 amounted to $145,239 ($0 – 2012).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2013 and 2012:

	2013	2012

Risk-free interest rate	1.89%	N/A
Expected dividend yield	0%	N/A
Expected stock price volatility	90%	N/A
Expected life of options	10 years	N/A

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Outstanding at March 31, 2013	680,000	$0.73	9.3 years	$115,500

Exercisable at March 31, 2013	610,000	$0.73	9.4 years	$102,200

NOTE 15. - SUBSEQUENT EVENTS

During April 2013, the holders of the Company’s Series A-1 Preferred Stock converted 259.08 shares of the Series A-1 Preferred Stock into 431,800 shares of the Company’s common stock in a series of conversion transactions. The Series A-1 Preferred Stock was converted using the Conversion Price of $.60 per share in accordance with the Convertible Preferred Stock issue. There currently remains 2,240.92 shares of Convertible Preferred Stock issued and outstanding that is convertible into 3,734,837 shares of the Company’s common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to close a licensing agreement for our technology and products; our ability to raise capital in order to continue as a going concern; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA clearance for our Modified Risk Cigarettes; our ability to obtain FDA approval for our X-22 smoking cessation product; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

22nd Century Limited, LLC (“22nd Century Ltd”), our wholly-owned subsidiary, is a plant biotechnology company focused on tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. The Company owns or exclusively controls 109 issued patents and an additional 39 patent applications. Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) are subsidiaries of 22nd Century Ltd. Goodrich Tobacco is focused on commercial tobacco products and potential modified risk cigarettes. Hercules Pharmaceuticals is focused on X-22, a prescription smoking cessation aid currently in development.

The Company is primarily involved in the following activities:

•	The worldwide licensing of 22nd Century Ltd’s technology, proprietary tobaccos, trademarks and brands;

•	The development of its potential modified risk tobacco products;

•	The development of its X-22 prescription smoking cessation aid;
•	The pursuit of necessary regulatory approvals and clearances at the U.S. Food and Drug Administration (the “FDA”) to market X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as Modified Risk Cigarettes in the U.S.;
•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes; and
•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”).

We have operated at a loss since 2006 when we increased our research and development expenditures. We are in the process of transitioning from solely developing proprietary technology and tobacco to developing and commercializing our own technology and products. Our prospects depend on our ability to generate and sustain revenues from (i) the international licensing our technology and products; and (ii) domestic and international sales of RED SUN and MAGIC, our X-22 smoking cessation aid, our potential modified risk tobacco products, and our proprietary tobaccos. Our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk, and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are approved and authorized by the FDA, we must still meet the challenges of successful marketing and distribution and consumer acceptance.

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

Goodrich Tobacco intends to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes and expects to file applications with the FDA in 2013, the exact timing will depend on the timing of obtaining additional capital. After filing our modified risk applications with the FDA, we will need significant additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. The exact amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B. However, we estimate that the cost of completing the FDA authorization process for each of our potential Modified Risk Cigarettes to be at least $2 million. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who will not quit but are interested in reducing the harmful effects of smoking. There is no guarantee that we will (i) obtain additional capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant market with FDA authorization to market our products as Modified Risk Cigarettes.

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

In contrast to the results of the Company’s Phase II-B trial results, independent studies have demonstrated that VLN cigarettes, whether used alone or in conjunction with nicotine replacement therapy (NRT), increase quitting rates. Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products, we believe that if additional clinical trials demonstrate increased smoking cessation rates, X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. We are currently in the process of identifying potential joint venture partners to fund the remaining X-22 clinical trials. We estimate the cost of completing the remaining X-22 clinical trials to be approximately $14 million and the marketing expenses to bring X-22 to market in the U.S. are estimated to be approximately $5 million. There is no guarantee that we will (i) obtain the funds necessary to complete additional clinical trials, (ii) identify potential joint venture partners to fund the remaining X-22 clinical trials, (iii) obtain FDA approval, or (iv) capture significant share of the smoking cessation market upon FDA approval.

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

Regarding the NCT01050569 clinical trial, results only in terms of gender differences in abstinence rates were disclosed at the SRNT annual meeting. Dorothy Hatsukami, PhD, was principal investigator of the study. Treatment consisted of 6 weeks use of a VLN cigarette, a 21mg nicotine patch, or a combination of the patch and the VLN cigarette, followed by an additional 6 weeks of behavioral treatment. Within the female population at the end of treatment (week 12), the group assigned our VLN cigarette had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned a 21mg nicotine patch. Within the male population at the end of treatment (week 12), the group assigned a 21mg nicotine patch had the highest continuous abstinence rate; the group assigned concurrent use of our VLN cigarette with a 21mg nicotine patch had the next highest continuous abstinence rate followed by the group assigned our VLN cigarette.

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

The full set of results of these 2 independent clinical trials are expected to be published in peer reviewed journals and will be compared to results of other independent clinical trials of our VLN cigarettes and results of our Phase II-B trial to determine which variables optimize cessation. One preliminary hypothesis, in conjunction with results of various other studies of our VLN cigarettes, is that having two types of prescription VLN cigarettes available may be advantageous for increased smoking cessation in the general population; one having a higher nicotine content than the other. Upon identifying a suitable joint venture partner to fund further X-22 clinical trials, we will then request a meeting with the FDA, and thereafter we may resume our own sponsored X-22 clinical trials.

RED SUN and MAGIC Cigarettes

Goodrich Tobacco has thus far had its cigarette brands contract manufactured by a non-participating manufacturer to the “Master Settlement Agreement” or “MSA,” a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). Our subsidiary, Goodrich Tobacco, introduced in a limited capacity two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. There have been de minimis sales of these brands in 2011 and 2012 since we intentionally have not expanded marketing and distribution of these brands to facilitate Goodrich Tobacco becoming a participating manufacturer of the MSA. The more RED SUN and MAGIC sold while these brands are produced by a non-participating manufacturer, the greater the settlement costs Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA. On January 23, 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC. Goodrich Tobacco expects its cigarette factory startup costs to be approximately $250,000 and plans to lease a portion of the machinery required. The costs associated with the MSA settlement are expected to be less than $40,000.

SPECTRUM Research Cigarettes

As a subcontractor to RTI International (“RTI”) in RTI’s contract with The National Institute on Drug Abuse (“NIDA”) for the Research Cigarette Option, we supply modified nicotine (from very low to high) cigarettes to NIDA. These research cigarettes are distributed under the mark SPECTRUM. The Company has delivered approximately 12 million SPECTRUM cigarettes over the last two years and expects to receive additional orders for SPECTRUM.

Private Placement of Preferred Stock and Warrants

On January 11, 2013, we entered into and closed the transactions described in a Securities Purchase Agreement with certain accredited investors identified therein (collectively, the “Purchasers”), whereby we sold 2,500 shares of newly created Series A-1 10% Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and Warrants (as defined below) for an aggregate purchase price of $2,500,000. The Company realized net proceeds of $2.035 million. We also entered into a Registration Rights Agreement whereby we agreed to file a registration statement to register the resale of the shares of our common stock that are potentially issuable under each of the securities described below.

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

Annual Report on Form 10-K

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 provides additional information about our business, operations and financial condition.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue.

We had no revenue in the three months ended March 31, 2013 and 2012.

Research and development expense.

Research and development (R&D) expense was $190,748 in the three months ended March 31, 2013, an increase of $103,014, or 117%, from $87,734 in the three months ended March 31, 2012. This increase was primarily a result of stock based compensation during the first quarter of 2013 as compared to the first quarter of 2012.

General and administrative expense.

General and administrative expense was $1,148,132 in the three months ended March 31, 2013, an increase of $838,342, or 271%, from $309,790 in three months ended March 31, 2012. The increase was mainly due to an increase in stock based compensation and professional fees related to the timing of the annual audit and nonrecurring SEC filings during the first quarter of 2013 as compared the first quarter of 2012.

Sales and marketing costs.

Sales and marketing costs were $0 in the three months ended March 31, 2013, a decrease of $3,834, or 100%, from $3,834 in three months ended March 31, 2012. We do not intend to incur any significant sales and marketing costs until the successful national distribution of our products in the U.S.

Amortization and depreciation expense.

Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 14.5% in the three months ended March 31, 2013 to $52,624, up from $45,958 in the three months ended March 31, 2012. This increase of $6,666 is mainly due to our additional investment in patents and trademarks during 2012 of $162,774.

Loss warrant liability – derivative.

In a private placement in the first quarter of 2013, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants the value exceeded the total consideration received by an aggregate of $3,987,655 resulting in an immediate charge to expense for this amount. This charge was offset by an aggregate net gain on warrant liability of $2,971,480 resulting from the decrease in the estimated fair value during the first quarter of 2013 of all warrants we have issued. The loss of $1,243,000 for the first quarter of 2012 represents the increase in the estimated fair value of the warrants during this period. Future quarters will reflect a gain or loss based on the change in the fair value of the derivatives, which is based on a number of factors including the Company’s stock price.

Interest expense and amortization of debt discount and expense.

Interest expense and amortization of debt discount and debt issuance costs decreased in the three months ended March 31, 2013 to $105,525 from $433,896 in the three months ended March 31, 2012. This decrease of $328,371 or 75.7% was primarily the result of a decrease in the amortization of debt discount and debt issuance costs related to Convertible Notes issued on December 14, 2011, which were fully amortized in December 2012. Amortization of debt discount during the first quarter of 2013 pertains only to the Convertible Notes issued on August 9, 2012.

Net loss.

We had a net loss in the three months ended March 31, 2013 of $2,513,204 as compared to a net loss of $2,124,212 in the three months ended March 31, 2012. The increase in the net loss of $388,992, or 18.3%, was mainly a result of increases in stock based compensation and professional fees partially offset by decreases in the loss related to the warrant liability and interest expense and amortization of debt discount and expense.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

As of March 31, 2013, we had negative working capital of approximately $.26 million compared to negative working capital of approximately $3.32 million at December 31, 2012. The $3.06 million decrease in our negative working capital position was mainly a result of the net proceeds received in the preferred stock private placement used to satisfy certain financial obligations and the conversion to common stock of the remaining convertible notes from the December 14, 2011 issue.

Cash demands on operations

Since January 1, 2011 we operated at a loss and operating activities consumed more than $6.35 million in cash. Cash on hand at March 31, 2013 of $278,884 is insufficient to fund operations and meet our obligations as they come due The Company has suspended clinical trials for X-22 and is seeking licensing agreements for its products with both domestic and international businesses. At March 31, 2013, the Company had current assets of $1,605,417 and current liabilities of $1,860,828.

On January 11, 2013, the Company closed a private placement and realized net proceeds of $2.035 million. From January 1, 2013 through February 6, 2013, the Convertible Notes with a carrying value at December 31, 2012 of approximately $1.41 million were converted into common stock and warrants. While both these steps significantly improved the Company’s financial position; we will need additional capital or one or more licensing arrangements for our technology and products in order to meet cash requirements to fund operations and meet our obligations during the next 12 months. Excluding contract growing of our proprietary tobacco with farmers and extraordinary expenses, such as clinical trials and factory setup costs, our monthly cash expenditures are approximately $100,000. In the event the Company does not enter into an out-licensing agreement with a third party, approximately $2.5 million of additional capital is required through the next 12-month period, which includes paying approximately $1 million of obligations that will become due. The Company expects its cigarette factory startup costs to require an additional $250,000 of capital. It plans to lease a portion of the machinery required. There can be no assurance that the Company will be able to raise sufficient capital or obtain a licensing agreement.

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

Net Cash used in Operating Activities.

In the first three months of 2013, $1,137,122 of cash was used in operating activities compared to $276,229 of cash used in operating activities in the first three months of 2012. This increase in use of cash in operations of $860,893 was partially due to the increase in the cash portion of the net loss in the first three months of 2013 as compared to the first three months of 2012 of $45,475. The balance of the increase in use of cash in operations was a result of $815,418 more cash used for working capital components related to operations.

Net Cash used in Investing Activities.

In the first three months of 2013, we used $14,620 of cash related to third party costs incurred for patents and trademarks as compared to $500 used in the first three months of 2012. In addition, costs of $13,985 were incurred for the acquisition of office furniture and fixtures as compared to $0 for the three months ended March 31, 2012.

Net Cash from Financing Activities.

During the first three months of 2013, we generated approximately $1,444,000 from our financing activities mainly as a result of net cash proceeds received from the preferred stock issue in the amount of $2.035 million and proceeds received from the issuance of notes payable in the amount of $150,000. These proceeds raised were partially offset by payments on notes payable, convertible notes payable and net payments to related parties and officers in the amount of $395,286, $339,250 and $5,705, respectively. During the first three months of 2012, we generated net cash of approximately $25,000 mainly as a result of a short term unsecured note borrowing.

The Company will need to raise additional capital to continue operations and make payments on obligations that are and become due in 2013. The ability to complete these financings on acceptable terms will depend on a number of factors, including the general performance of the capital markets, the Company’s progress in the manufacture, distribution and sale of its products, and results on independent smoking cessation clinical trials. Failure to raise sufficient funds would significantly increase the risk that we would be unable to continue operations. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could materially adversely impact our plans to commercialize our products, our ability to continue as a going concern and our financial condition and results of operations. These equity financings will be dilutive to our existing shareholders’ respective ownership.

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

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the mark SPECTRUM. The Company has delivered approximately 12 million SPECTRUM cigarettes during the years ended December 31, 2012 and 2011. There were no SPECTRUM cigarettes delivered during the three months ended March 31, 2013 and 2012. Future revenue under this sub-contract arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. We have not recognized any impairment losses during the year ended December 31, 2012 or the three months ended March 31, 2013

Amortization Estimates of Intangible Assets

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

Convertible Debt

When the convertible feature of the conventional convertible debt is issued, the embedded conversion feature is evaluated to determine if bifurcation and derivative treatment is required whether there is a beneficial conversion feature. When the convertible debt provides for an effective rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF"). Prior to the determination of the BCF, the proceeds from the debt instrument were first allocated between the convertible debt and any embedded or detachable free standing instruments that are included, such as common stock and warrants. We record a BCF as a debt discount pursuant to FASB ASC Topic 470-20, “Debt with Conversion and Other Options”. In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. We amortize the discount to interest expense over the life of the debt.

For the convertible notes issued December 2011 and August 2012, we recorded the OID and the BCF related to these convertible notes as a debt discount and recorded the convertible notes net of the discount related to both the OID and the BCF. Debt discount is amortized to interest expense over the life of the debt.

Preferred Stock

The shares of Series A-1 Preferred Stock are initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments. The Series A-1 Preferred Stock will pay a 10.0% annual cash dividend, which may be payable in shares of our common stock in certain circumstances, and will have a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock has no voting rights. The Conversion Price of the Series A-1 Preferred Stock is subject to adjustment.

The preferred stockholders do not have mandatory redemption rights, nor does the Company have an unconditional obligation to issue a variable number of shares. Further, there is a limit on the number of shares that are issuable upon conversion. Accordingly, the Series A-1 Preferred Stock is classified as permanent equity. Based on the fact that the host instrument is more akin to equity, it was further determined that bifurcation of the embedded conversion feature is not required.

Income taxes

The Company is required to recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards. In light of the Company’s history of cumulative losses, management has determined that is it more likely than not that its net deferred tax asset will not be realized. Accordingly, the Company established a valuation allowance to fully offset its net deferred tax asset as of March 31, 2013 and December 31, 2012.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of March 31, 2013 would have the impact of increasing or decreasing the liability by approximately $2 million.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2012 exist in our internal control over financial reporting based on this evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither 22nd Century Group nor its subsidiary are involved in any material legal proceeding.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 7, 2013, the Company issued an aggregate of one hundred sixty thousand (160,000) shares of common stock, par value $0.00001 per share, of the Company pursuant to an Agreement between the Company and New Castle Consulting, LLC (“New Castle”) for consulting services provided by New Castle. This sale was offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

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

The shares of Series A-1 Preferred Stock are initially convertible into a total of 4,166,666 shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments. The Series A-1 Preferred Stock will pay a 10.0% annual cash dividend, which may be payable in shares of our common stock in certain circumstances, and will have a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock has no voting rights. The Conversion Price of the Series A-1 Preferred Stock is subject to adjustment as follows:

(i)	on the effective date of the registration statement, the Conversion Price will be reduced to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.35 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day volume weighted average prices, or VWAPs, immediately prior to each such effective date or (3) $0.60 (subject to adjustment for forward and reverse stock splits and the like). There was no conversion on the initial effective registration statement;

(ii)	if on the 180th day immediately following the closing date of January 11, 2013 (the “Closing Date”), 70% of the average of the five (5) trading day VWAPs immediately prior to such date is less than the then Conversion Price, then on such 180th day the Conversion Price shall be reduced, and only reduced, to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.15 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day VWAPs immediately prior to each such 180th day immediately following the Closing Date or (3) $0.35 (subject to adjustment for forward and reverse stock splits and the like); and

(iii)	if all of the shares required to be registered are not registered pursuant to an effective registration statement within the 120th day anniversary of the Closing Date, then on the 180th day and 270th day following the Closing Date, the Conversion Price shall be reduced, and only reduced, to the lesser of (1) the then Conversion Price, as adjusted and taking into consideration any prior resets, (2) the greater of $0.15 (subject to adjustment for reverse and forward stock splits and the like) and 70% of the average of the five (5) trading day VWAPs immediately prior to each such date or (3) $0.35 (subject to adjustment for forward and reverse stock splits and the like).

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

The Series A-1 Preferred Stock and the Warrants were offered and sold pursuant to an exemption from the registration requirements under Sections 4(2), Section 4(6) and Regulation S of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

We paid Chardan Capital Markets LLC a commission equal to (i) ten percent (10%) of the cash received by us and (ii) 416,666 shares of common stock. In the event the Purchasers exercise for cash any of the Warrants, then we will also pay an additional cash commission to Chardan Capital Markets LLC equal to eight percent (8%) (with no additional equity) of any such additional cash amounts received by us. After deducting fees and expenses, the aggregate net proceeds from the sale of the Series A-1 Preferred Shares and the Warrants were $2.035 million. We are using the net proceeds for the payment of certain financial obligations and for working capital and other general corporate purposes.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

On May 9, 2013 we executed an agreement with the Purchasers of our Series A-1 Preferred Shares to pay certain accrued dividends on the Series A-1 Preferred Stock in shares of our common stock in lieu of cash. We agreed to pay the Purchasers an aggregate of 92,361 shares, subject to adjustment based on the VWAP on the five trading days prior to issuance, of our common stock in lieu of cash on July 12, 2013 for the dividends due on each of March 31, 2013 and June 30, 2013.

Item 6. Exhibits

Exhibit 10.1	Form of Restricted Stock Award Agreement

Exhibit 10.2	Form of Stock Option Award Agreement

Exhibit 31.1	Section 302 Certification – Chief Executive Officer

Exhibit 31.2	Section 302 Certification – Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 10, 2013	/s/ Joseph Pandolfino
Joseph Pandolfino
Chief Executive Officer

Date: May 10, 2013	/s/John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

