Form 10-Q
period 2013-09-30
22nd Century Group, Inc.
filed 2013-11-12
CIK 1347858

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 11, 2013, there were 49,722,180 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
September 30, 2013 with Comparative Figures at December 31, 2012

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash	$1,035,767	$188
Due from related party	40,469	36,969
Due from officers	7,471	3,578
Inventory	1,288,209	1,230,526
Prepaid expenses and other assets	22,723	10,044
Total current assets	2,394,639	1,281,305

Other assets:
Patent and trademark costs, net	1,419,088	1,353,304
Office furniture and fixtures, net	26,311	6,030
Deferred debt issuance costs, net	-	4,232
Total other assets	1,445,399	1,363,566

Total assets	$3,840,038	$2,644,871

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Demand bank loan	$174,925	$174,925
Accounts payable	509,913	1,410,650
Accrued interest payable to related parties	15,411	3,567
Accrued expenses	139,814	503,002
Notes payable	1,076,564	617,000
Convertible notes, net of unamortized discount	-	1,893,804
Market make-good liability (Note 3)	290,000	-
Total current liabilities	2,206,627	4,602,948

Warrant liability	18,637,614	4,173,140
Total liabilities	20,844,241	8,776,088

Commitments and contingencies (Note 12)	-	-

Shareholders' deficit
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value 300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
0 convertible preferred shares, $1,000 stated value, 10% cumulative (0 at December 31, 2012)	-	-
49,050,425 common shares (34,286,979 at December 31, 2012)	491	344
Capital in excess of par value	15,103,559	7,645,017
Accumulated deficit	(32,108,253)	(13,776,578)
Total shareholders' deficit	(17,004,203)	(6,131,217)

Total liabilities and shareholders' deficit	$3,840,038	$2,644,871

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30, 2013 and 2012
(unaudited)

	September 30, 2013	September 30, 2012

Revenue	$52,500	$15,683

Operating expenses:
Cost of goods sold	20,550	60,852
Research and development	142,912	155,318
General and administrative	907,993	370,240
Sales and marketing costs	4,332	11,363
Amortization and depreciation	63,518	50,458
	1,139,305	648,231

Operating loss	(1,086,805)	(632,548)

Other income (expense)
Warrant liability (loss) gain - net	(13,727,891)	535,017
Interest expense and amortization of debt discount and expense:
Related parties	(5,672)	(55,793)
Other	(552,149)	(295,601)
	(14,285,712)	183,623

Net loss attributed to common shareholders	(15,372,517)	(448,925)

Net loss per common share - basic and diluted	$(0.32)	$(0.01)

Common shares used in basic earnings per share calculation	47,389,538	31,048,979

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30, 2013 and 2012
(unaudited)

	September 30, 2013	September 30, 2012

Revenue	$52,500	$15,683

Operating expenses:
Cost of goods sold	20,550	60,852
Research and development	498,746	484,316
General and administrative	3,456,642	1,732,162
Sales and marketing costs	4,332	46,045
Amortization and depreciation	173,118	146,374
	4,153,388	2,469,749

Operating loss	(4,100,888)	(2,454,066)

Other income (expense)
Warrant liability (loss) gain - net	(13,485,564)	1,167,416
Interest expense and amortization of debt discount and expense:
Related parties	(17,827)	(194,074)
Other	(727,396)	(950,647)
	(14,230,787)	22,695

Net loss	(18,331,675)	(2,431,371)

Net loss attributable to non-controlling interest	-	1,456

Net loss attributed to common shareholders	$(18,331,675)	$(2,429,915)

Loss per common share - basic and diluted	$(0.44)	$(0.08)

Common shares used in basic earnings per share calculation	41,203,732	29,477,387

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS' DEFICIT
Nine Months Ended September 30, 2013
(unaudited)

	Preferred	Common	Par value	Par value
	Shares	Shares	of Preferred	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Outstanding	Shares	Shares	Capital	Deficit	Deficit
Balance at December 31, 2012	-	34,286,979	$-	$344	$7,645,017	$(13,776,578)	$(6,131,217)

Common stock issued upon exercise of Convertible Notes	-	2,406,720	-	24	(24)	-	-

Preferred stock issued in January 2013 private placement	2,500	416,666	-	4	(4)	-	-

Conversion of preferred stock to common stock	(2,500)	4,166,666	-	42	(42)	-	-

Exercise of warrants	-	4,847,241	-	48	5,197,459	-	5,197,507

Stock based compensation	-	2,765,000	-	28	2,259,494	-	2,259,522

Other contributed capital	-	-	-	-	1,660	-	1,660

Common stock issued in payment of accrued dividends	-	161,153	-	1	(1)	-	-

Net loss	-	-	-	-	-	(18,331,675)	(18,331,675)

Balance at September 30, 2013	-	49,050,425	$-	$491	$15,103,559	$(32,108,253)	$(17,004,203)

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2013 and 2012
(unaudited)

	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(18,331,675)	$(2,431,371)
Adjustments to reconcile net loss to cash used by operating activities:
Amortization and depreciation	173,118	146,374
Amortization of debt issuance costs	4,232	18,954
Amortization of debt discount	134,296	1,053,987
Interest due to debt conversion	526,448	31,350
Warrant liability loss (gain)	13,485,564	(1,167,416)
Equity based employee compensation expense	946,321	776,441
Equity based payments for outside services	1,313,201	116,940
(Increase) decrease in assets:
Inventory	(57,683)	(476,067)
Prepaid expenses and other assets	(12,679)	162,579
Increase (decrease) in liabilities:
Accounts payable	(297,879)	473,920
Accrued interest payable to related parties	11,844	(17,783)
Accrued expenses	(317,810)	8,842
Net cash used by operating activities	(2,422,702)	(1,303,250)
Cash flows from investing activities:
Acquisition of patents and trademarks	(70,211)	-
Acquisition of office furniture and fixtures	(22,453)	-
Net cash used by investing activities	(92,664)	-
Cash flows from financing activities:
Deferred private placement costs	-	(10,000)
Proceeds from issuance of notes	150,000	56,000
Payments on borrowings - notes payable	(543,735)	(35,000)
Payments on borrowings - convertible notes	(339,250)	-
Net proceeds from May 2012 private placement	-	786,500
Proceeds from issuance of convertible notes	-	210,000
Net proceeds from January 2013 preferred stock private placement	2,034,664	-
Net proceeds from exercise of warrants	2,254,999	-
Other capital contribution	1,660	-
Net payments to related party	(3,500)	(8,478)
Net advances (to) from officers	(3,893)	57,920
Net cash provided by financing activities	3,550,945	1,056,942
Net increase (decrease) in cash	1,035,579	(246,308)
Cash - beginning of period	188	252,249
Cash - end of period	$1,035,767	$5,941

Cash paid during the period for interest	$79,015	$13,529
Cash paid during the period for income taxes	$-	$-

	September 30, 2013	September 30, 2012
Supplemental disclosure of noncash investing and financing activities:
Reduction of accounts payable not related to operating activities:
Common stock issued as payment of accounts payable	$-	$359,754
Common stock issued as payment of deferred private placement costs	-	36,875
Accounts payable converted to promissory notes	769,377	-
	$769,377	$396,629

Accrued interest converted to promissory notes	$26,422	$-

Common stock issued for prepaid services	$-	$171,246

Deferred private placement costs charged to contributed capital	$-	$4,526

Notes payable and accrued interest converted to common shares	$1,650,305	$120,750

Original issue discount on convertible debt	$-	$12,600

Beneficial conversion value upon issuance of convertible debt recorded as debt discount and an increase in capital in excess of par value	$-	$63,600

Common stock issued for fees relating to January 2013 preferred stock private placement	$416,666	$-

Common stock issued in payment of preferred stock dividend payable	$93,361	$-

Refinance of convertible note to note payable	$57,500	$-

Issuance of warrants as derivative liability instruments and reduction of capital	$5,675,634	$152,100

Increase in warrant liability and reduction in capital as a result of lowering the exercise price on certain warrants	$626,328	$-

Issuance of warrants as derivative liability instruments	$-	$92,750

Issuance of a derivative liability as the result of a limited market make-good provision on certain warrants	$290,000	$-

Reclassification of derivative liability to equity due to warrant exercise	$5,849,500	$-

Patent and trademark additions included in accounts payable	$166,521	$124,080

Deferred debt issuance costs included in accounts payable	$-	$5,000

See accompanying notes to consolidated financial statements.

 22nd CENTURY GROUP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2013

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements and the notes thereto.

Nature of Business - 22nd Century Limited, LLC (“22nd Century Ltd”), 22nd Century Group’s wholly-owned subsidiary, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 113 issued patents in 78 countries plus an additional 37 pending patent applications. Goodrich Tobacco Company, LLC and Hercules Pharmaceuticals, LLC are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) premium cigarettes and modified risk tobacco products and (ii) smoking cessation product, respectively.

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

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock. On January 11, 2013, the Company designated the rights of and issued 2,500 shares of Series A-1 Preferred Stock. As of June 7, 2013, all 2,500 outstanding shares of Series A-1 Preferred Stock were converted into an aggregate of 4,166,666 shares of common stock of the Company (see Note 3) and no shares of preferred stock remain outstanding.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. As of September 30, 2013 and December 31, 2012, the Company’s inventory consisted primarily of raw materials, mainly tobacco.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities. The Company also capitalized costs as a result of one of its exclusively licensed patent applications being subject to an interference proceeding invoked by the U.S. Patent and Trademark Office, which favorably resulted in the Company obtaining rights to a third party’s issued patents. The amounts capitalized relate to patents the Company owns or to which it has exclusive rights and its trademarks the Company owns, and exclude approximately $1.8 million recovered from a former licensee as direct reimbursements of costs incurred. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the Company’s largest patent family, which expires in 2019 (the assets’ estimated lives). Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense in the year the licenses are effective. Total patent and trademark costs capitalized and accumulated amortization amounted to $2,463,316 and $1,044,228 respectively, as of September 30, 2013 ($2,226,586 and $873,282, respectively, as of December 31, 2012). The estimated annual amortization expense for the next five years is approximately $245,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the nine months ended September 30, 2013 or 2012.

Deferred Debt Issuance Costs - The Company incurred costs related to a private placement of convertible notes that closed on December 14, 2011 (“Convertible Notes”). These costs were recorded on the balance sheet as a deferred charge and are being amortized over the term (including extension) of the Convertible Notes. There was no unamortized balance at September 30, 2013 ($4,232 as of December 31, 2012). Amortization expense for the three and nine months ended September 30, 2013 amounted to $0 and $4,232, respectively. Amortization expense for the three and nine months ended September 30, 2012 amounted to $5,859 and $18,954, respectively.

Income Taxes  - The Company is required to recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  The Company’s federal and state tax returns for the years ended September 30, 2010 to December 31, 2012 are currently open to audit under the statutes of limitations. Other than the New York State income tax return audit for the period ending September 30, 2011, which was resolved in the fourth quarter of 2013 (see Note 15), there are no pending audits as of September 30, 2013.

In light of the Company’s history of cumulative losses, management has determined that is it more likely than not that its net deferred tax asset will not be realized. Accordingly, the Company established a valuation allowance to fully offset its net deferred tax asset as of September 30, 2013 and December 31, 2012.

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

Revenue Recognition - The Company recognizes revenue at the point the product is shipped to a customer and title has transferred. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Federal cigarette excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes for which such taxes do not apply.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the mark SPECTRUM. The Company has delivered approximately 12 million SPECTRUM cigarettes during the years ended December 31, 2012 and 2011. There were no SPECTRUM cigarettes delivered during the nine months ended September 30, 2013. Future revenue under this sub-contract arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred. In September 2013, the Company received an order for an additional 5.5 million SPECTRUM cigarettes that are expected to be manufactured and shipped during the fourth quarter of 2013.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

               Fair Value of Financial Instruments -  Financial instruments include cash, receivables, accounts payable, accrued expenses, notes payable, convertible notes payable and warrant liability.  Other than warrant liabilities and convertible notes payable, fair value is assumed to approximate carrying values for these financial instruments; since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. Since the underlying shares are trading in an active, observable market, the fair value measurement qualifies as a Level 1 input and the warrants are measured with Level 3 inputs. The determination of the fair value of the warrant liabilities is disclosed in Note 10. In August 2013, the Company received notice of conversion from the holders of the convertible notes with a face amount of approximately $222,600 to convert the notes to common stock. There are no convertible notes outstanding at September 30, 2013.

NOTE 2. – LIQUIDITY, LICENSE AGREEMENT AND MANAGEMENT’S PLANS

At September 30, 2013, the Company had current assets of $2,394,639 and current liabilities of $2,206,627, resulting in positive working capital of $188,012. Cash on hand at September 30, 2013 was $1,035,767. The Company has improved its balance sheet and cash position primarily through a series of transactions that realized net proceeds of approximately $4.290 million during the nine months ended September 30, 2013, consisting of: (1) $2,035,000 in January 2013, through the sale of preferred shares, (2) $1,150,000 during June and July 2013, from the exercise of Series B Warrants into shares of common stock, (3) $940,000 in August 2013, from the exercise of Series C Warrants into shares of common stock, and (4) $165,000 in August 2013, from the exercise of warrants issued in conjunction with the May 15, 2012 Private Placement.  In addition, during January 2013, convertible notes with a carrying value at December 31, 2012 of approximately $1,409,000 were converted into shares of common stock and in August 2013, convertible notes with a carrying value at June 30, 2013 of approximately $223,000 were converted into shares of common stock.

On October 1, 2013, 22nd Century Ltd entered into a worldwide Research License and Commercial Option Agreement (the “Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc, that grants BAT access to 22nd Century Ltd’s patented technology which alters levels of nicotinic alkaloids in tobacco plants. Simultaneous with the signing of the Agreement, BAT paid the Company $7,000,000. In addition, the Company may receive payments from BAT of up to an additional $7,000,000 during the research term upon the completion of four developmental milestones, $1.5 million for each of 2 milestones and $2 million for each of two additional milestones. The research term of the Agreement is for a period of up to four (4) years during which time 22nd Century Ltd’s and BAT will collaborate on research efforts to further develop the subject technology. Pursuant to the Agreement, BAT can exercise its option to enter into a worldwide royalty-bearing commercial license at any time during the research term. The Agreement is more fully explained in Note 15.

 The Company used approximately $1.380 million of the proceeds to pay off notes payable, accrued interest on the notes payable, and accrued expenses in the fourth quarter of 2013. A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor. Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor. 22nd Century Ltd estimates the payment to be approximately  $414,000, subject to the mutual consent of 22nd Century Ltd and the third party licensor.  In addition, approximately $200,000 and $3,070,000 may be required to close the NASCO transactions and fund the purchase of various cigarette manufacturing equipment, respectively, as described below and more fully in Note 12.

Goodrich Tobacco received a purchase order from RTI in September 2013 to supply an additional 5.5 million SPECTRUM research cigarettes to NIDA in the fourth quarter of 2013.  The order is expected to provide the Company with gross proceeds of approximately $448,000, $179,000 of which has been received in October 2013 as a deposit. The SPECTRUM order is expected to be shipped to the FDA in December 2013. In addition, Goodrich Tobacco was chosen to be a subcontractor under a government contract between RTI and the U.S. Food and Drug Administration (the “FDA”) to supply very low nicotine (“VLN”) fine cut tobacco to the FDA. The tobacco is expected to be shipped to the FDA in the fourth quarter of 2013 and result in gross proceeds to the Company in the amount of approximately $225,000.

As a result of the above referenced transactions that occurred in the fourth quarter of 2013, and considering the cash on hand as of September 30, 2013 of approximately $1,000,000, the Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period in excess of 12 months.

The Company plans to become a participating manufacturer of the Master Settlement Agreement (“MSA”), a settlement among 46 U.S. states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”), to produce its RED SUN, MAGIC and SPECTRUM brands and other brands for export. To this end, the Company is following two parallel tracks for becoming a member of the MSA. In January 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. To date, the TTB permit has not been obtained.

Additionally, on September 17, 2013, the Company entered into a Membership Interest Purchase Agreement to purchase all of the issued and outstanding membership interests of NASCO Products, LLC (“NASCO”), a North Carolina limited liability company (“NASCO”) (the “NASCO Transaction”). NASCO already has a TTB permit to manufacture its own tobacco products and is a participating member of the MSA. Consummation of the NASCO Transaction is subject to various conditions including required consents and authorizations from NAAG and certain attorneys general.  The NASCO Transaction contains termination rights, including a right for the Company to terminate the Purchase Agreement if the closing shall not have occurred on or before January 31, 2014.

If the Company is successful through one of these two parallel tracks to become a licensed tobacco products manufacturer and a participating member of the MSA, the successful track will facilitate the sales and distribution potential of RED SUN and MAGIC in the U.S. Until now, sales and marketing of the Company’s commercial cigarettes have been curtailed in order to limit the settlement costs associated with Goodrich Tobacco becoming a participating manufacturer of the MSA; the more RED SUN and MAGIC that is sold while being produced by a non-participating manufacturer, the greater settlement cost Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA and the more complex the process becomes. The Company expects its initial cigarette factory capital requirements to be approximately $3 million (see Note 12). The costs associated with the MSA settlement are expected to be less than $40,000.

NOTE 3. - JANUARY 2013 PREFERRED STOCK PRIVATE PLACEMENT

On January 11, 2013, the Company sold 2,500 shares of newly created Series A-1 10% Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and warrants for $2.5 million. Net proceeds from this issuance were $2.035 million.

The shares of Series A-1 Preferred Stock were initially convertible into a total of 4,166,666 shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments, which have subsequently expired with no change to the conversion price. The Series A-1 Preferred Stock paid a 10.0% annual cash dividend, which was payable in shares of our common stock in certain circumstances, and had a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock had no voting rights.

The preferred stockholders did not have mandatory redemption rights, nor did the Company have an unconditional obligation to issue a variable number of shares. Further, there was a limit on the number of shares that were issuable upon conversion. Accordingly, the Series A-1 Preferred Stock was classified as permanent equity. Based on the fact that the host instrument is more akin to equity, it was further determined that bifurcation of the embedded conversion feature was not required.

The Company also issued to the Purchasers of the Series A-1 Preferred Stock a Series A warrant (the “Series A Warrant”), a Series B warrant (the “Series B Warrant”), and a Series C warrant (the “Series C Warrant”) (with the Series A Warrant, Series B Warrant and Series C Warrant being collectively referred to herein as the “Warrants”). The Series A Warrant allows the Purchasers the right to acquire, initially before any adjustments to the conversion price, up to an additional 4,166,666 shares of the Company’s common stock at an exercise price of approximately $0.72 per share over a period of five (5) years. The Series A Warrant also allows for such warrant to be exercised on a cashless basis. The Series B Warrant allowed the Purchasers a one-year period to exercise an overallotment option as contained in the Series B Warrant to purchase, initially before any adjustments to the conversion price, up to an additional aggregate of 2,083,334 shares of the Company’s common stock at a price of $0.60 per share. Since the Purchasers fully exercised the Series B Warrant, the Purchasers have the right to exercise the Series C Warrant to acquire, initially before any adjustments to the conversion price, an additional aggregate of 2,083,334 shares of the Company’s common stock at an exercise price of approximately $0.72 per share over a period of five (5) years. The Series C Warrant allows for such warrant to be exercised on a cashless basis.

The warrants have a “down round provision” which results in the warrants being classified and reported as derivative liabilities for accounting purposes and marked to market at each balance sheet date. At the date of the issuance of these warrants, including lock-up warrants, the fair value was estimated to be $6,022,319, which exceeded the net consideration received in the offering of $2,034,664, resulting in an immediate charge to “other expense – warrant liability change – net” in the amount $3,987,655. During June 2013, 982,300 Series B Warrant shares were exercised resulting in net proceeds to the Company in the amount of $542,229. In addition, the exercise of the Series B Warrant shares resulted in a reduction in the warrant liability and an increase in capital in the amount of $204,513. The exercise of the 982,300 Series B Warrant shares triggered the issuance of a like amount of Series C Warrant shares. The Series C Warrant shares include a “down round provision” and results in a derivative liability upon issuance. At the date of issuance of the 982,300 Series C Warrant shares the fair value was estimated to be $711,675. During July 2013, 1,101,034 Series B Warrant shares were exercised resulting in net proceeds to the Company in the amount of $607,771. In addition, the exercise of the Series B Warrant shares resulted in a reduction in the warrant liability and an increase in capital in the amount of $671,219. The exercise of the 1,101,034 Series B Warrant shares triggered the issuance of a like amount of Series C Warrant shares. The Series C Warrant shares include a “down round provision” and results in a derivative liability upon issuance. At the date of the issuance of these warrants the fair value was estimated to be $1,622,069, which exceeded the sum of the net consideration received in the offering of $607,771 and the reclassification of warrant liability to capital of $671,219, resulting in an immediate charge to “other expense – warrant liability change – net” in the amount of $343,079.

As of June 30, 2013, the Company accrued a dividend payable to the preferred shareholders in the amount of $93,361. On May 9, 2013 the Company executed an agreement with the Purchasers of the Series A-1 Preferred Shares to pay certain accrued dividends on the Series A-1 Preferred Stock in shares of the Company’s common stock in lieu of cash.  In accordance with the agreement, on July 12, 2013, the Company issued 161,153 shares of common stock to the Purchasers of the Series A-1 Preferred Shares in payment of the accrued dividends payable at June 30, 2013, resulting in an increase in capital in the amount of $93,361. No dividends are accrued or payable subsequent to the payment of this dividend.

On August 1, 2013, the Company entered into a Warrant Exercise Agreement with the holders of its Series A Warrants and Series C Warrants for such holders to exercise a portion of such Series C Warrants to acquire an aggregate of 1,666,666 shares of the Company’s common stock for a cash payment to the Company of $1,000,000. Prior to the Company and such holders of the Series A Warrants and the Series C Warrants entering into such Warrant Exercise Agreement, the Series A Warrants and the Series C Warrants could have been exercised by such holders on an entirely cashless basis. In exchange for the cash exercise of such portion of the Series C Warrants, the Company reduced the exercise price of all of the Series A Warrants and Series C Warrants from $0.72 to $0.60 per share. The reduced exercised price resulted in an increase in the warrant liability associated with the Series A Warrants and Series C Warrants and a corresponding reduction in capital in the amount of $626,328. In addition, if on a specified date in the future when the shares of common stock of the Company acquired upon this cash exercise of the Series C Warrants become freely tradable pursuant to Rule 144 of the Securities Act of 1933, as amended, the Company’s common stock (as measured by the five trading days before such date) is less than $1.31 per share (the “Measurement Price”), then the Company must reimburse the holders of these warrants up to an amount equal to the difference between $1.31 and the Measurement Price (subject to a floor of $0.60 per share) multiplied by the number of shares of common stock acquired upon the cash exercise of such Series C Warrants pursuant to the terms of the Warrant Exercise Agreement (the “Limited Market Make-Good Provision”). Notwithstanding the foregoing, the Company has no obligation to pay such amounts under the Limited Market Make-Good Provision until and unless the holders of the shares actually incur a loss on the sales of such shares of common stock for a price below the Measurement Price. The Limited Market Make-Good Provision created a contingent liability that must be evaluated and recorded based on its fair value at each reporting date. The maximum exposure related to this obligation is $1,183,333. Upon entering into this agreement, management estimated the fair value of the instrument and recorded a current liability and corresponding reduction in capital of approximately $290,000 as of September 30, 2013. The Series C Warrant holders exercised the cash option on August 5, 2013. The cash exercise of these Series C Warrant shares resulted in a reduction in the warrant liability and an increase in capital in the amount of $2,426,939.  As a result of this Warrant Exercise Agreement, an additional $60,000 commission was paid to Chardan Capital Markets, LLC.

On August 6, 2013, the Series A and Series C Warrant holders exercised on a cashless basis at $0.60 per share 147,916 and 416,668 Series A and Series C Warrant shares, respectively, resulting in the issuance of 360,000 shares of common stock of the Company. The cashless exercise of these Series A and Series C Warrant shares resulted in a reduction in the warrant liability and an increase in capital in the amount of $888,336. On September 20, 2013, the Series A Warrant holders exercised on a cashless basis at $0.60 per share 339,861 Series A Warrants resulting in the issuance of 177,300 shares of common stock of the Company. This cashless exercise of these Series A Warrant shares resulted in a reduction in the warrant liability and an increase in capital in the amount of $642,554.

In connection with the issuance of the Series A-1 Preferred Stock, the Company paid Chardan Capital Markets, LLC a commission equal to (i) ten percent (10%) of the cash received by the Company and (ii) 416,666 shares of common stock. In the event the Purchasers exercise for cash any of the Warrants, then the Company will also pay an additional cash commission to Chardan Capital Markets LLC equal to eight percent (8%) (with no additional equity) of any such additional cash amounts received by us. For the nine months ended September 30, 2013, the Company paid an aggregate total of $160,000 in commissions to Chardan Capital Markets, LLC in conjunction with the cash exercise of Series B and Series C Warrant shares.

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

NOTE 4. - MAY 2012 AND NOVEMBER 2012 PRIVATE PLACEMENTS

On May 15, 2012, the Company issued 1,710,833 shares of its common stock and warrants to purchase up to 1,710,833 shares of its common stock for total consideration of $1,026,500 consisting of the following: $786,500 in cash, cancellation by a vendor of $150,000 in accounts payable and the exchange by an employee of his 4% minority interest in Goodrich Tobacco for stock and warrants valued at $90,000 in the offering. The warrants issued have an original exercise price of $1.00 per share, a five year term and a “down round provision,” which results in the warrants being classified and reported as derivative liabilities for accounting purposes, and marked to market at each balance sheet date. At the date of issuance of these warrants, the value was estimated to be $1,841,000 which exceeded the total consideration received in the offering by $814,500 resulting in an immediate charge to “other income and expense - warrant liability - net" for this amount.  This private placement constituted a “down round” for purposes of all previously issued warrants and the December 14, 2011 Convertible Notes and resulted in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities. Three executive officers of the Company acquired 44,000 shares and warrants for $26,400 in cash.

On November 9, 2012, the Company issued 3,238,000 shares of its common stock and warrants to purchase up to 1,619,000 shares of its common stock for total consideration of $809,500 consisting of the following: $681,000 in cash, cancellation by vendors of $98,500 in accounts payable, and cancellation of $30,000 in directors fees owed to two members of the board of directors. The warrants issued have an original exercise price of $1.00 per share, a five year term and a “down round provision,” which results in the warrants being classified and reported as derivative liabilities for accounting purposes, and marked to market at each balance sheet date. At the date of issuance of these warrants the value was estimated to be $353,747 which reduced the amount recorded to additional paid in capital. This private placement constituted a “down round” for purposes of all previously issued warrants and the December 14, 2011 Convertible Notes and resulted in adjustments to the exercise price, conversion price and the number of shares issuable upon exercise or conversion of these previously issued securities. Two executive officers of the Company acquired 1,080,000 shares and 540,000 warrants for $270,000 in cash. Two directors of the Company acquired 120,000 shares and 60,000 warrants in lieu of payment of $30,000 of director fees.

NOTE 5. - AMOUNTS OWED NORTH CAROLINA STATE UNIVERSITY (“NCSU”)

The Company is currently in full compliance with the NCSU license agreement.  Pursuant to the terms of an exclusive license agreement with NCSU, the Company owed NCSU approximately $555,000 as of September 30, 2013 for patent costs and license fees (as compared to $873,000 owed as of December 31, 2012). These amounts are included in accounts payable, notes payable and accrued liabilities at September 30, 2013 and accounts payable and accrued liabilities at December 31, 2012 in the consolidated balance sheets. The Company was required to pay these amounts within thirty days of being invoiced and they were past due. NCSU had the right to claim interest on the balance. Management periodically communicates its plans for commercialization of products using the technology licensed from NCSU. As of September 30, 2013, patent costs associated with the exclusive license agreements had a carrying value of approximately $784,000. Additionally, NCSU had not imposed interest charges on past due amounts invoiced to the Company and as such the Company has not recorded accrued interest or interest expense.

In January 2013, the Company paid NCSU $400,000 and issued a note dated February 1, 2013 for $474,893.  The note was unsecured, bears interest at 5% per annum and matures the earlier of October 1, 2013 or the closing of a licensing agreement with up front proceeds of at least $1.5 million. NCSU also agreed not to invoke rights to terminate the Company’s license agreement for nonpayment or nonperformance, if any, until October 1, 2013. On October 2, 2013, the Company paid $490,701 to NCSU in full satisfaction of the note plus all accrued interest, leaving a balance due to NCSU in accounts payable of approximately $64,000.

NOTE 6. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by an officer of the Company. This loan had a balance of $174,925 at September 30, 2013 and December 31, 2012. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at September 30, 2013 and December 31, 2012. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all the Company’s assets.

NOTE 7. - NOTES PAYABLE

Notes payable consisted of the following as of the dates set forth below:

	September 30,	December 31,
	2013	2012

Note dated March 31, 2011	$-	$77,000
Note dated January 25, 2011	140,000	140,000
Note dated March 13, 2013 and March 30, 2011	175,000	350,000
Note dated March 22, 2012 and April 13, 2012	-	50,000
Note dated January 15, 2013	136,671	-
Note dated January 23, 2013	150,000	-
Note dated January 24, 2013	-	-
Note dated February 1, 2013	474,893	-

Notes Payable (shown in current liabilities)	$1,076,564	$617,000

Convertible Note Dated March 31, 2011 (unsecured) -  On March 31, 2011, the Company issued a note to a vendor in the original amount of $237,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 9%. In December 2011 the note was amended and the principal was reduced by a cash payment of $50,000 and $100,000 of the notes was exchanged for $115,000 of a portion of the Convertible Notes issued December 14, 2011. The Company made a $10,000 principal payment in May 2012, leaving a remaining balance of $77,000 as of December 31, 2012. On January 18, 2013 the note was paid in full together with accrued interest.

Note Dated January 25, 2011 (unsecured) - On January 25, 2011, the Company issued a note for $140,000 to a shareholder as satisfaction of the balance due for principal and interest on a matured note that was not paid in cash or converted to common stock of 22nd Century Group and warrants to purchase shares of common stock of 22nd Century Group. The note bears interest at 12% and is due on October 1, 2013 together with accrued interest. As of September 30, 2013 and December 31, 2012, the outstanding principal amount of this note is $140,000. In July 2013, the Company made a $30,000 payment that was applied to the accrued interest on the note. On October 2, 2013, the Company made a payment to the note holder in the amount of $155,153 in full satisfaction of the note and all accrued interest.

Note Dated March 13, 2013 and March 30, 2011 (unsecured) - On March 30, 2011, the Company issued a note to a vendor in the amount of $350,000 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 4%. Principal and accrued interest were due on July 1, 2012. As of December 31, 2012, the outstanding principal of $350,000 on this note remained unpaid. In January 2013, the Company repaid $268,286 of the note principal. The remaining unpaid balance of $81,714 plus accrued interest of $25,582 and outstanding accounts payable of $67,704 were refinanced into a new unsecured note dated March 13, 2013, which bears interest at 5% and matures on July 1, 2014 or sooner if the Company receives license revenue or financing of at least $1,500,000 prior to maturity. The outstanding principal on this note was $175,000 as of September 30, 2013. On October 11, 2013, the Company made a payment to the note holder in the amount of $181,233 in full satisfaction of the note and all accrued interest.

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

Note Dated January 15, 2013 (unsecured) - On January 15, 2013, the Company issued a note to a vendor in the amount of $226,780 as satisfaction of past due invoices previously recorded by the Company in accounts payable and accrued interest. The note bears interest at an annual rate of 8%. The outstanding principal and accrued interest is due on October 18, 2013 or sooner if the Company closes an in-licensing agreement in which the Company or a subsidiary receives an up-front payment of at least $1 million. On August 2, 2013, the Company made a $100,000 payment to the note holder that was applied against the note and accrued interest. The outstanding principal on this note as of September 30, 2013 was $136,671. On October 2, 2013, the Company made a payment to the note holder in the amount of $138,469 in full satisfaction of the note and all accrued interest.

Note Dated January 23, 2013 (unsecured) - On January 23, 2013, the Company issued a note to a shareholder and executive officer of the Company. The note bears interest at an annual rate of 15%. The outstanding principal and accrued interest was due on October 1, 2013. The outstanding principal on this note as of September 30, 2013 was $150,000. On October 2, 2013, the Company made a payment to the note holder in the amount of $165,473 in full satisfaction of the note and all accrued interest.

Note Dated January 24, 2013 (unsecured) - On January 24, 2013, the Company issued a note to a former Convertible Note holder in the amount of $58,340 to discharge $57,500 in Convertible Notes held by the lender plus accrued interest. The note bears interest at an annual rate of 15%. The outstanding principal and accrued interest was due on July 24, 2013. On July 16, 2013, the note was paid in full together with all accrued interest.

Note Dated February 1, 2013 (unsecured) - On February 1, 2013, the Company issued a note to a vendor in the amount of $474,893 as satisfaction of past due invoices previously recorded by the Company in accounts payable. The note bears interest at an annual rate of 5%. The outstanding principal and accrued interest is due on October 1, 2013 or sooner if the Company closes an in-licensing agreement in which the Company or any affiliate receives an up-front payment of at least $1.5 million. The outstanding principal on this note as of September 30, 2013 was $474,893. On October 2, 2013, the Company made a payment to the note holder in the amount of $490,701 in full satisfaction of the note and all accrued interest.

NOTE 8. - CONVERTIBLE NOTES

ISSUED DECEMBER 14, 2011

The Company issued convertible notes on December 14, 2011 in a negotiated sale with 24 investors in the total face amount of $1,926,250 (“Convertible Notes”). The Convertible Notes were sold for $1,675,000 - an original issue discount of $251,250. The Convertible Notes did not bear interest and the total face amount was due December 14, 2012. The Convertible Notes could be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.75 per share at which time the holder shall also receive warrants equal to 120% of the number of shares of Company common stock into which such Convertible Notes have been then converted. The Company could also force the investors to decide whether to convert by sending a 15-day written notice in which each investor is forced to decide whether to convert or receive payment in full. Such warrants have a term of five years and an exercise price of $1.50 per share of common stock.  The Convertible Notes contained “down round” provisions which provided for adjustments to the conversion price if the Company issues shares of common stock of 22nd Century Group at a price that is less than the exercise price. The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock at this time.

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

Three of the Company’s executive officers at the time of issuance acquired a portion of the Convertible Notes - with a face value of $368,000, for cash of $105,000 and conversion of $215,000 short term unsecured 12% notes issued by the Company earlier in 2011.

As of December 31, 2012, the OID and BCF discounts were fully amortized, and therefore, no amortization was recorded during the three or nine months ended September 30, 2013. During the three and nine months ended September 30, 2012 $308,011 and $1,029,917, respectively, of the debt discount was amortized and recorded as interest expense related to the OID and BCF discounts.

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

Of the $1,805,500 in convertible notes outstanding at December 31, 2012, $1,408,750 of the convertible notes (together with accrued interest) were converted into 2,035,720 shares of common stock and five-year warrants (which includes lock-up warrants) to purchase 2,662,769 shares of common stock at $1.50 per share during the period from January 1, 2013 to February 6, 2013. The Company discharged the remaining convertible notes of $396,750 by payments in cash of $339,250 and refinancing $57,500 into a new note that was fully paid during July 2013. Of the notes paid in cash, $247,250 was held by an executive officer. The executive officer subsequently issued the Company a new promissory note in the amount of $150,000 and maturing on October 1, 2013 (see Note 7). Of the Convertible Notes issued on December 14, 2011, no amounts remain outstanding as of September 30, 2013.

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

ISSUED AUGUST 9, 2012

The Company issued convertible notes on August 9, 2012 in a negotiated sale with 4 investors in the total face amount of $222,600. The convertible notes were sold for $210,000 - an original issue discount (OID) of $12,600. The convertible notes did not bear interest and the total face amount was due August 9, 2013 together with warrants equal to 50% of the number of shares of Company common stock into which such convertible notes are converted. These warrants were valued at $92,750 and represent additional debt discount and warrant liability. The convertible notes can be converted, at the option of each holder, in whole or in part, into shares of the Company’s common stock at $0.60 per share at which time the holder shall also receive warrants equal to 100% of the number of shares of Company common stock into which such convertible notes are converted. Additional warrants issued as a result of conversion will be valued and recorded as a warrant liability at that time and will reduce the equity recorded as a result of the conversion. In the event the warrant value exceeds the amount of equity, an immediate charge to other expense will be recorded. The warrants issued upon conversion or maturity will have a term of five years and an exercise price of $1.00 per share of common stock.  The conversion feature was not considered to be a derivative because it does not have a net cash settlement provision as a result of the limited market and trading activity for the underlying stock. The warrants to be issued upon conversion or maturity have a “down round provision” and will be classified as derivatives for accounting purposes, and are reported as a liability and marked to market at each balance sheet date.

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

During the three and nine months ended September 30, 2013, $24,233 and $134,296 of debt discount was amortized and recorded as interest expense related to the OID, warrant and BCF discounts, leaving no unamortized debt discount as of September 30, 2013.

 During August 2013, convertible notes with a carrying value of $222,600 were converted into 371,000 shares of common stock and five-year warrants to purchase 371,000 shares of common stock at $1.00 per share.

The warrants issued in conjunction with the note conversions during August 2013 were recorded at fair value at the time of issuance amounting to $731,662. Since the warrants are considered a derivate liability, the excess of the fair value of the warrants at the time of issuance above the face amount of the notes converted was immediately recorded as additional interest expense in the amount of $509,062.

The following table summarizes convertible notes and related discount.

	September 30,	December 31,
	2013	2012

Face value of all convertible notes payable through maturity	$-	$2,028,100
Less unamortized original issue discount	-	(63,787)
Less unamortized discount related to BCF	-	(70,509)
Convertible Notes, net of unamortized debt discount	$-	$1,893,804

Carrying value of December 14, 2011 convertible notes	$-	$1,805,500
Carrying value of August 9, 2012 convertible notes	-	88,304
	$-	$1,893,804

NOTE 9. - DUE FROM OR TO RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the CEO. AC shares office space and employee services with the Company. During the year ended December 31, 2011 the Company acquired its MAGIC trademark from AC for a purchase price of $22,500. During the nine months ended September 30, 2013 and the year ended December 31, 2012, transactions with AC consisted mainly of repayments and advances. The net amount due from AC amounted to $40,469 as of September 30, 2013 ($36,969 as of December 31, 2012). No interest has been accrued or paid on amount due from or to AC and there are no repayment terms.

NOTE 10. - WARRANTS FOR COMMON STOCK

In connection with the January 25, 2011 Private Placement and Merger, the Company issued five year warrants (“January 25, 2011 Warrants”) to purchase shares of common stock of 22nd Century Group. These warrants contain “down round” provisions which provide for adjustments to the exercise price if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. This provision is a guarantee of value which requires that these warrants be classified as derivatives for accounting purposes which means they are reported as a liability and marked to market at each balance sheet date. As a result of the equity securities issued during 2012, the “down round provision” of the January 25, 2011 Warrants was triggered and the adjusted warrants outstanding as of December 31, 2012 were 5,482,055 with an exercise price of $2.73 per share and 3,947,232 with an exercise price of $1.39 per share. As a result of equity securities issued during the nine months ended September 30, 2013, and the cashless conversion of 1,160,080 warrants during the third quarter of 2013, the January 25, 2011 Warrants now amount to 6,150,314 warrants with an exercise price of $2.44 per share and 3,105,566 warrants with an exercise price of $1.28 per share outstanding as of September 30, 2013. The cashless exercise of the 1,160,080 warrants resulted in a reduction of the warrant liability and an increase in capital in the amount of $482,654.

During 2012, 193,200 warrants at an original exercise price of $1.50 were issued upon partial conversion of the December 14, 2011 Convertible Notes, which include “down round provisions” and resulted in a derivative liability upon issuance of approximately $152,000. Due to subsequent issuance of common stock and instruments convertible into common stock, the number of warrants issuable and exercise price has been adjusted. As of September 30, 2013, warrants issued during 2012 related to partial conversion of December 14, 2011 Convertible Notes now amount to 236,765 warrants outstanding with an exercise price of $1.22 per share.

Between January 2, 2013 and February 6, 2013 Convertible Notes issued on December 14, 2011 with a carrying value of $1,408,750 (together with accrued interest) were converted into 2,035,720 shares of common stock and five-year warrants to purchase 2,662,769 shares of common stock at $1.50 per share. The number of warrants issued upon conversion includes 219,909 lock-up warrants with the same rights as the December 14, 2011 Convertible Notes warrants. These warrants include a “down round provision” and resulted in a derivative liability upon conversion of $1,445,091. As a result of equity securities issued in 2013, as of September 30, 2013, there are now 2,873,614 warrants outstanding with exercise prices of $1.33 and $1.39 per share on 218,416 and 2,655,198 shares, respectively.

In May 2012, the Company issued 1,710,833 five-year warrants to purchase common stock in a private placement with an original exercise price of $1.00. These warrants contain “down round provisions” and resulted in a derivative liability upon issuance of approximately $1,841,000. The Company issued 124,217 lock-up warrants to the holders of May 2012 private placement warrants with the same rights as the warrants originally issued. The exercise price of the May 2012 warrants and lock-up warrants was adjusted as a result of subsequent equity securities issued at a lower price than the original exercise price. During the third quarter of 2013, 275,000 warrants were exercised for cash, leaving 1,572,050 warrants with an exercise price of $.60 per share outstanding as of September 30, 2013. The $165,000 cash exercise of the 275,000 warrants resulted in a reduction of the warrant liability and an increase in capital in the amount of $421,817.

Convertible notes issued in August 2012 entitled the holders to at least 185,500 warrants and up to 371,000 warrants (five-year warrants with an exercise price of $1.00 per share), which resulted in a derivative liability of $92,750 recorded at the time the notes were issued. In connection with the conversion of the August 9, 2012 Convertible Notes during August 2013, the Company issued 371,000 five-year warrants with an exercise price of $1.00 per share. These warrants include a “down round provision” and resulted in a derivative liability upon conversion of $731,662.  As a result of equity securities issued in 2013, as of September 30, 2013, there are now 372,042 warrants outstanding with exercise prices of $0.997.

In November 2012, the Company issued 1,619,000 five-year warrants to purchase common stock in a private placement with an original exercise price of $1.00. These warrants contain “down round provisions” and resulted in a derivative liability upon issuance of $353,747. The Company issued 53,950 lock-up warrants to the holders of November 2012 private placement warrants with the same rights as the warrants originally issued. The exercise price of the November 2012 warrants and lock-up warrants was adjusted as a result of subsequent equity securities issued at a lower price than the original exercise price. During the third quarter of 2013, 63,000 warrants were exercised on a cashless basis, leaving 1,609,950 warrants with an exercise price of $.60 per share outstanding as of September 30, 2013. The cashless exercise of the 63,000 warrants resulted in a reduction of the warrant liability and an increase in capital in the amount of $111,468.

The Company issued 6,250,000 warrants to purchase common stock in the January 2013 Series A-1 Preferred Stock private placement, including 4,166,666 Series A Warrants, which are five-year warrants with an exercise price of $.72 per share and 2,083,334 Series B Warrants, which are one-year warrants with an exercise price of $.60 per share. These warrants include “down round provisions” and resulted in a derivative liability upon issuance. The fair value of the Series A Warrants, Series B Warrants and the lock-up warrants issued to the May and November 2012 private placement warrant holders in conjunction with the January 2013 Series A-1 Preferred Stock private placement amounted to $6,022,319. Further, 2,083,334 Series C Warrants are issuable upon exercise of the Series B Warrants. During June and July of 2013, Series B Warrants were exercised on a cash basis in the amount of 982,300 and 1,101,034, respectively. The exercise of these Series B Warrants triggered the issuance of a like amount of Series C Warrants totaling 2,083,334 Series C Warrants. The Series C Warrant shares outstanding are exercisable at $0.72 and include a “down round provision,” which results in a derivative liability upon issuance. The fair value of the 982,300 Series C Warrant shares issued in June 2013, and the fair value of the 1,101,034 Series C Warrants issued in July 2013, amounted to $711,675 and $1,622,069, respectively. On August 1, 2013, the Company entered into a Warrant Exercise Agreement (see Note 3 for a more detailed description of the Agreement) with holders of its Series A Warrants and Series C Warrants for such holders to exercise a portion of such Series C Warrants to acquire an aggregate of 1,666,666 shares of the Company’s common stock for a cash payment to the Company of $1,000,000. In exchange for the cash exercise of such portion of the Series C Warrants, the Company reduced the exercise price of all of the Series A Warrants and Series C Warrants to $0.60 per share. The reduced exercised price resulted in an increase in the warrant liability associated with the Series A Warrants and Series C Warrants and a corresponding reduction in capital in the amount of $626,328. The Series C Warrant holders exercised the cash option on August 5, 2013. In addition, during August and September 2013, the Series A and Series C Warrant holders exercised on a cashless basis at $0.60 per share 487,777 and 416,668 Series A and Series C Warrants, respectively. 3,678,889 Series A Warrants remain outstanding at September 30, 2013 at $0.60 per share. There are no Series B Warrants or Series C Warrants outstanding at September 30, 2013.

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

Fair value at December 31, 2011	$550,000
Fair value of warrant liability upon partial conversion of December 14, 2011 Notes	152,100
Fair value of warrant liability upon issuance – May 15, 2012	1,841,000
Fair value of warrant liability related to minimum warrants issuable upon maturity of August 9, 2012 convertible notes	92,750
Fair value of warrant liability upon issuance – November 9, 2012	353,747
Loss as a result of change in fair value	1,183,543
Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes -– Q1 2013	1,445,091
Fair value of warrant liability upon issuance – Q1 2013	6,022,319
Fair value of warrant liability upon issuance – Q2 2013	711,675
Fair value of warrant liability upon issuance – Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes -– Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants – Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants – Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants – Q3 2013	(5,644,987)
Loss as a result of change in fair value	9,154,830
Fair value at September 30, 2013	$18,637,614

The aggregate net loss on warrant liability for the three and nine months ended September 30, 2013 amounted to $13,384,812 and $9,154,830, respectively, which is included in other income (expenses) as part of “warrant liability (loss) gain - net” in the accompanying consolidated statements of operations. The amount for the three and nine months ended September 30, 2013, also includes a charge to other income (expense) in the amount of $343,079 and $4,330,734, respectively, as a result of (1) warrant liabilities issued in connection with the Series A-1 Preferred Stock in excess of net proceeds raised in the amount of $3,987,655 in January 2013, and (2) warrant liabilities issued in connection with the July 2013 issuance of 1,101,034 Series C Warrants in excess of the sum of the net proceeds received upon exercise and the reclassification of the warrant liability to capital, in the amount of $343,079. Warrant liabilities issued in connection with the December 14, 2011 Convertible Notes and the August 9, 2012 Convertible Notes converted to common stock in excess of the conversion amount by $17,386 and $509,062, respectively, were recorded as additional interest expense.

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

A financial asset’s or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

The following table summarizes the warrant activity since December 31, 2011:

Number of Warrants

Warrants outstanding at December 31, 2011	8,668,701
Warrants issued	3,523,033
Additional warrants due to anti-dilution provisions	780,930
Warrants exercised during 2012	-
Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Additional warrants due to anti-dilution provisions	1,225,895
Warrants exercised during 2013	(6,152,525)
Warrants outstanding at September 30, 2013	19,616,308

NOTE 11. - RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k). The plan covers all employees who meet the minimum eligibility requirements. Under the 401(k) plan eligible employees are allowed to made voluntary deferred salary contribution to the plan, subject to statutory limits. The Company has elected to make Safe Harbor Non-elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation. Total employer contributions to the plan, including a contribution made for 2012 in the first quarter of 2013, amounted to $4,165 and $27,723 for the three and nine months ended September 30, 2013, respectively. There were no employer contributions to the plan for the three and nine months ended September 30, 2012.

NOTE 12. – COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive license agreement with NCSU, the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The annual minimum royalty for 2013 through 2015 is $75,000 and in 2016 the annual minimum royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patents, which is expected to be 2022. These annual minimum royalty payments are due each February 1st following the end of the applicable calendar year and are reduced by any running royalties paid or payable for that year. The agreement also requires a milestone payment of $150,000 upon FDA approval of a product that uses the NCSU licensed technology. The Company is responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the nine months ended September 30, 2013, the costs incurred related to the prosecution of patent applications and patent maintenance amounted to $83,800 ($55,853 for the nine months ended September 30, 2012).

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents.

Membership Interest Purchase Agreement – On September 17, 2013, the Company entered into a Membership Interest Purchase Agreement to purchase all of the issued and outstanding membership interests of NASCO Products, LLC, (“NASCO”) a North Carolina limited liability company (the “Transaction”). NASCO is a federally licensed tobacco product manufacturer and a participating member of the Tobacco Master Settlement Agreement known as the MSA, an agreement among 46 U.S. states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”).

The initial purchase price for the Transaction is One Million Dollars ($1,000,000) (the “Purchase Price”), subject to potential closing date adjustments for any unpaid liabilities of NASCO. The Purchase Price will be paid as follows: (i) a cash payment of Two Hundred Thousand ($200,000) and (ii) the issuance of Eight Hundred Thousand Dollars ($800,000) in value of unregistered shares of common stock of the Company based on the average of the five (5) day closing price of the Company’s common shares on the OTCBB for the five (5) trading days immediately preceding the closing date. In no event shall the number of common shares issued by the Company be less than 640,000 or greater than 1,066,667.

The Purchase Agreement contains customary representatives, warranties, covenants and indemnities. Consummation of the Transaction is subject to various conditions, including receipt of material third party consents and approvals and other customary closing conditions, including required consents and authorizations from NAAG. The Purchase Agreement contains termination rights, including a right for the Company to terminate the Purchase Agreement if the closing shall not have occurred on or before January 31, 2014. The Purchase Agreement also contemplates that the Company will enter into a management agreement and sales representation agreement at closing with an affiliate of NASCO.

Manufacturing Equipment Purchase Commitment – In a letter dated October 28, 2013, the Company made an offer to purchase various cigarette manufacturing equipment from a certain company located in the state of North Carolina that is liquidating under Chapter 7 of the U.S. Bankruptcy Code. The offer calls for the Company to purchase substantially all of the manufacturing equipment for a cash payment of $3,070,000. A certain portion of the equipment will not be required for the Company’s cigarette manufacturing operations and will subsequently be listed for sale in order to offset the purchase price of the equipment. The Company is currently awaiting a response from the bankruptcy court regarding the offer.

Lease Agreements – On October 9, 2013, the Company executed a guaranty that guarantees performance by NASCO of its obligations to the landlord under a certain triple net lease of the same date between NASCO and the landlord for a warehouse and cigarette manufacturing facility located in North Carolina. Should the Membership Interest Purchase Agreement close as discussed earlier, NASCO will become a wholly owned subsidiary of the Company, making the lease a direct obligation of the Company. The lease commences on November 1, 2013, and has an initial term of twelve (12) months (the “Initial Term”). The lease contains four (4) additional extensions; one for an additional one (1) year and three for an additional two (2) years each in duration, exercisable at the option of NASCO. The lease also contains an early termination clause that provides NASCO with the right to terminate the lease at any time during the first nine (9) month of the Initial Term by giving ninety (90) days prior written notice to the landlord. The lease calls for minimum lease payments of $96,000, $123,000, $298,275, $338,250 and $338,250 during the Initial Term, the one (1) year optional extension, and each of the three (3), two (2) year optional extensions, respectively. These commitments are not included in the schedule below.

The Company entered into a three year lease for office space in Clarence, New York, which commenced September 1, 2011. On January 25, 2013, the Company entered into a two and a half year lease for manufacturing space in Depew, New York, which commenced February 1, 2013.  Scheduled rent commitments remaining as of September 30, 2013 are approximately as follows:

2013	$15,000
2014	$45,000
2015	$10,000

                Limited Market Make-Good Provision – The Company has a contingent obligation to make whole, through a cash payment, shareholders who exercised Series C Warrants on August 1, 2013 if the holders incur a loss on the sale common stock received upon exercise. See Note 3 for  a detailed discussion.

NOTE 13. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month period ended September 30, 2013 and 2012:

	September 30,	September 30,
	2013	2012

Net loss attributed to common shareholders	$(15,372,517)	$(448,925)

Denominator for basic earnings per share-weighted average shares outstanding	47,389,538	31,048,979

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share -– weighted average shares adjusted for dilutive securities	47,389,538	31,048,979

(Loss) income per common share – basic	$(0.32)	$(0.01)

(Loss) income per common share-–diluted	$(0.32)	$(0.01)

The following table sets forth the computation of basic and diluted earnings per common share for the nine month period ended September 30, 2013 and 2012:

	September 30,	September 30,
	2013	2012

Net loss attributed to common shareholders	$(18,331,675)	$(2,429,915)

Denominator for basic earnings per share-–weighted average shares outstanding	41,203,732	29,477,387

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share -– weighted average shares adjusted for dilutive securities	41,203,732	29,477,387

Loss per common share – basic	$(0.44)	$(0.08)

Loss per common share-–diluted	$(0.44)	$(0.08)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	September 30,	September 30,
	2013	2012

Warrants	19,616,308	11,007,754
Convertible debt (including warrants issuable upon conversion of 0 at September 30, 2013 and 2,888,800 at September 30, 2012)	-	6,038,133
Restricted stock	500,000	550,000
Options	680,000	450,000
	20,796,308	18,045,887

NOTE 14. - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) forofficers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP has a term of ten years and is administered by our Board of Directors (“Board”) or a committee to be established by our Board (the “Administrator”), to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the EIP. On March 31, 2011, the Company filed a Form S-8 registration statement with the SEC to register all of the shares of common stock of 22nd Century Group that it may issue under the EIP.

For the three and nine months ended September 30, 2013, the Company recorded compensation expense related to stock awards, restricted stock awards and stock options to employees, directors and consultants of $322,591 and $2,259,522, respectively ($31,241 and $690,975, respectively, for the three and nine months ended September 30, 2012).

During the nine months ended September 30, 2013 the Company issued restricted stock awards for 890,000 restricted shares to employees and directors that vested immediately on February 25, 2013, a 100,000 restricted stock award that will vest one year from grant date of April 1, 2013, and 1,725,000 shares paid to third parties for services on various dates. Further, 150,000 shares of a restricted stock award previously granted vested during the period. All awards were valued at the closing price on the measurement date of the award.

As of September 30, 2013, unrecognized compensation expense related to non-vested restricted shares and stock options with vesting terms amounted to approximately $134,000, which is expected to be recognized approximately as follows: $34,000, $49,000 and $51,000 during 2013, 2014 and 2015, respectively.

The weighted average grant date fair value of options issued during the nine months ended September 30, 2013 was $0.68 ($0.60 - 2012). The total fair value of options that vested during the nine months ended September 30, 2013 amounted to $186,959 ($242,020 - 2012).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2013 and 2012:

	2013	2012

Risk-free interest rate	1.89%	1.71%
Expected dividend yield	0%	0%
Expected stock price volatility	90%	90%
Expected life of options	10 years	10 years

A summary of all stock option activity since December 31, 2012 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Outstanding at September 30, 2013	680,000	$0.73	8.8 years	$383,100

Exercisable at September 30, 2013	680,000	$0.73	8.8 years	$383,100

NOTE 15. - SUBSEQUENT EVENTS

Research License and Commercial Option Agreement - On October 1, 2013, 22nd Century Ltd entered into a Research License and Commercial Option Agreement (the "Research  Agreement") with British American Tobacco (Investments) Limited ("BAT"), a subsidiary of British American Tobacco plc. The Company executed the Research Agreement for the sole purpose of guaranteeing the obligations of  22nd Century Ltd under the Research Agreement.

Under the terms of the Research Agreement, BAT receives an exclusive worldwide license to certain patent rights (subject to worldwide rights retained by 22nd Century Ltd for use in its own brands) and licensed intellectual property rights (as such terms are defined in the Research Agreement) of 22nd Century Ltd within the field of use as defined in the Research Agreement) for a period of up to four (4) years. During the four (4) year term of the Research Agreement, BAT also has an option to obtain an exclusive worldwide license (subject to worldwide rights retained by 22nd Century Ltd for use in its own brands) to commercialize certain products derived from utilizing the patent rights and licensed intellectual property rights under the terms of a Commercial License Agreement (the "Commercial Agreement"), the form of which is attached to the Research Agreement. BAT and the Company also agreed to collaborate with each other as each party engages in its own independent research during the term of the Research Agreement. BAT also granted to 22nd Century Ltd a worldwide license to any and all registered research results (as such term is defined in the Research Agreement) developed and owned by BAT which results or arises from any research, development or other activities of BAT under the Research Agreement, with the terms of such license from BAT to 22nd Century Ltd (i) to be on commercially reasonable terms to be negotiated in good faith between the parties, but in any event on terms which are no more onerous than the terms of the Commercial Agreement, if any, and (ii) to be dependent on what, if any, research results the Company elects to license.

Simultaneous with the signing of the Research Agreement, BAT paid 22nd Century Ltd $7,000,000. Further, 22nd Century Ltd may receive payments from BAT of up to an additional $7,000,000. during the term of the Research Agreement in the event certain milestones are met by BAT with respect to its research and development of the patent rights and licensed intellectual property rights licensed by 22nd Century Ltd to BAT. BAT may terminate the Research Agreement at any time, subject to the requirements for certain payments to 22nd Century Ltd by BAT upon termination as set forth therein. 22nd Century Ltd may also terminate the Research Agreement in the event of certain uncured breaches of the Research Agreement as set forth therein.

In the event BAT exercises its option to enter into a Commercial Agreement with 22nd Century Ltd, BAT would become obligated to pay 22nd Century Ltd certain license fees and annual royalties for each year that the Commercial Agreement remains in effect.

A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor.  Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor.  22nd Century Ltd estimates the payment to be approximately $414,000, subject to the mutual consent of 22nd Century Ltd and the third party licensor.

Warrant exercise – On October 3, 2013, the holders of Series A Warrants exercised on a cashless basis 264,319 Series A Warrants with an exercise price of $0.60 per share resulting in the issuance of 151,755 shares of the Company’s common stock.

Stock issuance – On October 11, 2013, the Company issued 10,000 shares of common stock, par value $0.00001 per share, of the Company to the keynote speaker at the Company’s annual shareholders’ meeting held on September 28, 2013. This issuance was offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

On November 4, 2013, the Company issued 10,000 shares of common stock, par value $0.00001 per share, of the Company pursuant to an agreement between the Company and IBIS Co. (”IBIS”) for investor relation services provided by IBIS. This issuance was offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

Tax refund –In October 2013, the Company received notice from the New York State Department of Taxation and Finance of a no change audit with respect to its income tax return filed for the period ending September 30, 2011. The subject return contained a refundable credit in the amount of $122,000. The Company now expects to receive payment of the refundable credit in the fourth quarter of 2013, at which point the related benefit will be recorded.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to continue to monetize the licensing of our technology and products; our ability to raise capital, if required, in order to continue as a going concern; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA clearance for our Modified Risk Cigarettes; our ability to obtain FDA approval for our X-22 smoking cessation product; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses.  For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

22nd Century Limited, LLC (“22nd Century Ltd”), our wholly-owned subsidiary, is a plant biotechnology company focused on tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. The Company owns or exclusively controls 113 issued patents and an additional 37 patent applications.  Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) are subsidiaries of 22nd Century Ltd. Goodrich Tobacco is focused on commercial tobacco products and potential modified risk cigarettes. Hercules Pharmaceuticalsis focused on X-22, a prescription smoking cessation aid currently in development.

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

We have operated at a loss since 2006 when we increased our research and development expenditures. The Company is in the process of transitioning from researching and developing our proprietary technology and tobaccos to commercializing our own technology and products.  Our prospects depend on our ability to generate and sustain revenues from (i) the international licensing of our proprietary tobacco, technology and products; (ii) the domestic and international sales of our brands, including RED SUN and MAGIC; and (iii) the further development of our potential modified risk tobacco products and our X-22 smoking cessation aid.  Our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk, and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

Licensing

The Company has been in negotiations with various parties in the tobacco and pharmaceutical industries for licensing its technology and products since early 2012.    On October 1, 2013, 22nd Century Ltd entered into a Research License and Commercial Option Agreement (the “Research  Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc. The Company executed the Research Agreement for the sole purpose of guaranteeing the obligations of 22nd Century Ltd under the Research Agreement.

Under the terms of the Research Agreement, BAT receives an exclusive worldwide license to certain patent rights (subject to worldwide rights retained by 22nd Century Ltd for use in its own brands) and licensed intellectual property rights (as such terms are defined in the Research Agreement) of 22nd Century Ltd within the field of use as defined in the Research Agreement) for a period of up to four (4) years. During the four (4) year term of the Research Agreement, BAT also has an option to obtain an exclusive worldwide license (subject to worldwide rights retained by 22nd Century Ltd for use in its own brands) to commercialize certain products derived from utilizing the patent rights and licensed intellectual property rights under the terms of a Commercial License Agreement (the “Commercial Agreement”), the form of which is attached to the Research Agreement. BAT and the Company also agreed to collaborate with each other as each party engages in its own independent research during the term of the Research Agreement. BAT also granted to 22nd Century Ltd a worldwide license to any and all registered research results (as such term is defined in the Research Agreement) developed and owned by BAT which results or arises from any research, development or other activities of BAT under the Research Agreement, with the terms of such license from BAT to 22nd Century Ltd (i) to be on commercially reasonable terms to be negotiated in good faith between the parties, but in any event on terms which are no more onerous than the terms of the Commercial Agreement, if any, and (ii) to be dependent on what, if any, research results the Company elects to license.

Simultaneous with the signing of the Research Agreement, BAT paid 22nd Century Ltd $7,000,000. Further, 22nd Century Ltd may receive payments from BAT of up to an additional $7,000,000 during the research term of the Research Agreement in the event certain milestones are met by BAT with respect to its research and development of the patent rights and licensed intellectual property rights licensed by 22nd Century Ltd to BAT. BAT may terminate the Research Agreement at any time, subject to the requirements for certain payments to 22nd Century Ltd by BAT upon termination as set forth therein. 22nd Century Ltd may also terminate the Research Agreement in the event of certain uncured breaches of the Research Agreement as set forth therein.

In the event BAT exercises its option to enter into a Commercial Agreement with 22nd Century Ltd, BAT would become obligated to pay 22nd Century Ltd certain license fees and minimum annual royalties for each year that the Commercial Agreement remains in effect.

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

SPECTRUM Government Research Cigarettes and FDA VLN Tobacco Order

As a subcontractor to RTI International (“RTI”) in RTI’s contract with The National Institute on Drug Abuse (“NIDA”) for the Research Cigarette Option, we supply modified nicotine (from very low to high) cigarettes to NIDA. These research cigarettes are distributed under the mark SPECTRUM. The Company has delivered approximately 12 million SPECTRUM cigarettes over the last two years and expects to ship an additional 5,500,000 SPECTRUM cigarettes in December 2013, which will provide the Company with gross proceeds of approximately $448,000, $179,000 of which has been received in October 2013 as a deposit.

Goodrich Tobacco was chosen to be a subcontractor under a government contract between RTI and the U.S. Food and Drug Administration (the “FDA”) to supply very low nicotine (“VLN”) fine cut tobacco to the FDA.  The tobacco is expected to be shipped to the FDA in the fourth quarter of 2013 and result in gross proceeds to the Company of approximately $225,000.

Manufacturing

Goodrich Tobacco has thus far utilized contract manufacturers that are not members of the MSA to produce the Company’s cigarette brands. The Company is following two parallel tracks for becoming a member of the MSA.

First, on January 23, 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. Goodrich Tobacco’s application has been deemed complete by the TTB and a successful TTB field inspection of the Company’s manufacturing facility on November 6, 2013, will likely result in final licensing approval.   On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Both of these measures, if approved by the TTB and NAAG, will greatly facilitate the sales and distribution potential of RED SUN and MAGIC. The costs associated with becoming a member of the MSA, including costs associated with the MSA settlement, are expected to be approximately $100,000.

Second, in September 2013, the Company entered into a Membership Interest Purchase Agreement to purchase all of the issued and outstanding membership interests of NASCO Products, LLC, (“NASCO”) a North Carolina limited liability company.  NASCO is a federally licensed tobacco product manufacturer and a participating member of the Tobacco Master Settlement Agreement known as the MSA, an agreement among 46 U.S. states and the tobacco industry administered by NAAG.  The initial purchase price for the Transaction is $1,000,000 (the “Purchase Price”), subject to potential closing date adjustments for any unpaid liabilities of NASCO.  The Purchase Price will be paid as follows:  (i) a cash payment of $200,000 and (ii) the issuance of $800,000 in value of unregistered shares of common stock of the Company.  The Purchase Agreement is subject to various conditions, including receipt of material third party consents and approvals and other customary closing conditions, including required consents and authorizations from NAAG and certain attorneys general.

The Company believes it will be successful through at least one of these two parallel tracks to become a licensed tobacco products manufacturer and a participating member of the MSA, which will facilitate the manufacturing of SPECTRUM and sales and distribution potential of RED SUN and MAGIC in the U.S.

The Company made an offer in October 2013 to purchase cigarette manufacturing equipment from a certain company located in the state of North Carolina that is currently liquidating under Chapter 7 of the U.S. Bankruptcy Code.  The offer calls for the Company to purchase substantially all of the manufacturing equipment for a cash payment of $3,070,000.  A certain portion of the equipment will not be required for the Company’s cigarette manufacturing operations and will subsequently be listed for sale in order to offset the purchase price of the equipment.  The Company is currently awaiting a response from the bankruptcy court regarding the offer.

Company Exports

In the third quarter of 2013, Goodrich Tobacco granted a Dutch company exclusive distribution rights to its MAGIC brand in The Netherlands, Belgium and Luxemburg, known as Benelux.  In September 2013, Goodrich Tobacco exported $52,500 of its very low nicotine (“VLN”) tobacco to the Netherlands for product development.  The brand’s packaging and product specifications are being finalized.  Goodrich Tobacco expects to export larger shipments of its VLN tobacco in 2014 to Benelux and other export markets.

Potential Modified Risk Cigarettes and the Tobacco Control Act

The 2009 Family Smoking Prevention and Tobacco Control Act (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products.  While it prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke.  The Tobacco Control Act also banned all sales in the U.S. of cigarettes with characterizing flavors (other than menthol).  As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra-light” in describing cigarettes sold in the U.S.  Besides numerous other regulations, including certain marketing restrictions, for the first time in history, a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes.

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

Goodrich Tobacco intends to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes and expects to file applications with the FDA over the next 12 months. After filing our modified risk applications with the FDA, we will need significant additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. The exact amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B. However, we estimate that the cost of completing the FDA authorization process for each of our potential Modified Risk Cigarettes to be at least $2 million. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who will not quit but are interested in reducing the harmful effects of smoking. There is no guarantee that we will (i) have sufficient capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant share of the market even with FDA authorization to market our products as Modified Risk Cigarettes.

The Center for Tobacco Products of the FDA requested to have a meeting with 22nd Century Ltd to discuss the Company’s proprietary products.  Management met with the FDA on June 17, 2013 and explained to the agency how the Company’s technology is employed, including that the resulting tobacco varieties can be produced without them being “genetically modified” under U.S. regulations.

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

In contrast to the results of the Company’s Phase II-B trial results, various independent studies have demonstrated that VLN cigarettes, whether used alone or in conjunction with nicotine replacement therapy (NRT) or varenicline (branded by Pfizer Inc. as CHANTIX® and CHAMPIX® outside the U.S.), increase quit rates.  Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products, we believe that if additional clinical trials demonstrate increased smoking cessation rates, X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. We are currently in the process of identifying potential joint venture partners to fund the remaining X-22 clinical trials. We estimate the cost of completing the remaining X-22 clinical trials to be approximately $14 million and the marketing expenses to bring X-22 to market in the U.S. are estimated to be approximately $5 million.  There is no guarantee that we will (i) obtain the funds necessary to complete additional clinical trials, (ii) identify potential joint venture partners to fund the remaining X-22 clinical trials, (iii) obtain FDA approval, or (iv) achieve significant share of the smoking cessation market even with FDA approval.

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

Annual Report on Form 10-K

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 provides additional information about our business, risk factors, operations and financial condition.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenue

We realized revenue of $52,500 in the three months ended September 30, 2013 as compared to revenue of $15,683 in the three months ended September 30, 2012.  The revenue for the three months ended September 30, 2013 was derived from the sale of tobacco to a customer in the Netherlands, while the 2012 revenue was derived from a modest order for our SPECTRUM research cigarettes.

Cost of goods sold

In the three months ended September 30, 2013, cost of goods sold was $20,550 or 39% of revenue.  In the three months ended September 30, 2012, cost of goods sold was $60,852 which exceeded revenue by 288% because we provided RTI with certain cigarettes without charge.

Research and development expense

Research and development (“R&D”) expense was $142,912 in the three months ended September 30, 2013, a decrease of $12,406, or 8%, from $155,318 in the three months ended September 30, 2012. This decrease was primarily the result of a net decrease in third party research and development costs of approximately $20,000 offset by an increase in research and development related travel costs of $7,000.

General and administrative expense

General and administrative expense was $907,993 in the three months ended September 30, 2013, an increase of $537,753, or 145%, from $370,240 in three months ended September 30, 2012.  The increase was primarily due to an increase of $313,750 for investor relations, of which $288,750 relates to equity based payments, an increase in legal fees of $185,148, and an increase in administrative payroll in the amount of $32,893, as compared to the third quarter of 2012.  The increase in the legal fees is primarily due to services provided by our legal team in conjunction with the BAT Research License and Commercial Option Agreement and the NASCO Membership Interest Purchase Agreement.

Sales and marketing costs

Sales and marketing costs were $4,332 in the three months ended September 30, 2013, a decrease of $7,031, or 62%, from $11,363 in three months ended September 30, 2012.  Some minor promotional costs were incurred during the third quarter of 2013, but we do not intend to incur any significant sales and marketing costs until the national distribution of our products in the U.S., which is expected in 2014.

Amortization and depreciation expense

Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 26% in the three months ended September 30, 2013 to $63,518, up from $50,458 in the three months ended September 30, 2012. This increase of $13,060 is mainly due to our additional investment in patents and trademarks during the first nine months of 2013 of approximately $237,000 and during the year ended December 31, 2012 of approximately $163,000.

Gain / loss warrant liability – derivative

The loss of $13,727,891 for the third quarter of 2013 represents an increase in the fair value of the warrants during the period and is primarily the result of an increase in the Company’s underlying stock price from $0.71 per share at June 30, 2013, as compared to $1.29 per share at September 30, 2013, an 82% increase.  In addition, in connection with the exercise of 1,101,034 Series B Warrants in July 2013, we issued a like number of Series C Warrants which were accounted for as derivatives and upon issuance, a liability at the estimated fair value was recorded.  At the date of issuance of these warrants, the value was estimated to be $1,622,069 which exceeded the sum of the net proceeds received in the exercise and the reclassification of warrant liability to capital by $343,079, resulting in an immediate charge to other income (expense) for this amount.

The gain of $535,017 for the third quarter of 2012 represents the decrease in the fair value of the warrants during the period and is primarily the result of a decrease in the Company’s underlying stock price from $0.35 per share at June 29, 2012, as compared to $0.28 per share at September 28, 2012.

Future quarters will reflect a gain or loss based on the change in the fair value of the derivatives, which is based on a number of factors including the Company’s stock price.

Interest expense and amortization of debt discount and expense

Interest expense and amortization of debt discount and debt issuance costs increased in the three months ended September 30, 2013 to $557,821 from $351,394 in the three months ended September 30, 2012. This increase of $206,427 or 59% was primarily due to an increase in interest expense of $520,199 offset by a decrease of $313,772 in the amortization of debt discount and debt issuance costs.  In connection with the conversion of the August 9, 2012 Convertible Notes during August 2013, we issued 371,000 warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded.  At the date of issuance the value was estimated to be $731,662 which exceeded the amount realized in the conversion by $509,062 resulting in an immediate charge to expense for this amount.  This charge is a component of interest expense for the third quarter of 2013.  The decrease in the amortization of debt discount and debt issuance costs relates primarily to the Convertible Notes issued on December 14, 2011, which were fully amortized in December 2012.

Net loss

We had a net loss in the three months ended September 30, 2013 of $15,372,517, as compared to net loss of $448,925 in the three months ended September 30, 2012. The increase in the loss of $14,923,592 was predominantly a result of an increase in the warrant liability loss in the amount of $14,262,908.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenue

We realized revenue of $52,500 in the nine months ended September 30, 2013 as compared to revenue of $15,683 in the nine months ended September 30, 2012.  The revenue for the nine months ended September 30, 2013 was derived from the sale of cut tobacco to a customer in the Netherlands, while the 2012 revenue was derived from a modest order for SPECTRUM research cigarettes.

Cost of goods sold

In the nine months ended September 30, 2013, cost of goods sold was $20,550 or 39% of revenue.  In the nine months ended September 30, 2012, cost of goods sold was $60,852 which exceeded revenue by 288% because we provided RTI with certain cigarettes without charge.

Research and development expense

Research and development (“R&D”) expense was $498,746 in the nine months ended September 30, 2013, an increase of $14,430, or 3%, from $484,316 in the nine months ended September 30, 2012. This increase was primarily the result of an increase in research and development contract costs, payroll costs and research and development related travel costs in the amount of $26,203, $13,274, and $4,818, respectively, partially offset by a decrease in equity based employee compensation of $33,512 during the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.

General and administrative expense

General and administrative expense was $3,456,642 in the nine months ended September 30, 2013, an increase of $1,724,480, or 100%, from $1,732,162 in nine months ended September 30, 2012.  The increase was primarily due to increases in outside services, both cash and equity based, of $1,100,986, mainly for investor relations, equity based employee compensation of $221,443 and professional fees of $266,366 for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012.  The increase in the professional fees includes a $232,765 increase in legal fees resulting primarily from services provided by our legal team in conjunction with the BAT Research License and Commercial Option Agreement and the NASCO Membership Interest Purchase Agreement.

Sales and marketing costs

Sales and marketing costs were $4,332 in the nine months ended September 30, 2013, a decrease of $41,713, or 91%, from $46,045 in the nine months ended September 30, 2012. Some minor promotional costs were incurred during the third quarter of 2013, but we do not intend to incur any significant sales and marketing costs until the successful national distribution of our products in the U.S.

Amortization and depreciation expense

Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 18% in the nine months ended September 30, 2013 to $173,118, up from $146,374 in the nine months ended September 30, 2012. This increase of $26,744 is mainly due to our additional investment in patents and trademarks during the first nine months of 2013 of approximately $237,000 and during the year ended December, 31 2012 of approximately $163,000.

Gain / loss warrant liability – derivative

In a private placement in the first quarter of 2013, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded.  At the date of issuance of these warrants, the value exceeded that total consideration received by an aggregate of $3,987,655 resulting in an immediate charge to expense for this amount.  In connection with the exercise of 1,101,034 Series B Warrants in July 2013, we issued a like number of Series C Warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded.  At the date of issuance of these warrants, the value was estimated to be $1,622,069 which exceeded the sum of the net proceeds received in the exercise and the reclassification of warrant liability to capital by $343,079 resulting in an immediate charge to expense for this amount.  These two charges added to the loss on warrant liability of $9,154,830, resulting from an increase in the fair value during the nine months ended September 30, 2013 for all warrants we have issued, resulting in a total loss on warrant liability-derivative for the period of $13,485,564.  The loss on warrant liability of $9,154,830 was primarily the result of an increase in the Company’s underlying stock price from $0.75 per share at December 31, 2012 as compared to $1.29 per share at September 30, 2013, partially offset by the passage of time bringing the outstanding warrants nine months closer to their expiration date.

In connection with the May 2012 private placement, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded.  At the date of issuance of these warrants, the value was estimated to be $1,841,000 which exceeded the total consideration received in the offering by $814,500 resulting in an immediate charge to expense for this amount. This charge offset the gain of $1,981,916 resulting from the decrease in the estimated fair value of these warrants and other previously issued warrants during the nine month period ending September 30, 2012, resulting in a net gain for the period of $1,167,416.

Future periods will reflect a gain or loss based on the change in the fair value of the derivatives, which is based on a number of factors including the Company’s stock price.

Interest expense and amortization of debt discount and expense

Interest expense and amortization of debt discount and debt issuance costs decreased in the nine months ended September 30, 2013 to $745,223 from $1,144,721 in the nine months ended September 30, 2012. This decrease of $399,498 or 35% was primarily the result of a decrease of $965,752 in the amortization of debt discount and debt issuance costs offset by an increase in interest expense in the amount of $566,254.  The decrease in the amortization of debt discount and debt issuance costs relates primarily to the Convertible Notes issued on December 14, 2011, which were fully amortized in December 2012.  In connection with the conversion of the August 9, 2012 convertible notes during August 2013, we issued 371,000 warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded.  At the date of issuance, the value was estimated to be $731,662 which exceeded the amount realized in the conversion by $509,062 resulting in an immediate charge to expense for this amount during the third quarter of 2013.

Net loss

We had a net loss in the nine months ended September 30, 2013 of $18,331,675, as compared to a net loss of $2,431,371 in the nine months ended September 30, 2012.  The increase in the loss of $15,900,304, or 654% was predominantly a result of an increase in the warrant liability loss in the amount of $14,652,980.

Liquidity and Capital Resources

Summary of Balances and Recent Sources and Uses

                As of September 30, 2013, we had positive working capital of approximately $190,000, as compared to negative working capital of approximately $3,320,000 at December 31, 2012. The $3,510,000 improvement in our working capital position was mainly a result of the net proceeds received in the Series A-1 Preferred Stock private placement used to satisfy certain financial obligations, the conversion to common stock of the remaining Convertible Notes from the December 14, 2011 and August 9, 2012 issuances and net proceeds received from the exercise of warrants.

Cash demands on operations

Since January 1, 2011 we operated at a loss and operating activities consumed more than $7,640,000 in cash. Cash on hand at September 30, 2013 was $1,035,767 and at September 30, 2013, the Company had current assets of $2,394,639 and current liabilities of $2,206,627, resulting in positive working capital of $188,012.  The Company has improved its balance sheet and cash position primarily through a series of transactions that realized net proceeds of approximately $4,290,000 during the nine months ended September 30, 2013, consisting of:  (i) $2,035,000 in January 2013, through the sale of Series A-1 Preferred Stock, (ii) $1,150,000 during June and July 2013 from the exercise of Series B Warrants into shares of common stock, (iii) $940,000 in August 2013, from the exercise of Series C Warrants into shares of common stock, and (iv) $165,000 in August 2013, from the exercise of warrants issued in conjunction with the May 15, 2012 Private Placement.  In addition, during January 2013, convertible notes with a carrying value of approximately $1,409,000 were converted into shares of common stock and in August 2013, convertible notes with a carrying value of approximately $223,000 were converted into shares of common stock.

On October 1, 2013, 22nd Century Ltd entered into a worldwide Research License and Commercial Option Agreement (the “Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc.  Simultaneous with the signing of the Agreement, BAT paid the Company $7,000,000.  In addition, the Company may receive payments from BAT of up to an additional $7,000,000 during the research term upon the completion of four developmental milestones, $1.5 million for each of 2 milestones and $2 million for each of two additional milestones.

The Company used approximately $1,380,000 of the proceeds to pay off notes payable, accrued interest on the notes payable, and accrued expenses in October 2013.  A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor.  Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor of approximately $414,000, subject to the mutual consent of 22nd Century Ltd and the third party licensor, as a result of the Agreement with BAT.  In addition, approximately $200,000 and $3,070,000 may be required to close the NASCO Transaction and fund the purchase of cigarette manufacturing equipment, respectively.

Goodrich Tobacco received a purchase order from RTI in September 2013 to supply an additional 5.5 million SPECTRUM research cigarettes to NIDA in the fourth quarter of 2013.  The order is expected to provide the Company with gross proceeds of approximately $448,000, $179,000 of which has been received in October 2013 as a deposit.  The SPECTRUM order is expected to be shipped to the NIDA in December 2013. In addition, Goodrich Tobacco was chosen to be a subcontractor under a government contract between RTI and the Food and Drug Administration (“FDA”) to supply very low nicotine (“VLN”) tobacco to the FDA.  The tobacco is expected to be shipped to the FDA in the fourth quarter of 2013 and result in gross proceeds to the Company in the amount of approximately $225,000.

As a result of the above referenced transactions that occurred in the fourth quarter of 2013, and considering the cash on hand as of September 30, 2013 of approximately $1 million, the Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period in excess of 12 months.

Other than the R&D agreement at the University of Virginia, the Company currently has no other substantial third-party R&D commitments requiring funding. The Company is carrying out field trials on new tobacco plant lines and a minimal amount of other R&D in the fourth quarter of 2013, which is not expected to exceed $100,000.  We expect to carry out exposure studies for our Modified Risk cigarette candidates costing approximately $1 million and additional clinical trials for X-22 if Hercules Pharmaceuticals, our subsidiary, identifies a joint venture partner willing to fund these trials.

Net Cash used in Operating Activities

In the first nine months of 2013, $2,422,702 of cash was used in operating activities compared to $1,303,250 of cash used in operating activities in the first nine months of 2012. This increase in use of cash in operations of $1,119,452 was partially due to the increase in the cash portion of the net loss in the first nine months of 2013, as compared to the first nine months of 2012 of $293,754. The balance of the increase in use of cash in operations was a result of $825,698 more cash used for working capital requirements related to operations.

Net Cash used in Investing Activities

In the first nine months of 2013, we used $70,211 of cash related to third party costs incurred for patents and trademarks, as compared to $0 used in the first nine months of 2012. In addition, costs of $22,453 were incurred for the acquisition of office furniture and fixtures, as compared to $0 for the nine months ended September 30, 2012.

Net Cash from Financing Activities

During the first nine months of 2013, we generated approximately $3,551,000 from our financing activities mainly as a result of net cash proceeds received from the Series A-1 Preferred Stock in the amount of $2,035,000, net cash proceeds received from the exercise of warrants in the amount of $2,255,000 and proceeds received from the issuance of notes payable in the amount of $150,000.  These proceeds raised were partially offset by payments on notes payable, convertible notes payable and net payments to related parties and officers in the amount of $543,735, $339,250 and $7,393, respectively. During the first nine months of 2012, we generated net cash of approximately $1,057,000 primarily as a result of net proceeds received in a May 2012 private placement in the amount of $786,500 and proceeds from the issuance of convertible notes in August 2012 in the amount of $210,000.

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

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate.  We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. We have not recognized any impairment losses during the year ended December 31, 2012 or the nine months ended September 30, 2013.

Amortization Estimates of Intangible Assets

We generally determine amortization based on the estimated useful lives of the assets and record amortization expense on a straight-line method over such lives.  The remaining life of the patent is generally used to determine the estimated useful life of the related patent costs.

Valuation of our Equity Securities

The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase common shares of the Company. The Company uses the Black-Scholes pricing model to determine the fair value of options.  Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. For accounting purposes, the shares will be considered issued and outstanding upon vesting.

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

Preferred Stock

The shares of Series A-1 Preferred Stock were initially convertible into shares of the Company’s common stock at a conversion price of $0.60 per share (the “Conversion Price”), subject to future adjustments. The Series A-1 Preferred Stock paid a 10.0% annual cash dividend, which may be payable in shares of our common stock in certain circumstances, and had a liquidation preference equal to the stated value of the Series A-1 Preferred Stock of $1,000 per share plus any accrued and unpaid dividends thereon. The Series A-1 Preferred Stock had no voting rights. The Conversion Price of the Series A-1 Preferred Stock was subject to adjustment.

The preferred stockholders did not have mandatory redemption rights, nor did the Company have an unconditional obligation to issue a variable number of shares. Further, there is a limit on the number of shares that were issuable upon conversion. Accordingly, the Series A-1 Preferred Stock was classified as permanent equity.  Based on the fact that the host instrument is more akin to equity, it was further determined that bifurcation of the embedded conversion feature was not required.

As of June 7, 2013, all 2,500 outstanding shares of Series A-1 Preferred Stock were converted into an aggregate of 4,166,666 shares of common stock of the Company at $0.60 per share and no shares of preferred stock remain outstanding.

Income taxes

The Company is required to recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  The Company expects taxable income for the year ended December 31, 2013, however, in light of the Company’s history of cumulative losses, management has determined that is it more likely than not that its net deferred tax asset will not be realized.  Accordingly, the Company established a valuation allowance to fully offset its net deferred tax asset as of September 30, 2013 and December 31, 2012.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations. The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement. A 10% increase or decrease in the volatility factor or underlying stock price used as of September 30, 2013 would have the impact of increasing or decreasing the liability by approximately $2.6 million and $2.3 million, respectively.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

From June 10, 2013 through July 23, 2013, all of the outstanding Series B Warrants were converted into an aggregate of 2,083,334 shares of the Company’s common stock and resulted in gross proceeds to the Company of $1.25 million.  Following the conversion of the Series B Warrants into common stock, no Series B Warrants remain outstanding.

On August 1, 2013, the Company entered into a Warrant Exercise Agreement with the holders of its Series A Warrants and Series C Warrants for such holders to exercise a portion of such Series C Warrants to acquire an aggregate of 1,666,666 shares of the Company’s common stock resulting in gross proceeds to the Company of $1,000,000.  The Series C Warrant holders exercised the cash option on August 5, 2013.

On August 5, 2013, September 20, 2013 and October 3, 2013, the Series A and Series C Warrant holders exercised on a cashless basis an aggregate 1,168,764 Series A and Series C Warrants with an exercise price of $0.60 per share resulting in the issuance of 689,055 shares of the Company’s common stock.  Following the exercise of the Series A and Series C Warrants into common stock, 3,414,570 Series A Warrants and zero Series C Warrants remain outstanding.

During August 2013, convertible notes issued on August 9, 2012, with a carrying value of $222,600 were converted into 371,000 shares of common stock and five-year warrants to purchase 371,000 additional shares of common stock at $1.00 per share.

On August 6, 2013 and August 12, 2013, warrant holders exercised on a cashless basis 1,160,080 and 63,000 warrants with exercise prices of $1.30 and $0.60 per share resulting in the issuance of 244,921 and 40,021 shares of the Company’s common stock, respectively.

On August 28, 2013, a warrant holder exercised 275,000 warrants with exercise prices of $0.60 per share resulting in the issuance of 275,000 shares of the Company’s common stock and gross proceeds to the Company in the amount of $165,000.

This sale of the shares described herein were offered and sold in reliance on the exemption from registration afforded by Section 4(2) under the Securities Act of 1933, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 12, 2013	/s/ Joseph Pandolfino
Joseph Pandolfino
Chief Executive Officer

Date: November 12, 2013	/s/John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

