Form 10-Q
period 2014-03-31
22nd Century Group, Inc.
filed 2014-05-02
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 1, 2014, there were 58,664,624 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2014 with Comparative Figures at December 31, 2013

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$5,373,407	$5,830,599
Due from related party	42,069	42,069
Due from officers	-	7,471
Inventory	1,651,753	1,406,280
Machinery and equipment held for resale	-	457,696
Prepaid expenses and other assets	241,350	-
Total current assets	7,308,579	7,744,115

Machinery and equipment, net	2,934,117	2,997,760

Other assets:
Patent and trademark costs, net	1,594,909	1,544,869
Advance	92,894	-
Total other assets	1,687,803	1,544,869

Total assets	$11,930,499	$12,286,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$174,925	$174,925
Accounts payable	272,822	54,665
Accrued expenses	700,068	575,730
Deferred revenue	-	179,014
Total current liabilities	1,147,815	984,334

Warrant liability	623,425	3,779,522
Total liabilities	1,771,240	4,763,856

Commitments and contingencies (Note 10)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
58,264,624 common shares (56,902,770 at December 31, 2013)	583	569
Capital in excess of par value	55,403,540	47,452,055
Accumulated deficit	(45,244,864)	(39,929,736)
Total shareholders' equity	10,159,259	7,522,888

Total liabilities and shareholders' equity	$11,930,499	$12,286,744

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2014 and 2013

(unaudited)

	March 31, 2014	March 31, 2013

Revenue:
Sale of products	$447,535	$-

Cost of goods sold:
Products	177,696	-

Gross profit	269,839	-

Operating expenses:
Research and development (including stock based compensation of $60,267 and $111,563, respectively)	222,380	190,748
General and administrative (including stock based compensation of $296,417 and $852,115, respectively)	1,005,187	1,148,132
Manufacturing facility startup costs	158,185	-
Amortization and depreciation	71,269	52,624
	1,457,021	1,391,504

Operating loss	(1,187,182)	(1,391,504)

Other income (expense):
Warrant liability loss - net	(4,067,270)	(1,016,175)
Warrant amendment inducement expense	(144,548)	-
Gain on the sale of machinery and equipment	85,621	-
Interest expense and amortization of debt discount and expense:
Related parties	-	(6,547)
Other	(1,749)	(98,978)
	(4,127,946)	(1,121,700)

Net loss	$(5,315,128)	$(2,513,204)

Loss per common share - basic and diluted	$(0.09)	$(0.07)

Common shares used in basic earnings per share calculation	57,647,149	36,305,669

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2014

(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Shares	Capital	Deficit	Equity
Balance at December 31, 2013	56,902,770	$569	$47,452,055	$(39,929,736)	$7,522,888

Stock based compensation	950,000	10	356,674	-	356,684

Exercise of warrants	361,854	4	167,196	-	167,200

Exercise of options	50,000	-	34,500	-	34,500

Other capital contribution	-	-	25,200	-	25,200

Warrant amendments	-	-	7,367,915	-	7,367,915

Net loss	-	-	-	(5,315,128)	(5,315,128)

Balance at March 31, 2014	58,264,624	$583	$55,403,540	$(45,244,864)	$10,159,259

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2014 and 2013

(unaudited)

	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(5,315,128)	$(2,513,204)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	71,269	52,624
Amortization of debt issuance costs	-	4,232
Amortization of debt discount	-	54,727
Gain on the sale of machinery and equipment	(85,621)	-
Interest due to debt conversion	-	17,386
Warrant liability loss	4,067,270	1,016,175
Warrant amendment inducement expense	144,548	-
Equity based employee compensation expense	356,684	873,627
Equity based payments for outside services	-	90,051
Decrease in assets:
Inventory	(207,617)	(487)
Prepaid expenses and other assets	(241,350)	(39,224)
Increase (decrease) in liabilities:
Accounts payable	117,975	(460,286)
Accrued interest payable to related parties	-	563
Accrued expenses	149,538	(233,306)
Deferred revenue	(179,014)	-
Net cash used in operating activities	(1,121,446)	(1,137,122)
Cash flows from investing activities:
Acquisition of patents and trademarks	(37,334)	(14,620)
Acquisition machinery and equipment	(46,173)	(13,985)
Proceeds from the sale of machinery and equipment	631,484	-
Advance	(92,894)	-
Net cash provided by (used in) investing activities	455,083	(28,605)
Cash flows from financing activities:
Net proceeds from exercise of warrants	167,200	-
Net proceeds from exercise of options	34,500	-
Proceeds from issuance of notes	-	150,000
Payments on borrowings - notes payable	-	(395,286)
Payments on borrowings - convertible notes	-	(339,250)
Net proceeds from January 2013 preferred stock private placement	-	2,034,664
Net payments to related party	-	(1,500)
Net advances (to) from officers	7,471	(4,205)
Net cash provided by financing activities	209,171	1,444,423
Net (decrease) increase in cash	(457,192)	278,696
Cash - beginning of period	5,830,599	188
Cash - end of period	$5,373,407	$278,884

Cash paid during the period for interest	$1,749	$30,550
Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Three Months Ended March 31, 2014 and 2013
(unaudited)

	March 31, 2014	March 31, 2013

Reclassification of derivative liability to equity due to warrant amendments	$7,367,915	$-

Patent and trademark additions included in accounts payable	$83,119	$22,633

Machinery and equipment included in accounts payable	$17,063	$8,707

Reclassification of machinery and equipment purchases to inventory	$37,856	$-

Other capital contribution	$25,200	$-

Accounts payable converted to promissory notes	$-	$769,377

Accrued interest converted to promissory notes	$-	$26,422

Notes payable and accrued interest converted to common shares	$-	$1,427,705

Preferred stock dividend payable	$-	$52,083

Common stock issued for fees relating to January 2013 preferred stock private placement	$-	$416,666

Refinance of convertible note to note payable	$-	$57,500

Issuance of warrants as derivative liability instruments and reduction of capital	$-	$2,034,664

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2014

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8.03 of Regulation S-X for smaller reporting companies. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included.

Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements and the notes thereto.

Nature of Business - 22nd Century Limited, LLC (“22nd Century Ltd”), 22nd Century Group’s wholly-owned subsidiary, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 116 issued patents in 78 countries plus an additional 36 pending patent applications. Goodrich Tobacco Company, LLC and Hercules Pharmaceuticals, LLC are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) premium cigarettes and modified risk tobacco products and (ii) smoking cessation product, respectively. A newly formed wholly-owned subsidiary of 22nd Century Group, Botanical Genetics, LLC (“Botanical Genetics”), was incorporated to facilitate an equity investment more fully described in the Subsequent Events Note No. 13.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, its wholly-owned subsidiaries, Botanical Genetics and 22nd Century Ltd, and 22nd Century Ltd’s wholly owned subsidiaries, Goodrich Tobacco and Hercules Pharmaceuticals. All intercompany accounts and transactions have been eliminated.

Reclassifications - Certain items in the 2013 financial statements have been reclassified to conform to the 2014 classification.

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock. On January 11, 2013, the Company designated the rights of and issued 2,500 shares of Series A-1 Preferred Stock. As of June 7, 2013, all 2,500 outstanding shares of Series A-1 Preferred Stock were converted into an aggregate of 4,166,666 shares of common stock of the Company and no shares of preferred stock remain outstanding.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete conditions and are written off or reserved as appropriate. As of March 31, 2014 and December 31, 2013, the Company’s inventory consisted primarily of raw materials and cigarette component parts, mainly tobacco.

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 5 to 10 years.  Depreciation commences when the asset is placed in service.  Cigarette manufacturing equipment purchased in December 2013 and in the first quarter of 2014 in the amount of $2,909,517 was not placed in service as of March 31, 2014 and accordingly, no depreciation was taken.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expires in 2019 and 2028 (the assets’ estimated lives). Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. Total patent and trademark costs capitalized at March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013

Patent and trademark costs	$2,679,865	$2,559,412
Less: accumulated amortization	1,084,956	1,014,543

Patent and trademark costs, net	$1,594,909	$1,544,869

During the year ended December 31, 2013, the Company changed the estimated useful life of one of the patent families. The change did not have a material impact on the financial statements.

The estimated annual average amortization expense for the next five years is approximately $186,000.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three months ended March 31, 2014 or 2013.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of March 31, 2014 and December 31, 2013.

The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2012 are currently open to audit under the statutes of limitations.  There are no pending audits as of March 31, 2014.

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

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. A down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. The Company delivered approximately 12 million SPECTRUM research cigarettes during the years ended December 31, 2012 and 2011 and recognized the related revenue of approximately $807,000. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

The Company licenses its patented technology to third parties.  Revenue is recognized from licensing arrangements as contractually defined in licensing agreements. The Company accounts for milestone elements contained in licensing agreements in accordance with ASC 605. On October 1, 2013, 22nd Century Ltd entered into a worldwide Research License and Commercial Option Agreement (the “Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc, that grants BAT access to 22nd Century Ltd’s patented technology which alters levels of nicotinic alkaloids in tobacco plants.  Simultaneous with the signing of the Agreement, BAT paid the Company a non-refundable $7,000,000.  The Company will be entitled to receive additional payments from BAT of up to an additional $7,000,000 during the term of the Research License in the event certain milestones are met with respect to the ongoing research and development of the Company’s licensed technology to BAT. No amount related to the additional research milestones were recognized during the first quarter of 2014.  During the term of the Research License, BAT will have the option to enter into a Commercial License agreement which will provide for future royalty payments. A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor. Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor. 22nd Century Ltd estimates the payment to be approximately $414,000, subject to the mutual agreement of 22nd Century Ltd and the third party licensor.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Financial instruments include cash, receivables, accounts payable, accrued expenses, demand bank loan and warrant liability.  Other than warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date.  The determination of the fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 9.

NOTE 2. - NYSE MKT EXCHANGE

On March 11, 2014, the Company’s common stock began trading on the NYSE MKT exchange under the ticker symbol XXII. The Company’s common stock had been previously quoted on the OTC Bulletin Board under the same ticker symbol.

NOTE 3. - FINANCIAL CONDITION

At March 31, 2014, the Company had current assets of $7,308,579 and current liabilities of $1,147,815 resulting in positive working capital of $6,160,764.  Cash on hand at March 31, 2014 was $5,373,407.  The Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period in excess of 12 months.

NOTE 4. - JANUARY 2013 PREFERRED STOCK PRIVATE PLACEMENT

On January 11, 2013, the Company sold 2,500 shares of newly created Series A-1 10% Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and warrants for $2.5 million. Net proceeds from this issuance were $2.035 million. During 2013, all Series A-1 Preferred Stock was converted into shares of the Company’s common stock and all warrants to purchase shares of the Company’s common stock were exercised. Net proceeds from the exercise of warrants to purchase shares of the Company’s common stock were $2.090 million.

NOTE 5. – MANUFACTURING FACILITY

During the first quarter of 2014, the Company incurred various expenses relating to preparing the warehouse and cigarette manufacturing facility located in North Carolina for production. Expenses incurred during the quarter amounted to $158,185 and consist primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and are reported as manufacturing facility startup costs on the Company’s Consolidated Statements of Operations.

NOTE 6. - MACHINERY AND EQUIPMENT

Machinery and equipment at March 31, 2014 and December 31, 2013 consists of the following:

	March 31,	December 31,
	2014	2013
Cigarette manufacturing equipment	$2,909,517	$3,220,000
Office furniture, fixtures and equipment	17,059	17,059
Leasehold improvements	14,500	14,500
Deposit for purchase of machine parts and other assets	-	210,000
	2,941,076	3,461,559
Less: cigarette manufacturing equipment held for resale	-	457,696
	2,941,076	3,003,863
Less: accumulated depreciation	6,959	6,103
Machinery and equipment, net	$2,934,117	$2,997,760

On December 11, 2013, the Company closed on a $3,220,000 purchase of certain cigarette manufacturing equipment from the bankruptcy estate of a company located in North Carolina that was liquidating under Chapter 7 of the U.S. Bankruptcy Code. Additionally, in December 2013, the Company made a $210,000 deposit to the bankruptcy trustee of a related company that was also liquidating under Chapter 7 of the U.S. Bankruptcy Code to purchase various cigarette manufacturing equipment parts, office furniture and fixtures, vehicles and computer software and equipment. On January 13, 2014, the second transaction closed and the Company successfully purchased the subject assets for the amount of the $210,000 deposit. A portion of the equipment from these two transactions was not required for the Company’s manufacturing operations and was subsequently sold at auction during the first quarter of 2014. The Company allocated $457,696 and $88,167 of the purchase price to these assets from the two transactions, respectively. The Company realized net proceeds from the auction sale of $631,484, resulting in a gain on the sale of assets of $85,621. The remaining cigarette manufacturing equipment was not placed in service as of March 31, 2014, and accordingly, no depreciation was recorded.

NOTE 7. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by an officer of the Company. This loan had a balance of $174,925 at March 31, 2014 and December 31, 2013. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at March 31, 2014 and December 31, 2013. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all the Company’s assets.

NOTE 8. - DUE FROM OR TO RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the CEO. AC shares office space and employee services with the Company. During the three months ended March 31, 2014 and the year ended December 31, 2013, transactions with AC consisted mainly of advances and repayments. The net amount due from AC amounted to $42,069 as of March 31, 2014 and December 31, 2013. No interest has been accrued or paid on amount due from or to AC and there are no repayment terms.

NOTE 9. - WARRANT EXCHANGE PROGRAM AND WARRANTS FOR COMMON STOCK

During the fourth quarter of 2013, the Company initiated a warrant exchange program (the “Warrant Exchange Program”) with existing warrant holders. As a result of the Warrant Exchange Program, the Company had 10,653,469 outstanding warrants remaining at December 31, 2013, a reduction from 19,616,308, as of September 30, 2013. Of the remaining outstanding warrants at December 31, 2013, 3,921,381 warrants contained anti-dilution features that provide for adjustments to the exercise price and number of warrants outstanding if the Company issues common shares of stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. These provisions require that these warrants be classified as derivatives for accounting purposes, which means they are reported as a liability and adjusted to fair value at each balance sheet date.

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrant on a cash basis, (ii) exercise their warrant on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrant in exchange for a reduction in the exercise price contained in their respective warrants. The warrants holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, there are 10,158,309 warrants outstanding at March 31, 2014 that do not contain the anti-dilution features. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the completion of the Warrant Amendments. The Company estimated the total cost of inducement to be $144,548. This expense has been recorded as an “Other Expense” on the Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital. Outstanding warrants at March 31, 2014 consist of the following:

	Number of	Exercise
Warrant Description	Warrants	Price	Expiration

January 2011 PPO $3.00 warrants	2,817,952	$2.2029	January 25, 2016
January 2011 PPO $3.00 warrants	653,869	$2.0000	January 25, 2016
January 2011 PPO $3.00 warrants	3,062,665	$1.9600	January 25, 2016
January 2011 PPO $1.50 warrants	309,340	$1.2672	January 25, 2016
January 2011 PPO $1.50 warrants (1)	37,177	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	62,329	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	10,831	$1.1718	January 25, 2016
December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	755,534	$0.6000	May 15, 2017
November 2012 PPO warrants	1,418,600	$0.6000	November 9, 2017
August 2012 convertible NP warrants(1)	92,244	$0.9560	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018

Total warrants outstanding (2)	10,287,730

(1)	Includes anti-dilution features.
(2)	Includes 3,752,962 warrants (36.5%) held by officers and directors that have had the anti-dilution feature removed.

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

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining
December 14, 2011 Notes -– Q1 2013	1,445,091
Fair value of warrant liability upon issuance – Q1 2013	6,022,319
Fair value of warrant liability upon issuance – Q2 2013	711, 675
Fair value of warrant liability upon issuance – Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes -– Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants – Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants – Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants – Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants – Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program – Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange
Program – Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments – Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments – Q1 2014	144,548
Loss as a result of change in fair value	4,067,270
Fair value at March 31, 2014	$623,425

The aggregate net loss as a result of the Company’s warrant liability for the three months ended March 31, 2014 amounted to $4,067,270 which is included in other income (expenses) as part of “warrant liability loss - net” in the accompanying Consolidated Statements of Operations. In a private placement in the first quarter of 2013, the Company issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants the value exceeded the total consideration received by an aggregate of $3,987,655 resulting in an immediate charge to expense for this amount. This charge was offset by an aggregate net gain on warrant liability of $2,971,480 resulting from the decrease in the estimated fair value during the first quarter of 2013 for all warrants the Company has issued, leaving a net warrant liability loss of $1,016,175 for the quarter ended March 31, 2013.

ASC 820 - “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
•	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
•	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset’s or a financial liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants exercised during Q1 2014	(383,734)
Additional warrants due to anti-dilution provisions	17,995
Warrants outstanding at March 31, 2014	10,287,730

Composition of outstanding warrants:
Warrants containing anti-dilution feature	129,421
Warrants with anti-dilution feature removed	10,158,309
10,287,730

NOTE 10. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for 2014 and 2015 is $75,000, and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three months ended March 31, 2014, the costs incurred related to patent costs and patent maintenance amounted to $22,180 ($14,677 during the three months ended March 31, 2013).

In addition, on February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with North Carolina State University (“NCSU”).  Under the terms of the Agreement, the Company is required to pay NCSU $162,408 over the two-year term of the Agreement, which grants certain licensing rights to the Company.  A payment of $81,204 was made in February 2014 and a final payment of $81,204 is due and payable on February 1, 2015.

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents.

All payments made under the license agreements are initially recorded as a prepaid expense on the Company’s Consolidated Balance Sheets and subsequently written off on a straight-line basis over the applicable period and included in research and development costs on the Company’s Consolidated Statements of Operations.

Membership Interest Purchase Agreement - On September 17, 2013, the Company entered into a Membership Interest Purchase Agreement to purchase all of the issued and outstanding membership interests of NASCO Products, LLC, (“NASCO”), a North Carolina limited liability company (the “Transaction”). NASCO is a federally licensed tobacco product manufacturer and a participating member of the Tobacco Master Settlement Agreement known as the MSA, an agreement among 46 U.S. states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”).

The initial purchase price for the Transaction is One Million Dollars ($1,000,000) (the “Purchase Price”), subject to potential closing date adjustments for any unpaid liabilities of NASCO. The Purchase Price will be paid as follows: (i) a cash payment of Two Hundred Thousand ($200,000) and (ii) the issuance of Eight Hundred Thousand Dollars ($800,000) in value of unregistered shares of common stock of the Company based on the average of the five (5) day closing price of the Company’s common shares on the NYSE MKT for the five (5) trading days immediately preceding the closing date. In no event shall the number of common shares issued by the Company be less than 640,000 or greater than 1,066,667.

The Membership Purchase Agreement contains customary representatives, warranties, covenants and indemnities. Consummation of the NASCO Transaction is subject to various conditions, including required consents from NAAG and certain attorneys general of the settling states of the MSA, and other customary closing conditions. The NASCO Transaction will close upon the settling states of the MSA consenting to the transaction and a modified Adherence Agreement for NASCO. Upon the closing of the NASCO Acquisition, NASCO will become a wholly-owned subsidiary of 22nd Century Group and the national distribution of 22nd Century’s super-premium cigarettes will commence.  The Membership Purchase Agreement contains termination rights, including a right for the Company to terminate the Purchase Agreement, solely up to the Company’s discretion, if the closing shall not have occurred on or before January 31, 2014.  The Company did not exercise their termination rights. The Purchase Agreement also contemplates that the Company will enter into a management agreement and sales representation agreement at closing with an affiliate of NASCO.

Lease Agreements - On October 9, 2013, the Company executed a guaranty that guarantees performance by NASCO of its obligations to a landlord under a certain triple net lease of the same date between NASCO and a landlord for a manufacturing facility and warehouse located in North Carolina.  Upon the Transaction closing, the lease will be a direct obligation of the Company.  The lease commenced on January 14, 2014, and has an initial term of twelve (12) months (the “Initial Term”).  The lease contains four (4) additional extensions; one for an additional one (1) year and three for an additional two (2) years in duration, exercisable at the option of NASCO.  The lease also contains an early termination clause that provides NASCO with the right to terminate the lease at any time during the first nine (9) month of the Initial Term by giving ninety (90) days prior written notice to the landlord.  The lease calls for minimum lease payments of $96,000, $123,000, $298,275, $338,250 and $338,250 during the Initial Term, the one (1) year optional extension, and each of the three (3), two (2) year optional extensions, respectively. These commitments are not included in the schedule below.

The Company entered into a three year lease for office space in Clarence, New York, which commenced September 1, 2011.  On January 25, 2013, the Company entered into a two and one-half year lease for manufacturing space in Depew, New York, which commenced February 1, 2013.  Scheduled rent commitments remaining as of March 31, 2014 are approximately as follows:

2014	$30,000
2015	$10,000

NOTE 11. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month period ended March 31, 2014 and 2013:

	March 31,	March 31,
	2014	2013

Net loss attributed to common shareholders	$(5,315,128)	$(2,513,204)

Denominator for basic earnings per share-weighted average shares outstanding	57,647,149	36,305,669

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	57,647,149	36,305,669

Loss per common share – basic and diluted	$(0.09)	$(0.07)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	March 31,	March 31,
	2014	2013
Warrants	10,287,730	24,414,416
Preferred stock	-	4,166,666
Convertible debt	-	742,000
Restricted stock	400,000	650,000
Options	610,000	680,000
	11,297,730	30,653,082

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

During the three months ended March 31, 2014, the Company issued restricted stock awards from the EIP for 850,000 restricted shares to employees and directors that will vest on January 27, 2015. All awards were valued at the closing price on the measurement date of the award. Subsequent to this issuance of restricted stock, there are no shares remaining to be issued from the EIP.

For three months ended March 31, 2014, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP of $356,684 ($873,627 for the three months ended March 31, 2013). The Company also recorded equity based compensation for three months ended March 31, 2013 as payment to third parties for services rendered in the amount of $90,051. The Company had no equity based compensation for third party services during the three months ended March 31, 2014.

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “Plan”). The Plan allows for the granting of equity and cash incentive awards to eligible individuals over the life of the Plan, including the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to awards under the Plan.  The Plan has a term of ten years and is administered by the Compensation Committee of our Board of Directors to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the Plan. On April 18, 2014, the Company filed a Form S-8 registration statement with the U.S. Securities and Exchange Commission (“SEC”) to register the 5,000,000 shares of common stock of 22nd Century Group that may be issued under the Plan.

As of March 31, 2014, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $1,665,000 which is expected to be recognized approximately as follows: $1,474,000 and $191,000 during 2014 and 2015, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2014 and 2013:

	2014	2013
Risk-free interest rate	n/a	1.89%
Expected dividend yield	n/a	0%
Expected stock price volatility	n/a	90%
Expected life of options	n/a	10 years

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

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	-	-
Exercised in 2014	(50,000)	$0.69
Outstanding at March 31, 2014	610,000	$0.74	8.4 years	$1,528,100

Exercisable at March 31, 2014	610,000	$0.74	8.4 years	$1,528,100

There were no options granted during the three months ended March 31, 2014. The weighted average grant date fair value of options issued during the three months ended March 31, 2013 was $0.68. The total fair value of option that vested during the three months ended March 31, 2013 amounted to $145,239. During the three months ended March 31, 2014, 50,000 options were exercised for cash proceeds of $34,500. No options were exercised during the three months ended March 31, 2013.

NOTE 13. - SUBSEQUENT EVENTS

On April 11, 2014, the Company, through a newly formed wholly-owned subsidiary, Botanical Genetics, LLC, entered into an agreement (the “Agreement”) with a certain plant biotechnology company (the “Investee”). The Agreement calls for the Company to make an initial investment of $250,000 in return for (i) a ten percent (10%) equity interest in the Investee, and (ii) certain rights granted to the Company for various patent families (the “Intellectual Property”). The $250,000 investment was made on April 14, 2014. Upon certain milestones to be achieved by the Investee, which are expected prior to August 1, 2014, the Company will make an additional investment in the Investee in the amount of $450,000 in return for (i) an additional fifteen percent (15%) equity interest in the Investee, and (ii) a worldwide license agreement to the Intellectual Property, including an exclusive license agreement within the U.S. In addition, upon the achievement of the milestones, the Company will grant 150,000 unregistered shares of the Company’s common stock to the Investee. On the one year anniversary of the milestone achievement, the Company will grant unregistered shares of the Company’s common stock with an aggregate market value of $325,000 at the time of the grant. In January 2014, the Company made a non-interest bearing advance to the Investee in the amount of $92,894 that is presented in the other assets section of the Company’s Consolidated Balance Sheets at March 31, 2014.

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “Plan”). The Plan allows for the granting of equity and cash incentive awards to eligible individuals over the life of the Plan, including the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to awards under the Plan.  The Plan has a term of ten years and is administered by the Compensation Committee of our Board of Directors to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the Plan. On April 18, 2014, the Company filed a Form S-8 registration statement with the U.S. Securities and Exchange Commission (“SEC”) to register the 5,000,000 shares of common stock of 22nd Century Group that may be issued under the Plan.

On April 18, 2014, the Company filed a Form S-3 universal shelf registration statement with the SEC. Upon SEC approval, the universal shelf registration statement will allow, but not compel, the Company to raise up to $45 million of capital over a three-year period through a wide array of securities at amounts and at increments to be determined by the Company. Further, raising capital will be greatly simplified and expedited since potential future equity or debt securities will be pre-registered with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to continue to monetize the licensing of our technology and products; our ability to raise capital; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA clearance for our Modified Risk Cigarettes; our ability to obtain FDA approval for our X-22 smoking cessation product; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses.  For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

22nd Century Limited, LLC (“22nd Century Ltd”), our wholly-owned subsidiary, is a plant biotechnology company focused on tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. The Company owns or exclusively controls 116 issued patents and an additional 36 patent applications.  Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) are subsidiaries of 22nd Century Ltd. Goodrich Tobacco is focused on commercial tobacco products and potential modified risk cigarettes. Hercules Pharmaceuticals is focused on X-22, a prescription smoking cessation aid currently in development. A newly formed wholly-owned subsidiary of 22nd Century Group, Botanical Genetics, LLC (“Botanical Genetics”), was formed to accommodate an equity investment made subsequent to March 31, 2014.

The Company is primarily involved in the following activities:

•	The international licensing of our technology, proprietary tobaccos, and trademarks;
•	The manufacture, marketing and international distribution of RED SUN, MOONLIGHT and MAGIC proprietary cigarettes;
•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”), a department of the National Institutes of Health (“NIH”);
•	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;
•	The development of X-22, a prescription-based smoking cessation aid consisting of very low nicotine cigarettes; and
•	The pursuit of necessary regulatory clearances and approvals from the FDA to market in the U.S. BRAND A and BRAND B as modified risk cigarettes and X-22 as a prescription smoking cessation aid.

The Company is in the process of transitioning from researching and developing our proprietary technology and tobaccos to commercializing our own technology and products.  Our prospects depend on our ability to generate and sustain revenues from (i) the international licensing of our proprietary tobacco, technology and products; (ii) the domestic and international sales of our brands, including RED SUN, MOONLIGHT and MAGIC; and (iii) the further development of our potential modified risk tobacco products and our X-22 smoking cessation aid.  Our ability to generate significant revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk, and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

Our long-term focus is licensing, manufacturing, and worldwide sales and distribution of our products to reduce the harm caused by smoking. Annual worldwide tobacco product sales, are approximately $700 billion and 90 percent are cigarette sales according to Euromonitor International. Worldwide smoking prevalence has decreased in recent years, but the number of cigarette smokers worldwide has increased to approximately 1 billion due to population growth, according to a 2013 research report from the Institute for Health Metrics and Evaluation (IHME) at the University of Washington.

The tobacco industry is at the beginning of a paradigm shift towards the development and commercialization of reduced-risk tobacco products which represent a significant step toward achieving the public health objective of harm reduction. The Company’s 15 years of research and development on the tobacco plant, mainly on the nicotine biosynthetic pathway, uniquely positions us to become a major benefactor of this paradigm shift developing in the tobacco industry. Our proprietary technology has created, and will continue to develop, a pipeline of products.

Licensing our technology and tobacco

We have been in negotiations with various parties in the tobacco and pharmaceutical industries for licensing our technology and products since early 2012. On October 1, 2013, 22nd Century Ltd entered into a Research License and Commercial Option Agreement (the “BAT Research Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc.

Under the terms of the BAT Research Agreement, BAT receives an exclusive worldwide license to certain patent rights (subject to worldwide rights retained by 22nd Century Ltd for use in its own products and brands) and licensed intellectual property rights (as such terms are defined in the BAT Research Agreement) of 22nd Century Ltd within the field of use as defined in the BAT Research Agreement) for a period of up to four (4) years (the “Research Term”). During the Research Term, BAT also has an option, which can be exercised by BAT at any time during the Research Term, to obtain an exclusive worldwide license (subject to worldwide rights retained by 22nd Century Ltd for use in its own products and brands) to commercialize certain products derived from utilizing the patent rights and licensed intellectual property rights under the terms of a commercial license agreement (the “Commercial License”). BAT and the Company also agreed to collaborate with each other as each party engages in its own independent research during the term of the Research Agreement.

Simultaneous with the signing of the BAT Research Agreement, BAT paid 22nd Century Ltd a non-refundable payment of $7.0 million. Further, 22nd Century Ltd may receive payments from BAT of up to an additional $7.0 million during the Research Term in the event certain milestones are met by BAT with respect to research and development of the licensed intellectual property rights licensed by 22nd Century Ltd to BAT. There are four separate milestones, two of which BAT would pay 22nd Century Ltd $2.0 million for each milestone achieved, and two of which BAT would pay 22nd Century Ltd $1.5 million for each milestone achieved. BAT may terminate the BAT Research Agreement at any time, subject to the requirements for certain payments to 22nd Century Ltd by BAT upon termination as set forth therein. 22nd Century Ltd may also terminate the BAT Research Agreement in the event of certain uncured breaches of the BAT Research Agreement as set forth therein.

BAT also granted to 22nd Century Ltd a worldwide license to any and all registered research results (as such term is defined in the BAT Research Agreement) developed and owned by BAT which results or arises from any research and development or other activities of BAT under the BAT Research Agreement, with the terms of such license from BAT to 22nd Century Ltd (i) to be on commercially reasonable terms to be negotiated in good faith between the parties, but in any event on terms which are no more onerous than the terms of the Commercial License, if any, and (ii) to be dependent on what, if any, research results the Company elects to license.

If BAT exercises the option for a worldwide Commercial License, BAT is required to pay 22nd Century Ltd $3.0 million in aggregate annual license fees over a 2-year ramp-up period, and thereafter, a royalty of (i) $100 per metric ton of licensed tobacco that is supplied to, or grown and ready for shipment to, BAT and is affiliates (other than Reynolds American, Inc. and Reynolds’ affiliates) and all other third parties; and (ii) $200 per metric ton of licensed tobacco supplied to, or grown and processed by, BAT’s affiliate Reynolds American, Inc. In 2012, global production of tobacco leaf was approximately 5,700,000 metric tons, of which BAT utilized approximately 10% for BAT’s and its affiliates’ brands. British American Tobacco sells product in approximately 180 countries.

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

Beginning three years from the start of the Commercial License, both 22nd Century Ltd and BAT may license/sublicense rights to any unaffiliated third party for use of the technology outside the United States and 22nd Century Ltd and BAT will equally share all profit from all such licensees/sublicenses. Inside the United States, BAT may only sublicense BAT’s commercial rights to Reynolds American Inc. 22nd Century Ltd may sublicense any party in the United States.

RED SUN and MAGIC Cigarettes

Goodrich Tobacco has thus far had its cigarette brands contract manufactured by non-participating manufacturers to the Tobacco Master Settlement Agreement or “MSA,” a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). Our subsidiary, Goodrich Tobacco, introduced in a limited capacity two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. There have been de minimis sales of these brands since we intentionally have not expanded marketing and distribution of these brands to facilitate Goodrich Tobacco becoming a participating manufacturer of the MSA. The more RED SUN and MAGIC sold while these brands are produced by a non-participating manufacturer, the greater the settlement costs Goodrich Tobacco likely has to pay to become a participating manufacturer of the MSA.

Manufacturing

In December 2013, Goodrich Tobacco purchased certain (i) cigarette manufacturing equipment, and (ii) equipment parts, factory items, office furniture and fixtures, vehicles and computers from the bankruptcy estate of PTM Technologies, Inc. (“PTM”) for $3.22 million. In January 2014, Goodrich Tobacco purchased additional miscellaneous equipment, factory items, office furniture and fixtures, vehicles and computers from the bankruptcy estate of Renegade Tobacco Co. (“Renegade”) for $210,000. PTM and Renegade are related companies located in North Carolina undergoing Chapter 7 liquidation proceedings in the United States Bankruptcy Court for the Middle District of North Carolina. Goodrich Tobacco subsequently received $631,484 in net proceeds from auctioning off certain cigarette manufacturing equipment and other items not required for operations at the Company’s factory in Mocksville, North Carolina.

MSA Membership

The Company is following two parallel tracks for becoming a member of the MSA. First, on January 23, 2013, Goodrich Tobacco applied to the Alcohol and Tobacco Tax Trade Bureau (“TTB”) for a federal permit to manufacture its own tobacco products. Being a federally licensed tobacco product manufacturer is a primary requirement of becoming a participating manufacturer of the MSA. On February 26, 2013, Goodrich Tobacco applied to the NAAG to become a participating manufacturer to the MSA. Goodrich Tobacco was granted a federal permit to produce tobacco products by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Department of the Treasury (“TTB Permit”) on March 6, 2014.

Second, in September 2013, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase all of the issued and outstanding membership interests of NASCO Products, LLC, (“NASCO”) a federally licensed tobacco product manufacturer and participating member of the MSA (the “NASCO Acquisition”). The initial purchase price for the transaction is $1,000,000 (the “Purchase Price”), subject to potential closing date adjustments for any unpaid liabilities of NASCO. The Purchase Price will be paid as follows: (i) a cash payment of $200,000 and (ii) the issuance of $800,000 in value of unregistered shares of common stock of the Company. The Purchase Agreement is subject to various conditions, including required consents and authorizations from NAAG and certain attorneys general.

The Company continues to cooperate fully with the NAAG. The NASCO Acquisition will close upon the settling states of the MSA consenting to the transaction and a modified Adherence Agreement for NASCO. The Company believes that NASCO’s modified Adherence Agreement, as negotiated among NAAG, NASCO and 22nd Century Group, is close to being finalized. Upon the closing of the NASCO Acquisition, NASCO will become a wholly-owned subsidiary of 22nd Century Group and the national distribution of 22nd Century’s super-premium cigarettes will commence.

International Sales

22nd Century Group continues to work with its European partner on preparations to launch the Company’s products in The Netherlands, Belgium and Luxemburg. Laboratory testing and European labeling requirements are expected to be completed soon, and shortly thereafter distribution of the Company’s products will commence. 22nd Century Group is also evaluating the sale and distribution of its products in other European countries and in Asia.

SPECTRUM Government Research Cigarettes and FDA VLN Tobacco Order

We were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. A down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. The Company delivered approximately 12 million SPECTRUM research cigarettes during the years ended December 31, 2012 and 2011 and recognized the related revenue of approximately $807,000. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

Goodrich Tobacco was chosen to be a subcontractor under a government contract between RTI and the U.S. Food and Drug Administration (the “FDA”) to supply very low nicotine (“VLN”) fine cut tobacco to the FDA.  The tobacco was shipped to the FDA in the fourth quarter of 2013 and resulted in gross proceeds to the Company of approximately $225,000.

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

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco toxins and (ii) are reasonably likely to pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”).  The Tobacco Control Act requires the FDA to issue specific regulations or guidance regarding applications that must be submitted to the FDA for the authorization to label and market Modified Risk Cigarettes.  On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that two types of our cigarettes in development which we refer to as BRAND A and BRAND B, may qualify as Modified Risk Cigarettes.  Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B’s smoke contains an extraordinary low amount of “tar” per milligram of nicotine.

Goodrich Tobacco intends to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes and expects to file applications with the FDA in 2014. After filing our modified risk applications with the FDA, we will likely need additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. 22nd Century is in the process of engaging a consulting company specializing in regulatory filings and designing exposure studies to facilitate the submission of the Company’s applications to the FDA for our two modified risk cigarette candidates. The exact amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who will not quit but are interested in reducing the harmful effects of smoking. There is no guarantee that we will (i) have sufficient capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant share of the market even with FDA authorization to market our products as Modified Risk Cigarettes.

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

Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products (all of which have been on the market approximately between 8 and 30 years), we believe that if additional clinical trials demonstrate increased smoking cessation rates, X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. In contrast to the results of our Phase II-B trial results, the following independent studies have demonstrated that VLN cigarettes increase quit rates, whether used alone, in conjunction with Chantix® (varenicline) or nicotine replacement therapy (“NRT”) such as nicotine patches, gums or lozenges.

Hatsukami et al. 2010

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/23603206

Hatsukami et al. 2013

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/23603206

Walker et al. 2012

• Phase III/IV

• www.ncbi.nlm.nih.gov/pubmed/22594651

Becker et al. 2008

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/18629723

Rezaishiraz et al. 2007

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

Annual Report on Form 10-K

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 provides additional information about our business, operations and financial condition.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue – Sale of products

During the three months ended March 31, 2014, we realized revenue from the sales of product in the amount of $447,535. This revenue was derived from the sale of 5.5 million SPECTRUM research cigarettes during January 2014. We had no revenue in the three months ended March 31, 2013.

Cost of goods sold – Products

During the three months ended March 31, 2014, cost of goods sold were $177,696 or 39.7% of revenue. The cost of goods sold relates to the manufacture of the SPECTRUM research cigarettes. We had no cost of goods sold in the three months ended March 31, 2013.

Research and development expense

Research and development (“R&D”) expense was $222,380 in the three months ended March 31, 2014, an increase of $31,632, or 16.6%, from $190,748 in the three months ended March 31, 2013. This increase was primarily a result of increases in research and development expenses in the amount of approximately $82,000 partially offset by a decrease in stock based compensation of approximately $51,000 during the first quarter of 2014, as compared to the first quarter of 2013.

General and administrative expense

General and administrative expense was $1,005,187 in the three months ended March 31, 2014, a decrease of $142,945, or 12.5%, from $1,148,132 in the three months ended March 31, 2013. The decrease was mainly due to a decrease in stock based compensation of approximately $556,000 partially offset by increases of approximately $360,000 consisting of administrative salaries and related benefits, legal and professional fees, and fees associated with up-listing to the NYSE MKT stock exchange.

Manufacturing facility startup costs

During the first quarter of 2014, the Company incurred various expenses relating to preparing the warehouse and manufacturing facility located in North Carolina for production. Expenses incurred during the quarter amounted to $158,185 and consist primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs. There were no expenses relating to the cigarette manufacturing facility during the three months ended March 31, 2013.

Amortization and depreciation expense

Amortization and depreciation expense relates almost entirely to capitalized patent and trademark costs.  Amortization and depreciation expense increased 35.4% in the three months ended March 31, 2014 to $71,269, up from $52,624 in the three months ended March 31, 2013. This increase of $18,645 is mainly due to our additional investment in patents and trademarks during 2013 of $269,742 and an adjustment to the 2013 amortization recorded in the first quarter of 2014.

Warrant liability loss – net

The warrant liability loss of $4,067,270 for the first quarter of 2014 is due to the increase in the estimated fair value of the warrants during the period. The increase in the estimated fair value of the warrants is primarily attributable to the increase in the Company’s underlying stock price from $2.14 per share at December 31, 2013, as compared to $3.25 per share at March 31, 2014.

In a private placement in the first quarter of 2013, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants the value exceeded the total consideration received by an aggregate of $3,987,655 resulting in an immediate charge to expense for this amount. This charge was offset by an aggregate net gain on warrant liability of $2,971,480 resulting from the decrease in the estimated fair value during the first quarter of 2013 for all warrants we have issued, leaving a net warrant liability loss of $1,016,175 for the quarter ended March 31, 2013.

Interest expense and amortization of debt discount and expense

Interest expense and amortization of debt discount and debt issuance costs decreased in the three months ended March 31, 2014 to $1,749 from $105,525 in the three months ended March 31, 2013. This decrease of $103,776 or 98.3% was primarily the result of a decrease in the amortization of debt discount and debt issuance costs relating to convertible notes issued on August 9, 2012 that were converted in August of 2013 and payment of the majority of the Company’s interest bearing debt in the fourth quarter of 2013. The Company’s demand bank loan is the only remaining interest bearing debt outstanding at March 31, 2014.

Net loss

We had a net loss in the three months ended March 31, 2014 of $5,315,128, as compared to a net loss of $2,513,204 in the three months ended March 31, 2013. The increase in the net loss of $2,801,924, or 111.5%, was primarily the result of the increase in the warrant liability loss – net in the amount of $3,051,095, the warrant amendment inducement expense of 144,548 and an increase in operating expenses of $65,517, offset by an increase in gross profit of $269,839, a decrease in interest expense and amortization of debt discount in the amount of $103,776 and an increase on the gain on the sale of assets in the amount of $85,621.

Liquidity and Capital Resources

Working Capital

As of March 31, 2014, we had positive working capital of approximately $6.16 million compared to positive working capital of approximately $6.76 million at December 31, 2013. The $0.60 million decrease in our working capital position was mainly a result of the cash used in operating activities and investing activities in excess of net proceeds received in the sales of machinery and equipment and from the exercise of stock warrants and options.

Cash demands on operations

As stated above, we experienced a decrease in working capital of approximately $0.60 million during the three months ended March 31, 2014. Excluding contract growing of our proprietary tobacco with farmers, extraordinary expenses such as potential clinical trials and potential capital expenditures for our North Carolina manufacturing facility, our monthly cash expenditures are approximately $325,000 including operating expenses attributable to our manufacturing facility. We believe that cash on hand at March 31, 2014 in the amount of $5,373,407 is adequate to sustain operations and meet all current obligations as they come due for a period in excess of 12 months.

Net Cash used in Operating Activities

In the first three months of 2014, $1,121,446 of cash was used in operating activities compared to $1,137,122 of cash used in operating activities in the first three months of 2013; a decrease of $15,676. This decrease in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the first three months of 2014, as compared to the first three months of 2013 in the amount of $356,594. This cash loss was offset by a decrease in the use of cash used for working capital components related to operations in the amount of $372,270.

Net Cash provided by (used in) Investing Activities

In the first three months of 2014, net cash provided by investing activities was $455,083, as compared to $28,605 of cash used in investing activities during the first three months of 2013. The increase in cash provided by investing activities of $483,688 is primarily due to the net proceeds received on the sale of machinery and equipment during the quarter ending March 31, 2014 in the amount of $631,484 partially offset by an increase of $54,902 for the acquisition of patents, trademarks and machinery and equipment, and an advance of $92,894.

Net Cash provided by Financing Activities

During the first three months of 2014, we generated approximately $209,171 from our financing activities mainly as a result of net cash proceeds received from the exercise of stock warrants and options. During the three months ended March 31, 2013, $1,444,423 was provided by financing activities primarily as a result of net cash proceeds received from the issuance of preferred stock in the amount of $2,034,664 and proceeds received from the issuance of notes payable in the amount of $150,000. These proceeds raised were partially offset by payments on notes payable, convertible notes payable and net payments to related parties and officers in the amount of $395,286, $339,250 and $5,705, respectively.

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

We were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. A down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. The Company delivered approximately 12 million SPECTRUM research cigarettes during the years ended December 31, 2012 and 2011 and recognized the related revenue of approximately $807,000. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

We license our patented technology to third parties. Revenue is recognized from licensing arrangements as contractually defined in licensing agreements. We account for milestone elements contained in licensing agreements in accordance with FASB ASC 605. Simultaneous with the signing of the Research License and Commercial Option Agreement, BAT paid us a non-refundable $7,000,000. Revenue was recognized for this amount since delivery of the patented technology took place, we had no further performance obligations, and the fee was fixed. We will be entitled to receive additional payments from BAT, up to an additional $7,000,000, during the Research Term in the event certain milestones are met by BAT with respect to BAT’s research and development of our patent rights licensed by the Company to BAT. There are four separate milestones, two of which BAT would pay 22nd Century Ltd $2 million for each milestone achieved, and two of which BAT would pay 22nd Century Ltd $1.5 million for each milestone achieved. In addition, the Company could earn additional future royalties if BAT elects to exercise the Commercial Option Agreement during the Research Term.

No amount related to the research milestones was recognized during the quarter ended March 31, 2014. A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor. Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor. 22nd Century Ltd estimates the payment to be approximately $414,000, subject to the mutual agreement of 22nd Century Ltd and the third party licensor.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles are reviewed annually for impairment. We have not recognized any impairment losses during the three months ended March 31, 2014 or 2013.

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

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of March 31, 2014 and December 31, 2013.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of March 31, 2014 would have the impact of increasing or decreasing the liability by approximately $60,000.

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

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2013 exist in our internal control over financial reporting based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither 22nd Century Group nor its subsidiaries are involved in any material legal proceeding.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013 filed on January 30, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 2, 2014	/s/ Joseph Pandolfino
Joseph Pandolfino
Chief Executive Officer

Date: May 2, 2014	/s/John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

