Form 10-Q
period 2014-09-30
22nd Century Group, Inc.
filed 2014-11-14
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number: 001-36228

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

As of November 14, 2014, there were 64,325,042 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2014 and Comparative Figures at December 31, 2013

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash	$10,020,548	$5,830,599
Due from related party	44,569	42,069
Due from officers	-	7,471
Inventory	1,748,236	1,406,280
Prepaid consulting fees	4,047,514	-
Prepaid expenses and other assets	175,023	-
Machinery and equipment held for resale	-	457,696
Total current assets	16,035,890	7,744,115

Machinery and equipment, net	2,880,613	2,997,760

Other assets:
Intangible assets, net	5,528,053	1,544,869
Equity investment	1,393,443	-
Goodwill	852,000	-
Total other assets	7,773,496	1,544,869

Total assets	$26,689,999	$12,286,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$174,925	$174,925
Accounts payable	486,300	54,665
Accrued expenses	1,833,848	575,730
Deferred revenue	-	179,014
Total current liabilities	2,495,073	984,334

Warrant liability	3,216,450	3,779,522
Deferred tax liability	852,000	-
Total liabilities	6,563,523	4,763,856

Commitments and contingencies (Note 14)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
64,075,042 common shares (56,902,770 at December 31, 2013)	641	569
Capital in excess of par value	70,060,823	47,452,055
Accumulated deficit	(49,934,988)	(39,929,736)
Total shareholders' equity	20,126,476	7,522,888

Total liabilities and shareholders' equity	$26,689,999	$12,286,744

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2014 and 2013

(unaudited)

	September 30, 2014	September 30, 2013

Revenue:
Sale of products	$64,431	$52,500

Cost of goods sold:
Royalties for licensing	246,434	-
Products	59,413	20,550
	305,847	20,550

Gross (loss) profit	(241,416)	31,950

Operating expenses:
Research and development (including stock based compensation
of $90,400 and $0, respectively)	349,335	142,912
General and administrative (including stock based compensation
of $676,508 and $322,591, respectively)	1,810,908	907,993
Pre-manufacturing facility costs (including stock based
compensation of $11,415 and $0, respectively)	269,399	-
Sales and marketing costs	23,415	4,332
Amortization and depreciation	130,349	63,518
	2,583,406	1,118,755

Operating loss	(2,824,822)	(1,086,805)

Other income (expense):
Warrant liability gain (loss) - net	142,858	(13,727,891)
Loss on the sale of machinery and equipment	(14,500)
Loss on equity investment	(26,057)	-
Interest expense and amortization of debt discount and expense:
Related parties	-	(5,672)
Other	(1,788)	(552,149)
	100,513	(14,285,712)

Net loss	$(2,724,309)	$(15,372,517)

Loss per common share - basic and diluted	$(0.05)	$(0.32)

Common shares used in basic earnings per share calculation	60,103,693	47,389,538

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2014 and 2013

(unaudited)

	September 30, 2014	September 30, 2013
Revenue:
Sale of products	$528,080	$52,500

Cost of goods sold:
Royalties for licensing	246,434	-
Products	250,285	20,550
	496,719	20,550

Gross profit	31,361	31,950

Operating expenses:
Research and development (including stock based compensation
of $241,067 and $111,563, respectively)	835,050	498,746
General and administrative (including stock based compensation
of $1,514,797 and $2,147,959, respectively)	4,160,775	3,456,642
Pre-manufacturing facility costs (including stock based
compensation of $16,508 and $0, respectively)	702,166	-
Sales and marketing costs	57,575	4,332
Amortization and depreciation	325,962	173,118
	6,081,528	4,132,838

Operating loss	(6,050,167)	(4,100,888)

Other income (expense):
Warrant liability loss - net	(3,850,295)	(13,485,564)
Warrant amendment inducement expense	(144,548)	-
Gain on the sale of machinery and equipment	71,121	-
Loss on equity investment	(26,057)	-
Interest expense and amortization of debt discount and expense:
Related parties	-	(17,827)
Other	(5,306)	(727,396)
	(3,955,085)	(14,230,787)

Net loss	$(10,005,252)	$(18,331,675)

Loss per common share - basic and diluted	$(0.17)	$(0.44)

Common shares used in basic earnings per share calculation	58,687,238	41,203,732

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

Nine Months Ended September 30, 2014

(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Shares	Capital	Deficit	Equity
Balance at December 31, 2013	56,902,770	$569	$47,452,055	$(39,929,736)	$7,522,888

Stock based compensation	1,272,768	13	1,749,873	-	1,749,886

Warrants issued as compensation for services	-	-	1,260,000	-	1,260,000

Exercise of warrants	1,167,737	12	486,939	-	486,951

Exercise of options	70,000	1	48,299	-	48,300

Common stock issued in September 2014 private placement	3,871,767	39	9,324,049	-	9,324,088

Stock issued in connection with acquisition of NASCO Products, LLC	640,000	6	1,951,994	-	1,952,000

Stock issued in connection with equity investment	150,000	1	394,499	-	394,500

Other capital contribution	-	-	25,200	-	25,200

Warrant amendments	-	-	7,367,915	-	7,367,915

Net loss	-	-	-	(10,005,252)	(10,005,252)

Balance at September 30, 2014	64,075,042	$641	$70,060,823	$(49,934,988)	$20,126,476

 See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2014 and 2013

(unaudited)

	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net loss	$(10,005,252)	$(18,331,675)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	325,962	173,118
Amortization of license fees	8,018
Amortization of debt issuance costs	-	4,232
Amortization of debt discount	-	134,296
Loss on equity investment	26,057	-
Gain on the sale of machinery and equipment	(71,121)	-
Interest due to debt conversion	-	526,448
Warrant liability loss	3,850,295	13,485,564
Warrant amendment inducement expense	144,548	-
Equity based employee compensation expense	1,609,716	946,321
Equity based payments for outside services	162,656	1,313,201
Increase in assets:
Inventory	(304,100)	(57,683)
Prepaid expenses and other assets	(175,023)	(12,679)
Increase (decrease) in liabilities:
Accounts payable	378,828	(297,879)
Accrued interest payable to related parties	-	11,844
Accrued expenses	433,318	(317,810)
Deferred revenue	(179,014)	-
Net cash used in operating activities	(3,795,112)	(2,422,702)
Cash flows from investing activities:
Acquisition of patents and trademarks	(460,092)	(70,211)
Acquisition machinery and equipment	(175,641)	(22,453)
Payment of license fees	(925,000)	-
Acquisition of NASCO Products, LLC	(250,000)	-
Proceeds from the sale of machinery and equipment	631,484	-
Equity investment	(700,000)	-
Net cash used in investing activities	(1,879,249)	(92,664)
Cash flows from financing activities:
Net proceeds from exercise of warrants	486,951	2,254,999
Net proceeds from exercise of options	48,300	-
Proceeds from issuance of notes	-	150,000
Payments on borrowings - notes payable	-	(543,735)
Payments on borrowings - convertible notes	-	(339,250)
Net proceeds from September 2014 common stock private placement	9,324,088	-
Net proceeds from January 2013 preferred stock private placement	-	2,034,664
Other capital contribution	-	1,660
Net payments to related party	(2,500)	(3,500)
Net advances from (to) officers	7,471	(3,893)
Net cash provided by financing activities	9,864,310	3,550,945
Net increase in cash	4,189,949	1,035,579
Cash - beginning of period	5,830,599	188
Cash - end of period	$10,020,548	$1,035,767

Cash paid during the period for interest	$5,325	$79,015
Cash paid during the period for income taxes	$-	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Nine Months Ended September 30, 2014 and 2013

(unaudited)

	September 30, 2014	September 30, 2013

Reclassification of derivative liability to equity due to warrant amendments	$7,367,915	$5,849,500

Patent and trademark additions included in accounts payable	$52,808	$166,521

License fee included in accrued expenses	$525,000	$-

Equity investment included in accrued expenses	$325,000	$-

Issuance of common stock for equity investment	$394,500	$-

Issuance of common stock for acquisition of NASCO Products, LLC	$1,952,000	$-

Issuance of warrants as a derivative liability issued under a consulting agreement and included in prepaid consulting fees	$2,810,000	$-

Warrants issued under a consulting agreement resulting in an increase in capital and included in prepaid consulting fees	$1,260,000	$-

Reclassification of machinery and equipment purchases to inventory	$37,856	$-

Other capital contribution	$25,200	$-

Deferred tax liability and goodwill from business combination	$852,000	-

Reduction of accounts payable not related to operating activities: Accounts payable converted to promissory notes	$-	$769,377

Accrued interest converted to promissory notes	$-	$26,422

Notes payable and accrued interest converted to common shares	$-	$1,650,305

Common stock issued in payment of preferred stock dividend payable	$-	$93,361

Common stock issued for fees relating to January 2013 preferred stock private placement	$-	$416,666

Refinance of convertible note to note payable	$-	$57,500

Issuance of warrants as derivative liability instruments and reduction of capital	$-	$5,675,634

Increase in warrant liability and reduction in capital as a result of lowering the exercise price on certain warrants	$-	$626,328

Issuance of a derivative liability as a result of a limited market make-good provision on certain warrants	$-	$290,000

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2014

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

Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2013 audited consolidated financial statements and the notes thereto.

Nature of Business – 22nd Century Group (the “Company”) consists of three wholly-owned subsidiaries; 22nd Century Limited, LLC (“22nd Century Ltd”), NASCO Products, LLC (“NASCO”), and Botanical Genetics, LLC (“Botanical Genetics”), and a 51% owned subsidiary, 22nd Century Asia Ltd. (“22nd Century Asia”). 22nd Century Ltd is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 129 issued patents in 78 countries plus an additional 51 pending patent applications. Goodrich Tobacco Company, LLC and Hercules Pharmaceuticals, LLC are subsidiaries of 22nd Century Ltd and are business units for the Company’s (i) premium cigarettes and modified risk tobacco products and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the Tobacco Master Settlement Agreement (“MSA”), and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group, and was incorporated to facilitate an equity investment more fully described in Note 10. 22nd Century Asia was newly-formed during the third quarter of 2014 in connection with the Company’s efforts to sell its proprietary tobacco products in Asia, more fully described in Note 6.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, its wholly-owned subsidiaries, NASCO, Botanical Genetics and 22nd Century Ltd, its 51% owned subsidiary, 22nd Century Asia, and 22nd Century Ltd’s wholly owned subsidiaries, Goodrich Tobacco and Hercules Pharmaceuticals. All intercompany accounts and transactions have been eliminated.

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

Inventory - Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. As of September 30, 2014 and December 31, 2013, the Company’s inventory consisted primarily of raw materials and cigarette component parts, mainly tobacco.

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 10 years.  Depreciation commences when the asset is placed in service.  Cigarette manufacturing equipment purchased in December 2013 and during the six months ended June 30, 2014 in the amount of $2,991,644 was placed in service during the second quarter of 2014.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, and (3) costs to become a signatory under the Tobacco Master Settlement Agreement (“MSA”). The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expires in 2019 and 2028 (the assets’ estimated lives, respectively). Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA have an indefinite life and as such, no amortization is taken. Total intangible assets at September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
Intangible assets, net
Patent and trademark costs	$3,072,312	$2,559,412
Less: accumulated amortization	1,188,241	1,014,543
Patent and trademark costs, net	1,884,071	1,544,869

License fees, net (see Note 14)	1,450,000	-
Less: accumulated amortization	8,018	-
License fees, net	1,441,982	-

MSA signatory costs (see Note 7)	2,202,000	-

	$5,528,053	$1,544,869

Amortization expense relating to the above intangible assets for the three and nine months ended September 30, 2014, amounted to $61,638 and $181,716, respectively ($62,667 and $170,946 for the three and nine months ended September 30, 2013).

During the year ended December 31, 2013, the Company changed the estimated useful life of one of the patent families. The change did not have a material impact on the financial statements.

The estimated annual average amortization expense for the next five years is approximately $208,000 and $98,000 for patent costs and license fees, respectively.

Goodwill - Goodwill was generated as a result of the business combination more fully described in Note 7. In accordance with US GAAP, goodwill is not subject to amortization, but instead is subject to annual impairment analysis. Management has determined that there is no impairment of goodwill at September 30, 2014.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the nine months ended September 30, 2014 or 2013.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of September 30, 2014 and December 31, 2013.

The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2013 are currently open to audit under the statutes of limitations.  There are no pending audits as of September 30, 2014.

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

Revenue Recognition - The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette federal excise taxes are included in net sales and accounts receivable billed to customers, except on sales of  SPECTRUM  research cigarettes and exported cigarettes, to which such taxes do not apply.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. A down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

The Company licenses its patented technology to third parties.  Revenue is recognized from licensing arrangements as contractually defined in licensing agreements. The Company accounts for milestones elements contained in licensing agreements in accordance with ASC 605. On October 1, 2013, 22nd Century Ltd entered into a worldwide Research License and Commercial Option Agreement (the “Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc, that grants BAT access to 22nd Century Ltd’s patented technology which alters levels of nicotinic alkaloids in tobacco plants.  Simultaneous with the signing of the Agreement, BAT paid the Company a non-refundable $7,000,000.  The Company will be entitled to receive additional payments from BAT of up to an additional $7,000,000 during the term of the Research License in the event certain milestones are met with respect to the ongoing research and development of the Company’s licensed technology to BAT. No amount related to the additional research milestones was recognized during the nine months ended September 30, 2014.  During the term of the Research License, BAT will have the option to enter into a Commercial License agreement which will provide for future annual payments, royalty payments and minimum annual royalties. A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor. Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor. During the quarter ended September 30, 2014, 22nd Century Ltd and the third party licensor mutually agreed on a payment of $660,000. 22nd Century Ltd. had previously estimated the payment to be $413,566. The difference in the amount of $246,434 has been recorded as Royalty for licensing in the Cost of goods sold section of the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

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

Fair Value of Financial Instruments - Financial instruments include cash, receivables, accounts payable, accrued expenses, demand bank loan and warrant liability.  Other than warrant liability, fair value is assumed to approximate carrying values for these financial instruments, and since they are short term in nature, they are receivable or payable on demand, or have stated interest rates that approximate the interest rates available to the Company as of the reporting date.  The determination of the fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 13.

Equity Investments – The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee.

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

NOTE 3. - FINANCIAL CONDITION

At September 30, 2014, the Company had current assets of $16,035,890 and current liabilities of $2,495,073 resulting in positive working capital of $13,540,817.  Cash on hand at September 30, 2014 was $10,020,548.  The Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period in excess of 12 months.

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

NOTE 4. - SEPTEMBER 2014 COMMON STOCK PRIVATE PLACEMENT

  On September 17, 2014, the Company issued 3,871,767 shares of its common stock for $10,000,000. Net cash proceeds from the issuance were $9,324,088 after deducting expenses associated with the common stock issuance.

As a condition of the private placement, the parties executed a Registration of Rights Agreement pursuant to which the Company agreed to provide certain registration rights with respect to the issued securities under the Securities Act of 1933. Accordingly, on October 10, 2014, the Company filed a Form S-3 Registration Statement with the SEC. On October 23, 2014, the SEC declared that Registration Statement effective.

NOTE 5. - JANUARY 2013 PREFERRED STOCK PRIVATE PLACEMENT

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

NOTE 6. – CONSULTING AGREEMENT AND JOINT VENTURE

In connection with the a joint venture arrangement entered into on September 29, 2014 by the Company’s newly-formed and 51% owned subsidiary, 22nd Century Asia, the Company entered into a six month Consulting Agreement (the “Consulting Agreement”) with Crede CG III, Ltd. (“Crede”). Crede will provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products into the Asian market. In connection with the Company’s entry into a joint venture and the Consulting Agreement, the Company issued Crede 1,250,000 Tranche 1A Warrants (the “Tranche 1A Warrants”) and 1,000,000 Tranche 1B Warrants (the “Tranche 1B Warrants”). The Tranche 1A Warrants have an exercise price of $3.36 per share and the Tranche 1B Warrants have an exercise price of $2.5951 per share. The Tranche 1A Warrants and the Tranche 1B Warrants each have a term of two years and are exercisable at any time. In addition, the Company issued 1,000,000 Tranche 2 Warrants (the “Tranche 2 Warrants”) and 1,000,000 Tranche 3 Warrants (the “Tranche 3 Warrants”). The Tranche 2 Warrants and the Tranche 3 Warrants each have a term of 5 years and an exercise price of $3.3736 per share. The Tranche 2 Warrants and Tranche 3 Warrants only become exercisable if certain revenue milestones are met by 22nd Century Asia subsequent to a certain commencement date, such commencement date likely to occur between January 1, 2016 and January 1, 2017, and the Company is cash flow positive from its investment in 22nd Century Asia. The Tranche 1A Warrants, the Tranche 1B Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants all contain a traditional cashless exercise provision.

In addition to the traditional cashless exercise provision, the Tranche 1A Warrants contain an Exchange Rights clause (the “Exchange Rights”) that provides that the Tranche 1A Warrants may be exercised on cashless basis by exchanging such warrants for shares of the Company’s common stock using a negotiated Black-Scholes pricing formula beginning on the day that is sixty one days after September 17, 2014, subject to certain conditions in the Exchange Rights. The number of shares issuable pursuant to the Exchange Rights is determined by dividing (a) the product of the number of Tranche 1A Warrants to be exchanged and the per share price resulting from the negotiated Black-Scholes pricing formula, by (b) the Exchange Price, defined as the closing bid price of the Company’s common stock two days prior to the date of the exchange. The maximum number shares issuable under the Exchange Rights is limited to 5,000,000 shares.

The Company valued the Tranche 1A Warrants and Tranche 1B Warrants using the Black-Scholes pricing model as of the date of issuance. The resulting fair value of the Tranche 1A Warrants and Tranche 1B Warrants amounted to $2,810,000 and $1,260,000, respectively, and have been recorded as Prepaid consulting fees on the Company’s Consolidated Balance Sheets and will be amortized over the six month term of the Consulting Agreement. During the quarter ending September 30, 2014, $22,486 of the Prepaid consulting fees were amortized and are included in General and administrative costs on the Company’s Consolidated Statements of Operations. The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As such, the fair value of the Tranche 1A Warrants are included in the Warrant liability on the Company’s Consolidated Balance Sheets as of September 30, 2014. The Tranche 1B Warrants do not contain such Exchange Rights and accordingly the fair value has been recorded as an increase in capital. No value has been assigned to the Tranche 2 Warrants and the Tranche 3 Warrants as they are not exercisable until certain revenue milestones are attained.

NOTE 7. – BUSINESS COMBINATION

On September 17, 2013, the Company entered into a Membership Interest Purchase Agreement, which was subsequently amended on May 13, 2014, to purchase all of the issued and outstanding membership interests of NASCO Products, LLC (“NASCO”), a North Carolina limited liability company (the “Transaction”). NASCO is a federally licensed tobacco product manufacturer and a participating member of the Tobacco Master Settlement Agreement known as the MSA, an agreement among 46 U.S. states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). The Transaction was subject to various conditions, including the required consents of the Settling States of the MSA to an amendment of NASCO’s existing adherence agreement to the MSA, with the Company becoming a signatory to such amended adherence agreement as part of the Company’s acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement, and accordingly, the Transaction closed on August 29, 2014.

The purchase price for the Transaction (the “Purchase Price”) consisted of (i) a cash payment of $250,000 and (ii) the issuance of 640,000 unregistered shares of the Company’s common stock. The common stock issued on August 29, 2014 had a market value of $1,952,000, resulting in a total Purchase Price of $2,202,000. The Purchase Price has been recorded as an Intangible asset in the Other assets section of the Company’s Consolidated Balance Sheets. The Company believes the intangible asset has an indefinite life and as such, no amortization is recorded. There is no tax basis associated with this asset. The Company recorded a deferred tax liability of approximately $852,000 on the excess of the assets’s book basis over its tax basis. Consistent with the requirements of purchase accounting the Company also recorded on offsetting amount to goodwill. Since the intangible asset has an indefinite life it cannot be used by the Company to support a realization of its deferred tax asset. The Company also acquired cash of approximately $105,000 and a like amount of accrued expenses.

NOTE 8. - MANUFACTURING FACILITY

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

The Company’s warehouse and cigarette manufacturing facility was primarily in a pre-manufacturing stage during the nine months ended September 30, 2014. During this time period, the Company incurred various expenses to prepare the facility for production. Expenses incurred during the nine months ended September 30, 2014 amounted to $702,166 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and are reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations. During the second quarter of 2014, the Company placed $2,997,140 of cigarette manufacturing equipment in service. Depreciation taken on the equipment during the nine months ended September 30, 2014 amounted to $149,011 and is included in Amortization and depreciation on the Company’s Consolidated Statements of Operations. The Company did manufacture a quantity of filtered cigars during the third quarter of 2014 resulting in revenue of $64,431. As discussed in Note 7, on August 29, 2014, the Company closed on the acquisition of NASCO. Accordingly, the Company and NASCO are now signatories under the MSA and NASCO will commence manufacturing the Company’s proprietary cigarette brands at its manufacturing facility during the fourth quarter of 2014. The Company, through its NASCO subsidiary, intends to commence manufacturing an MSA brand for an independent retail chain of smoke shops during the first quarter of 2015, as well as continuing to manufacture non-MSA filtered cigars.

NOTE 9. - MACHINERY AND EQUIPMENT

Machinery and equipment at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30,	December 31,
	2014	2013
Cigarette manufacturing equipment	$3,004,848	$3,220,000
Office furniture, fixtures and equipment	34,132	17,059
Leasehold improvements	-	14,500
Deposit for purchase of machine parts and other assets	-	210,000
	3,038,980	3,461,559
Less: cigarette manufacturing equipment held for resale	-	457,696
	3,038,980	3,003,863
Less: accumulated depreciation	158,367	6,103
Machinery and equipment, net	$2,880,613	$2,997,760

On December 11, 2013, the Company closed on a $3,220,000 purchase of certain cigarette manufacturing equipment from the bankruptcy estate of a company located in North Carolina that was liquidating under Chapter 7 of the U.S. Bankruptcy Code. Additionally, on January 13, 2014, the Company closed on a $210,000 purchase of various cigarette manufacturing equipment parts, office furniture and fixtures, vehicles and computer software and equipment from a second bankruptcy estate of a company located in North Carolina that was liquidating under Chapter 7 of the U.S. Bankruptcy Code. A portion of the equipment from these two transactions was not required for the Company’s manufacturing operations and was subsequently sold at auction during the first quarter of 2014. The Company allocated $457,696 and $88,167 of the purchase price of these sold assets from the two transactions, respectively. The Company realized net proceeds from the auction sale of $631,484, resulting in a gain on the sale of assets of $85,621. The remaining cigarette manufacturing equipment was placed in service during the second quarter of 2014.

NOTE 10. - EQUITY INVESTMENT AND ADVANCE

On April 11, 2014, the Company, through a newly formed wholly-owned subsidiary, Botanical Genetics, LLC, entered into an investment agreement (the “Agreement”) with Anandia Laboratories, Inc., a Canadian plant biotechnology company (“Anandia”). The Agreement provided for the Company to make an initial investment of $250,000 in Anandia in return for (i) a ten percent (10%) equity interest in Anandia, and (ii) certain rights granted to the Company for four patent families (the “Intellectual Property”). The $250,000 investment was made on April 14, 2014. On September 15, 2014, certain milestones were achieved triggering an additional cash investment in Anandia in the amount of $450,000 in return for (i) an additional fifteen percent (15%) equity interest in Anandia, and (ii) a worldwide sublicense agreement to the Intellectual Property, including an exclusive sublicense agreement within the U.S. In addition, the Company issued 150,000 shares of the Company’s common stock to Anandia with a value on the day of issuance in the amount of $394,500, and on March 31, 2015, the Company will grant to Anandia shares of the Company’s common stock with an aggregate market value of $325,000 at the time of the grant. The additional $325,000 payable in shares of common stock is included in the Equity investment and in Accrued expenses on the Company’s Consolidated Balance Sheets at September 30, 2014.

In January 2014, the Company made a non-interest bearing advance to Anandia in the amount of $92,894. $50,000 of this amount was applied to a sublicense fee paid to Anandia, under a certain sublicense more fully described in Note 14. The balance of $42,894 has been written off and is included General and administrative expense on the Company’s Consolidated Statements of Operations.

The Company uses the equity method of accounting to record its 25% ownership interest in Anandia. Accordingly, the Company has recorded an equity loss of $26,057, representing 25% of Anandia’s net loss covering the period beginning with the Company’s initial investment through September 30, 2014.

NOTE 11. - DEMAND BANK LOAN

The demand loan that is among the Company’s short term liabilities is payable to a commercial bank under a revolving credit agreement and is guaranteed by a former officer and current director of the Company. This loan had a balance of $174,925 at September 30, 2014 and December 31, 2013. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at September 30, 2014 and December 31, 2013. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all of the Company’s assets.

NOTE 12. - DUE FROM OR TO RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the Company’s former CEO and current director. During the nine months ended September 30, 2014 and the year ended December 31, 2013, transactions with AC consisted mainly of advances and repayments. The net amount due from AC amounted to $44,569 and $42,069 as of September 30, 2014 and December 31, 2013, respectively. No interest has been accrued or paid on amount due from or to AC and there are no repayment terms.

NOTE 13. - WARRANT EXCHANGE PROGRAM AND WARRANTS FOR COMMON STOCK

During the fourth quarter of 2013, the Company initiated a warrant exchange program (the “Warrant Exchange Program”) with existing warrant holders. As a result of the Warrant Exchange Program, the Company had 10,653,469 outstanding warrants remaining at December 31, 2013, a reduction from 19,616,308, as of September 30, 2013. Of the remaining outstanding warrants at December 31, 2013, 3,921,381 warrants contained anti-dilution features that provide for adjustments to the exercise price and number of warrants outstanding if the Company issues shares of common stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. These provisions require that such warrants be classified as derivatives for accounting purposes, which means they are reported as a liability and adjusted to fair value at each balance sheet date.

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrants on a cash basis, (ii) exercise their warrants on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrants in exchange for a reduction in the exercise price contained in their respective warrants. The warrant holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, subsequent warrant exercises during the nine months ended September 30, 2014, and additional warrants issued during the third quarter of 2014, there are 13,544,600 warrants outstanding at September 30, 2014 that do not contain the anti-dilution features. A total of 129,809 warrants containing anti-dilution features remain outstanding at September 30, 2014. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the completion of the Warrant Amendments. The Company estimated the total cost of inducement to be $144,548. This expense has been recorded as an Other expense on the Company’s Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital.

As discussed in Note 6, the Company issued warrants to Crede on September 29, 2014, in connection with a joint venture and Consulting Agreement, whereby Crede will provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products into the Asian market. The terms and conditions relating to the issued warrants are discussed in detail in Note 6.

Outstanding warrants at September 30, 2014 consist of the following:

	Number of	Exercise
Warrant Description	Warrants	Price	Expiration

January 2011 PPO $3.00 warrants	2,817,952	$2.2029	January 25, 2016
January 2011 PPO $3.00 warrants	653,869	$2.0000	January 25, 2016
January 2011 PPO $3.00 warrants	3,062,665	$1.9600	January 25, 2016
January 2011 PPO $1.50 warrants	292,965	$1.2672	January 25, 2016
January 2011 PPO $1.50 warrants (1)	37,177	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	62,329	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	10,831	$1.1718	January 25, 2016
December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	401,700	$0.6000	May 15, 2017
November 2012 PPO warrants	925,100	$0.6000	November 9, 2017
August 2012 convertible NP warrants(1)	92,632	$0.9520	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018
Crede Tranche 1A Warrants (2)	1,250,000	$3.3600	September 29, 2016
Crede Tranche 1B Warrants	1,000,000	$2.5951	September 29, 2016
Crede Tranche 2 Warrants (3)	1,000,000	$3.3736	September 29, 2019
Crede Tranche 3 Warrants (3)	1,000,000	$3.3736	September 29, 2019

Total warrants outstanding (4)	13,674,409

(1)	Includes anti-dilution features.
(2)	Include Exchange Rights (see Note 6 for detailed discussion).
(3)	Exercisable upon attainment of certain revenue milestones (see Note 6 for detailed discussion).
(4)	Includes 3,725,962 warrants (27.3%) held by officers and directors that have had the anti-dilution feature removed.

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

The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount.

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining at
December 14, 2011 Notes - Q1 2013	1,445,091
Fair value of warrant liability upon issuance - Q1 2013	6,022,319
Fair value of warrant liability upon issuance - Q2 2013	711,675
Fair value of warrant liability upon issuance - Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes -- Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants - Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants - Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants - Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants - Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program - Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange Program - Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants – Q3 2014	2,810,000
Loss as a result of change in fair value	3,850,295
Fair value at September 30, 2014	$3,216,450

  The aggregate net gain (loss) as a result of the Company’s warrant liability for the three and nine months ended September 30, 2014 amounted to $142,858 and ($3,850,295), respectively, which is included in Other income (expense) as part of “Warrant liability (loss) gain - net” in the accompanying Consolidated Statements of Operations.

The aggregate net loss as a result of the Company’s warrant liability for the three and nine months ended September 30, 2013 amounted to $13,384,812 and $9,154,830, respectively. The amount for the three and nine months ended September 30, 2013 also includes a charge to Other income (expense) in the amount of $343,079 and $4,330,734, respectively, as a result of (1) warrant liabilities issued in connection with the Series A-1 Preferred Stock in excess of net proceeds raised in the amount of $3,987,655 in January 2013, and (2) warrant liabilities issued in connection with the July 2013 issuance of 1,101,034 Series C Warrants in excess of the sum of the net proceeds received upon exercise and the reclassification of the warrant liability to capital, in the amount of $343,079, leaving net warrant liability losses of $13,727,891 and $13,485,564, respectively, for the three and nine months ended September 30, 2013.

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

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement (see Note 6)	4,250,000
Warrants exercised during Q1 through Q3 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at September 30, 2014	13,674,409

Composition of outstanding warrants:
Warrants containing anti-dilution feature	129,809
Warrants without anti-dilution feature	13,544,600 (1)
13,674,409

(1) Include 1,250,000 warrants containing Exchange Rights (see Note 6 for detailed discussion).

NOTE 14. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for each of 2014 and 2015 is $75,000, and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three and nine months ended September 30, 2014, the costs incurred related to capitalized patent costs and patent maintenance expense amounted to $59,973 and $99,415, respectively ($59,973 and $83,800 during the three and nine months ended September 30, 2013, respectively).

In addition, on February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU.  Under the terms of the Agreement, the Company is required to pay NCSU $162,408 over the two-year term of the Agreement, which grants certain licensing rights to the Company.  A payment of $81,204 was made in February 2014 and a final payment of $81,204 is due and payable on February 1, 2015.

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents.

All payments made under the above referenced license agreements and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently written off on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations.

On August 22, 2014, the Company entered into a Commercial License Agreement with Precision PlantSciences, Inc. (the “Precision License”). The Precision License grants the Company a non-exclusive, but fully paid up, right and license to use technology and materials owned by Precision PlantSciences for a license fee of $1,250,000. An initial cash payment of $725,000 was made upon execution of the Precision License with an unconditional obligation to pay the remaining $525,000 in $25,000 increments as materials are provided to the Company. The Precision License continues through the life of the last-to-expire patent, which is expected to be in 2028.

 On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. There were no costs reimbursed under the License Agreement through September 30, 2014. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

On September 15, 2014, the Company entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, the Company was granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to the licensed Intellectual Property (more fully discussed in Note 10). The Anandia Sublicense calls for an up-front fee of $75,000, an annual license fee of $10,000, and a running royalties on future net sales. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035.

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Other assets section of the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization during the three and nine months ended September 30, 2014 amounted to $8,018 and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

Lease Agreements - On October 9, 2013, the Company executed a guaranty that guarantees performance by NASCO of its obligations to a landlord under a certain triple net lease of the same date between NASCO and a landlord for a manufacturing facility and warehouse located in North Carolina.  Upon the NASCO transaction closing on August 29, 2014, the lease became a direct obligation of the Company.  The lease commenced on January 14, 2014, and has an initial term of twelve (12) months (the “Initial Term”).  The lease contains four (4) additional extensions; one for an additional one (1) year and three for an additional two (2) years in duration, exercisable at the option of NASCO.  The lease also contains an early termination clause that provides NASCO with the right to terminate the lease at any time during the first nine (9) month of the Initial Term by giving ninety (90) days prior written notice to the landlord.  The lease calls for minimum lease payments of $96,000, $123,000, $298,275, $338,250 and $338,250 during the Initial Term, the one (1) year optional extension, and each of the three (3), two (2) year optional extensions, respectively.

The Company entered into a three year lease for office space in Clarence, New York, which commenced September 1, 2011. The Company expects to renew the lease with terms substantially equivalent to the expiring terms and is continuing to make monthly lease payments in the amount of $3,605 until a permanent lease renewal is negotiated. On January 25, 2013, the Company entered into a two and one-half year lease for manufacturing space in Depew, New York, which commenced February 1, 2013. This lease was cancelled during the third quarter of 2014. There are no remaining rent commitments under that lease.

NOTE 15. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month period ended September 30, 2014 and 2013:

	September 30,	September 30,
	2014	2013

Net loss attributed to common shareholders	$(2,724,309)	$(15,372,517)

Denominator for basic earnings per share-weighted average shares outstanding	60,103,693	47,389,538

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	60,103,693	47,389,538

Loss per common share - basic and diluted	$(0.05)	$(0.32)

The following table sets forth the computation of basic and diluted earnings per common share for the nine month period ended September 30, 2014 and 2013:

	September 30,	September 30,
	2014	2013

Net loss attributed to common shareholders	$(10,005,252)	$(18,331,675)

Denominator for basic earnings per share-weighted average shares outstanding	58,687,238	41,203,732

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	58,687,238	41,203,732

Loss per common share - basic and diluted	$(0.17)	$(0.44)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	September 30,	September 30,
	2014	2013
Warrants	13,674,409	19,616,308
Restricted stock	250,000	500,000
Options	890,000	680,000
	14,814,409	20,796,308

NOTE 16. - STOCK BASED COMPENSATION

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

During the three and nine months ended September 30, 2014, the Company issued restricted stock awards from the OIP for 16,556 and 137,556 restricted shares, respectively, to eligible individuals having vesting periods ranging from zero to three years from the award date. All awards were valued at the closing price on the measurement date of the award.

For the three and nine months ended September 30, 2014, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $655,837 and $1,649,886, respectively ($33,841 and $946,321 for the three and nine months ended September 30, 2013, respectively). The Company also recorded equity based compensation for the three and nine months ended September 30, 2014 as payment to third parties for services rendered in the amount $122,486, ($288,750 and $1,313,201 for the three and nine months ended September 30, 2013, respectively).

As of September 30, 2014, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $1,334,000, which is expected to be recognized approximately as follows: $616,000, $518,000, $160,000 and $40,000 during 2014, 2015, 2016 and 2017, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2014 and 2013:

	2014	2013
Risk-free interest rate	1.80%	1.89%
Expected dividend yield	0%	0%
Expected stock price volatility	90%	90%
Expected life of options	10 years	10 years

The Company estimated the expected volatility based on data used by a peer group of public companies. The expected term was estimated using the contract life of the option. The risk-free interest rate assumption was determined using the yield of the equivalent U.S. Treasury bonds over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at September 30, 2014	890,000	$1.38	8.5 years	$1,046,200

Exercisable at September 30, 2014	640,000	$0.89	8.0 years	$1,046,200

There were 300,000 options granted from the OIP during the nine months ended September 30, 2014 (215,000 options granted during the nine months ended September 30, 2013). The weighted average grant date fair value of options issued during the nine months ended September 30, 2014 was $2.07 ($0.68 for the nine months ended September 30, 2013). The total fair value of options that vested during the nine months ended September 30, 2014 amounted to $103,250 ($186,959 for the nine months ended September 30, 2013). During the nine months ended September 30, 2014, 70,000 options were exercised for cash proceeds of $48,300. No options were exercised during the nine months ended September 30, 2013.

NOTE 17. – SUBSEQUENT EVENTS

On October 25, 2014, the Board of Directors of the Company terminated the employment agreement of Joseph Pandolfino, the Company's Chairman of the Board and Chief Executive Officer, pursuant to Section 4.2 (Termination by the Company Without Cause) of Mr. Pandolfino's Employment Agreement, dated as of January 25, 2011. As a result, the Company will pay Mr. Pandolfino severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. In addition, an aggregate of 320,000 unvested equity awards vested upon the termination. On that same date, the Company's Board of Directors (i) appointed Henry Sicignano, III, the current President of the Company, to also be the Chief Operating Officer of the Company, (ii) appointed the Company's lead independent director, James Cornell, to be the new Chairman of the Board of Directors of the Company, and (iii) formed an Executive Committee of the Board, consisting of the existing independent directors of the Company of James Cornell (Chair of the Executive Committee), Richard Sanders and Joseph Dunn, to assist the management of the Company until the Board completes its search for and selection of a new Chief Executive Officer of the Company. Mr. Pandolfino remains as a member of the Board of Directors of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to continue to monetize the licensing of our technology and products; our ability to raise capital; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA clearance for our Modified Risk Cigarettes; our ability to obtain FDA approval for our X-22 smoking cessation product; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses.  For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in this Form 10-Q and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

22nd Century Group (the “Company”) consists of three wholly-owned subsidiaries; 22nd Century Limited, LLC (“22nd Century Ltd”), NASCO Products, LLC (“NASCO”), and Botanical Genetics, LLC (“Botanical Genetics”), and a 51% owned subsidiary, 22nd Century Asia Ltd. (“22nd Century Asia”). 22nd Century Ltd is a plant biotechnology company focused on tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. The Company owns or exclusively controls 129 issued patents in 78 countries plus an additional 51 pending patent applications. Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Hercules Pharmaceuticals, LLC (“Hercules Pharmaceuticals”) are wholly-owned subsidiaries of 22nd Century Ltd. Goodrich Tobacco is focused on commercial tobacco products and potential modified risk cigarettes. Hercules Pharmaceuticals is focused on X-22, a prescription smoking cessation aid currently in development. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the Tobacco Master Settlement Agreement (“MSA”), and operates the Company’s cigarette manufacturing business in North Carolina. A wholly-owned subsidiary of the Company, Botanical Genetics, was incorporated to facilitate an equity investment in Anandia Laboratories, Inc. (“Anandia”) in Canada that closed on April 14, 2014. On September 15, 2014, Botanical Genetics was granted a sublicense by Anandia to the genes in cannabis/hemp plants to regulate cannabinoids, the active ingredient in the plant, with such sublicense being exclusive in the United States and co-exclusive with Anandia everywhere else in the world, except Canada where Anandia has retained exclusive rights. On September 29, 2014, the Company’s 51% owned subsidiary, 22nd Century Asia, which was formed under the laws of Bermuda, entered into a joint venture arrangement to assist with efforts to sell the Company’s proprietary tobacco products in certain Asian markets.

The Company is primarily involved in the following activities:

•	The international licensing of our technology, proprietary tobaccos, and trademarks;

•	The international sale of our branded proprietary tobaccos;

•	The manufacture, marketing and international distribution of RED SUN, MOONLIGHT and MAGIC proprietary cigarettes;

•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”), a department of the National Institutes of Health (“NIH”);

•	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;

•	The development of X-22, a prescription-based smoking cessation aid consisting of very low nicotine cigarettes;

•	The pursuit of necessary regulatory approvals and clearances from the FDA to market in the U.S. BRAND A and BRAND B as modified risk cigarettes and X-22 as a prescription smoking cessation aid;

•	The contract manufacturing of other company’s branded tobacco products; and

•	The research and development in Canada of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, (ii) plants with high levels of THC for the legal recreational cannabis market, and (iii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets.

The Company is in the process of transitioning from researching and developing our proprietary technology and tobaccos to commercializing our own technology and products.  Our prospects depend on our ability to generate and sustain revenues from (i) the international licensing and/or sale of our proprietary tobacco, technology and products; (ii) the domestic and international sales of our brands, including RED SUN, MOONLIGHT and MAGIC; and (iii) the further development of our potential modified risk tobacco products and our  X-22  smoking cessation aid.  Our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk, and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

Our long-term focus is licensing, manufacturing, and worldwide sales and distribution of our tobacco products to reduce the harm caused by smoking. Annual worldwide tobacco product sales, cigarettes and smokeless products, are approximately $800 billion, most of which are cigarette sales, according to Euromonitor International. Worldwide smoking prevalence has decreased in recent years, but the number of cigarette smokers worldwide has increased to approximately 1 billion due to population growth, according to a 2013 research report from the Institute for Health Metrics and Evaluation (IHME) at the University of Washington.

We believe that the tobacco industry is undergoing a paradigm shift toward the development and commercialization of reduced-risk tobacco products which represent a significant step toward achieving the public health objective of harm reduction. The Company’s 15 years of research and development on the tobacco plant, mainly on the nicotine biosynthetic pathway, uniquely positions us to become a major benefactor of this paradigm shift developing in the tobacco industry. Our technology has created, and will continue to develop, a pipeline of important new products.

Entry into Hemp/Cannabis Markets

We have also recently announced our entry into the legal hemp/cannabis markets as a result of our investment in Anandia and our receipt of a worldwide sublicense from Anandia for genes in the hemp/cannabis plant that regulate cannabinoids, the active ingredient in the plant. As a plant biotechnology company, our entry into the legal hemp/cannabis markets is a natural evolution of our Company’s activities in a plant that has important research and commercial value and applications. We intend to engage in research and development activities in Canada to create unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of THC for the legal hemp industry, (ii) plants with high levels of THC for the legal recreational cannabis markets, and (iii) plants with high levels of CBD and other non-THC cannabinoids for the legal medical marijuana markets.

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

Under the terms of the BAT Research Agreement, BAT received an exclusive worldwide license to certain patent rights (subject to worldwide rights retained by 22nd Century Ltd for use in its own products and brands) and licensed intellectual property rights of 22nd Century Ltd within the field of use (as such terms are defined in the BAT Research Agreement) for a period of up to four (4) years (the “Research Term”). During the Research Term, BAT also has an option, which can be exercised by BAT at any time during the Research Term, to obtain an exclusive worldwide license (subject to worldwide rights retained by 22nd Century Ltd for use in its own products and brands) to commercialize certain products derived from utilizing the patent rights and licensed intellectual property rights under the terms of a commercial license agreement (the “Commercial License”). BAT and the Company also agreed to collaborate with each other as each party engages in its own independent research during the Research Term.

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

If BAT exercises the option for a worldwide Commercial License, BAT is required to pay 22nd Century Ltd $3.0 million in aggregate annual license fees over a 2-year ramp-up period, and thereafter, a royalty of (i) $100 per metric ton of licensed tobacco that is supplied to, or grown and ready for shipment to, BAT and its affiliates (other than Reynolds American, Inc. and Reynolds’ affiliates) and all other third parties; and (ii) $200 per metric ton of licensed tobacco supplied to, or grown and processed by, BAT’s affiliate Reynolds American, Inc.

The minimum and maximum amount of annual royalties under the terms of the Commercial License, which commence after the two-year ramp-up period from the exercise of the option, are $3.0 million and $15.0 million, respectively, for a period of three years. Thereafter, the minimum and maximum annual royalties increase to $5.0 million and $25 million, respectively, until September 28, 2028. Thereafter, no further minimum royalties are due and the maximum annual royalties due remain at $25 million until expiration of the Commercial License. The comapny also acquired cash of approximately $105,000 and a like amount of accrued expenses.

Beginning three years from the start of the Commercial License, both 22nd Century Ltd and BAT may license/sublicense rights to any unaffiliated third party for use of the technology outside the United States and 22nd Century Ltd and BAT will equally share all profit from all such licensees/sublicenses. Inside the United States, BAT may only sublicense BAT’s commercial rights to Reynolds American Inc. 22nd Century Ltd may sublicense any party in the United States. In 2012, global production of tobacco leaf was approximately 5,700,000 metric tons, of which BAT utilized approximately 10% for BAT’s and its affiliates’ brands. BAT and its affiliates sell product in approximately 180 countries.

RED SUN and MAGIC Cigarettes

Goodrich Tobacco has previously had its cigarette brands contract manufactured by a non-participating manufacturer to the “Master Settlement Agreement” or “MSA,” a settlement among 46 states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). Our subsidiary, Goodrich Tobacco, introduced in a limited capacity two super-premium priced cigarette brands,  RED SUN  and  MAGIC , into the U.S. market in the first quarter 2011. There have been de minimis sales of these brands since we intentionally had not expanded marketing and distribution of these brands to facilitate the Company becoming a participating manufacturer of the MSA. The more RED SUN and MAGIC sold while these brands were produced by a non-participating manufacturer, the greater the settlement costs Goodrich Tobacco would have had to pay to become a participating manufacturer of the MSA. For more information regarding the Company becoming a signatory under the MSA on August 29, 2014, see below under “Management’ Discussion and Analysis of Financial Condition and Results of Operations – Overview – MSA Membership.”

Manufacturing

In December 2013, Goodrich Tobacco purchased certain (i) cigarette manufacturing equipment, and (ii) equipment parts, factory items, office furniture and fixtures, vehicles and computers from the bankruptcy estate of PTM Technologies, Inc. (“PTM”) for $3.22 million. In January 2014, Goodrich Tobacco purchased additional miscellaneous equipment, factory items, office furniture and fixtures, vehicles and computers from the bankruptcy estate of Renegade Tobacco Co. (“Renegade”) for $210,000. PTM and Renegade were related companies located in North Carolina undergoing Chapter 7 liquidation proceedings in the United States Bankruptcy Court for the Middle District of North Carolina. Goodrich Tobacco subsequently received $631,484 in net proceeds from auctioning off certain cigarette manufacturing equipment and other items not required for operations at the Company’s factory in Mocksville, North Carolina.

The Company’s warehouse and cigarette manufacturing facility has primarily been in a pre-manufacturing stage during the nine months ended September 30, 2014. During this time period, we incurred various expenses to prepare the facility for production. Expenses incurred during the nine months ended September 30, 2014 amounted to $702,166 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs. We did manufacture a quantity of filtered cigars during the nine months ended September 30, 2014 resulting in revenue of $80,545. The Company is now preparing to commence manufacturing of its proprietary cigarette brands at its manufacturing facility since the Company’s subsidiary, NASCO, is a participating member of the MSA as more fully discussed below in the MSA Membership discussion. The Company and NASCO also entered into a cigarette manufacturing agreement on August 18, 2014, with Smoker Friendly International and its affiliate, The Cigarette Store (collectively “SFI”), pursuant to which NASCO will make the “SF” brand of cigarettes for SFI commencing in the first quarter of 2015.

MSA Membership

On August 29, 2014, the settling states under the MSA approved an Amended Adherence Agreement under which (i) our Company, Goodrich Tobacco, 22nd Century Ltd. and NASCO agreed to adhere to the MSA, (ii) NASCO will be the participating manufacturer of cigarettes under the MSA that will make all cigarettes for our Company, including RED SUN  and  MAGIC, (iii) Goodrich Tobacco relinquished its federal permit from the Alcohol and Tobacco Tax Trade Bureau (“TTB”) to manufacture its own tobacco products so that all such tobacco products will only be made on a going-forward basis by NASCO, as a wholly-owned subsidiary of our Company, and (iv) our Company paid a total of $17,546 under the MSA for the prior sales by Goodrich of RED SUN  and  MAGIC in the U.S. market as previously made by a non-participating manufacturer. NASCO will make cigarettes as a participating manufacturer under the MSA at our manufacturing facility in North Carolina. The Company also intends to commence manufacturing the “SF” cigarette brand for SFI during the first quarter of 2015, as well as continuing to manufacture non-MSA filtered cigars.

On that same date of August 29, 2014, our Company closed on the acquisition of NASCO, which is now a wholly-owned subsidiary of our Company. The purchase price in that transaction (the “Purchase Price”) consisted of (i) a cash payment of $250,000 and (ii) the issuance of 640,000 unregistered shares of the Company’s common stock. The common stock issued on August 29, 2014 had a market value of $1,952,000, resulting in a total Purchase Price of $2,202,000. The Company also acquired cash of approximately $105,000 and a like amount of accrued expenses.

International Sales

Goodrich Tobacco signed a letter of intent with Orion, a cigarette manufacturer in Poland, to contract manufacture the Company’s proprietary tobacco products for distribution in the European Union. The parties are now finalizing a manufacturing agreement. The Company anticipates that the Company’s MAGIC brand of cigarettes, as manufactured by Orion, will commence distribution and sales in Europe in the first quarter of 2015.

SPECTRUM Government Research Cigarettes and FDA VLN Tobacco Order

In January 2010, we were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. A down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s Consolidated Balance Sheets at December 31, 2013. The Company delivered approximately 12 million SPECTRUM research cigarettes during the years ended December 31, 2012 and 2011 and recognized the related revenue of approximately $807,000. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013 and the first nine months ended on September 30, 2014.

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

Goodrich Tobacco intends to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes. The Company has engaged a major a contract research organization (“CRO”) with extensive experience in tobacco exposure studies to assist the Company in certain regulatory activities at the Center for Tobacco Products (“CTP”) of the U.S. Food and Drug Administration (“FDA”) related to the Company’s research to support the development of potentially less harmful or modified risk cigarettes. The CRO will prepare meeting requests and meeting information packages to be submitted to the CTP, including protocols for clinical exposure studies on one of the Company’s potential modified risk cigarette candidates in development. The CRO will also assist 22nd Century in the execution of the FDA meetings and follow-up regulatory activities. The Company and CRO met with CTP on November 12, 2014, to discuss the development plan for Brand B. We are encouraged by the CTP’s constructive feedback, and plan to submit the complete study protocol for the initial exposure study of a Brand B investigational tobacco product in the first quarter of 2015. 22nd Century expects to engage the CRO to carry out the exposure study. We will need significant additional capital to complete the FDA authorization process for our Modified Risk Cigarettes. The exact amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who do not wish to quit but are interested in reducing the harmful effects of smoking. There is no guarantee that we will (i) have sufficient capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant share of the market even with FDA authorization to market our products as Modified Risk Cigarettes.

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

In contrast to the results of our Phase II-B trial results, the following independent studies have demonstrated that VLN cigarettes increase quit rates, whether used alone, in conjunction with nicotine replacement therapies (“NRT”) such as patches, gums or lozenges or Chantix® (varenicline).

Hatsukami et al. 2010

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/23603206

Hatsukami et al. 2013

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/23603206

Walker et al. 2012

• Phase III/IV

• www.ncbi.nlm.nih.gov/pubmed/22594651

Becker et al. 2008

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/18629723

Rezaishiraz et al. 2007

• Phase II

• www.ncbi.nlm.nih.gov/pubmed/17978987

A separate and yet unpublished clinical trial evaluated whether the use of our VLN cigarette in combination with Chantix® or in combination with nicotine replacement therapy (“NRT”) increases abstinence rates over the use of Chintix® or the use of NRT (NCT01250301). Certain results of this unpublished study were disclosed in a presentation at the 2013 Society for Research on Nicotine and Tobacco (“SRNT”) annual meeting given by Hayden McRobbie, Ph.D. of Queen Mary University of London, Wolfson Institute of Preventative Medicine, who was the principal investigator of the study. Pfizer Inc. was also a collaborator of the study. The study included one hundred smokers who were prescribed varenicline (trademarked Chantix, or Champix outside the U.S.) and one hundred smokers who were prescribed NRT. Half the smokers of each of these groups were randomly selected to also use our VLN cigarettes for the first 2 weeks of treatment. All smokers received 9 weekly behavioral support sessions throughout the 12-weeks study period. The group that used our VLN cigarettes had a 70% quit rate one week after stopping VLN cigarette use compared to a 53% quit rate of the group not using VLN cigarettes after week 1 (p=0.02). The group that used our VLN cigarettes had a 64% four-week continuous abstinence rate during weeks 3 to 6 compared to a 50% four-week continuous abstinence rate during weeks 1 to 4 (p=0.06). Quit rates at 12 weeks post treatment were not reported in the presentation.

Although we believe that our VLN cigarettes are an effective aid to smoking cessation, we have suspended funding directly further X-22 clinical trials and are currently in the process of identifying potential joint venture partners or licensees to fund the remaining X-22 clinical trials. Upon identifying a suitable joint venture partner or licensee, we will then request a meeting with the U.S. Food and Drug Administration (“FDA”), and thereafter we plan to resume our own sponsored X-22 clinical trials. There is no guarantee that we will (i) identify a joint venture partner or licensee to fund the remaining X-22 clinical trials, (ii) obtain the funds necessary to complete additional clinical trials, (iii) obtain FDA approval, or (iv) capture significant share of the smoking cessation market upon FDA approval.

Our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 provides additional information about our business, operations and financial condition.

Results of Operations

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue - Sale of products

We realized revenue of $64,431 during the three months ended September 30, 2014 as compared to revenue of $52,500 during the three months ended September 30, 2013. The revenue for three months ended September 30, 2014 was derived from the production of filtered cigars in our North Carolina manufacturing facility. The revenue for the three months ended September 30, 2013 was derived from the sale of tobacco.

Cost of goods sold - Royalties for licensing

During the three months ended September 30, 2014, we revise the estimate of a royalty fee due a third party licensor in connection with the $7,000,000 fee received from BAT in the fourth quarter of 2013. The new payment of $660,000 exceeded the originally recorded estimate of $413,566 by $246,434.

Cost of goods sold - Products

During the three months ended September 30, 2014, cost of goods sold were $59,413 or 92.2% of revenue. The cost of goods sold relates to the manufacture of the filtered cigars and includes the cost of materials, labor and allocated overhead. During the three months ended September 30, 2013, cost of goods sold were $20,550 or 39.1% of revenue.

Research and development expense

Research and development (“R&D”) expense was $349,335 in the three months ended September 30, 2014, an increase of $206,423 or 144.4%, from $142,912 in the three months ended September 30, 2013. This increase was primarily a result of increases in employee stock based compensation of approximately $90,000, royalty and license fees of approximately $46,000, research and development costs of approximately $53,000, and costs associated with an FDA modified-risk application in the amount of $15,000 during the third quarter of 2014, as compared to the third quarter of 2013.

General and administrative expense

General and administrative expense was $1,810,908 in the three months ended September 30, 2014, an increase of $902,915, or 99.4%, from $907,993 in three months ended September 30, 2013. The increase was primarily due to increases in employee stock based compensation of approximately $480,000, employee related costs of approximately $104,000, legal and professional fees of approximately $365,000, costs relating to press releases of approximately $48,000, the write off of an uncollectible advance in the approximate amount of $43,000, NYSE MKT related costs of $30,000, and other administrative costs of approximately $29,000, partially offset by decreases in stock based compensation and cash payments to third-party service providers of approximately $126,000 and $70,000, respectively. The increase in employee related cost was attributable to the hiring of an individual in the section quarter of 2014 serving in the capacity of General Counsel, Vice President and Secretary of the Company, and general employee payroll increases during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. The increase in employee stock based compensation is primarily due to the recognition of expense relating to the vested portion of restricted stock awards made in January 2014 and stock based compensation incurred in connection with the employment of our new General Counsel.

Pre-manufacturing facility costs

On August 29, 2014, we completed the transaction to purchase all of the issued and outstanding membership interests of NASCO. The purchase transaction was subject to various conditions, including the required consents of the Settling States of the MSA to an amendment of NASCO’s existing adherence agreement to the MSA, with the Company becoming a signatory to such amended adherence agreement as part of our acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement. NASCO operates our cigarette manufacturing facility in North Carolina. Prior to the purchase transaction, the factory was primarily in a pre-manufacturing stage, incurring various expenses relating to preparing and upgrading the warehouse and manufacturing facility for production. Those expenses included salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and amounted to $269,399 during the three months ended September 30, 2014. There were no expenses relating to the cigarette manufacturing facility during the three months ended September 30, 2013. We did manufacture a small quantity of filtered cigars during the three months ended September 30, 2014 generating revenue in the amount of $64,431. As we are now a signatory to the MSA, the Company will commence manufacturing its proprietary cigarette brands and contract manufacturing of other MSA brands. We will also continue to manufacture tobacco products not covered by the MSA such as filtered cigars.

Sales and marketing costs

Sales and marketing costs were $23,415 for the three months ended September 30, 2014 as compared to $4,332 for the three months ended September 30, 2013, an increase of $19,083 or 440.5%. The increase is primarily the result of costs associated with participation in a tobacco industry trade show in August 2014.

Amortization and depreciation expense

Amortization and depreciation expense for the three months ended September 30, 2014 amounted to $130,349, an increase of $66,831 or 105.2% from $63,518 for the three months ended September 30, 2013. Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the three months ended September 30, 2014 was $53,621, a decrease of $9,056 or 14.4% from $62,677 for the three months ended September 30, 2013. The decrease is primarily due to a change in the estimated useful lives of one of the patent families during the year ended December 31, 2013, partially offset by amortization on additional investments in patents during the first nine months of 2014 and the year ended December 31, 2013 in the amount of $474,220 and $269,742, respectively. Depreciation expense for the three months ended September 30, 2014 was $76,728, an increase of $75,887 from $841 for the three months ended September 30, 2013. This increase is mainly due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Warrant liability gain (loss) - net

The warrant liability gain of $142,858 for the third quarter of 2014 was due to the decrease in the estimated fair value of the derivative warrants during the period. The decrease in the estimated fair value of the warrants is primarily attributable to the decrease in the Company’s underlying stock price from $3.07 per share at June 30, 2014, as compared to $2.52 per share at September 30, 2014. Only 129,809 of the Company’s total outstanding warrants of 13,674,409 at September 30, 2014 contain an anti-dilution feature requiring derivative treatment.

The warrant liability loss of $13,727,891 for the third quarter of 2013 was due to the increase in the estimated fair value of the warrants during the period. The increase in the estimated fair value of the warrants is primarily attributable to the increase in the Company’s underlying stock price from $0.71 per share at June 30, 2013, as compared to $1.29 per share at September 30, 2013, an 81.7 increase. The Company had 19,616,308 warrants outstanding at September 30, 2013, all containing an anti-dilution feature requiring derivative treatment.

Loss on equity investment

The loss on equity investment of $26,057 for the three months ended September 30, 2014, represents our 25% share of Anandia’s net loss from our initial April 11, 2014 investment in Anandia through September 30, 2014.

Interest expense and amortization of debt discount and expense

Interest expense and amortization of debt discount and debt issuance costs decreased in the three months ended September 30, 2014 to $1,788 from $557,821 in the three months ended September 30, 2013. This decrease of $556,033 was primarily the result of a decrease in the amortization of debt discount and debt issuance costs relating to convertible notes issued on August 9, 2012 that were converted in August of 2013, payment of the majority of the Company’s interest bearing debt in the fourth quarter of 2013, and the recording as interest expense the excess of the fair value of warrants issued during the three months ended September 30, 2013 over the proceeds realized in the amount of approximately $509,000. The Company’s demand bank loan is the only remaining interest bearing debt outstanding at September 30, 2014.

Net loss

We had a net loss in the three months ended September 30, 2014 of $2,724,309, as compared to a net loss of $15,372,517 in the three months ended September 30, 2013. The decrease in the net loss of $12,648,208 or 82.3%, was primarily the result of the decrease in the warrant liability gain (loss) - net in the amount of $13,870,749, a decrease in interest expense and amortization of debt discount in the amount of $556,033, offset by an increase in operating expenses in the amount of $1,464,651 and the increase in the royalty fee for licensing due a third party licensor in the amount of $246,434.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue - Sale of products

We realized revenue of $528,080 during the nine months ended September 30, 2014, as compared to revenue of $52,500 during the nine months ended September 30, 2013. The revenue of $528,080 consisted of $447,535 in revenue derived from the sale of 5.5 million SPECTRUM research cigarettes during January 2014 and from the production of filtered cigars in our North Carolina manufacturing facility in the amount of $80,545. The revenue for the nine months ended September 30, 2013 was derived from the sale of tobacco to a customer in the Netherlands during the third quarter of 2013.

Cost of goods sold - Royalties for licensing

During the nine months ended September 30, 2014, we revise the estimate of a royalty fee due a third party licensor in connection with the $7,000,000 fee received from BAT in the fourth quarter of 2013. The new payment of $660,000 exceeded the originally recorded estimate of $413,566 by $246,434.

Cost of goods sold - Products

During the nine months ended September 30, 2014, cost of goods sold were $250,285 or 47.4% of revenue. The cost of goods sold consists of $177,696 relating to the production of the SPECTRUM research cigarettes and $72,589 relating to the manufacture of the filtered cigars. During the nine months ended September 30, 2013, cost of goods sold were $20,550 or 39.1% of revenue.

Research and development expense

Research and development expense was $835,050 in the nine months ended September 30, 2014, an increase of $336,304 or 67.4%, from $498,746 in the nine months ended September 30, 2013. This increase was primarily a result of increases in employee stock based compensation of approximately $130,000, royalty and license fees of approximately $124,000, research and development costs of approximately $45,000, and costs associated with an FDA modified-risk application in the amount of $15,000 during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013.

General and administrative expense

General and administrative expense was $4,160,775 in the nine months ended September 30, 2014, an increase of $704,133, or 20.4%, from $3,456,642 in nine months ended September 30, 2013. The increase was primarily due to increases in employee stock based compensation of approximately $499,000, employee related costs of approximately $404,000, legal and professional fees of approximately $547,000, costs relating to press releases of approximately $109,000, NYSE MKT related costs of $163,000, business related travel costs of approximately $48,000, the write off of an uncollectible advance in the approximate amount of $43,000, and other administrative costs of approximately $76,000, partially offset by decreases in stock based compensation and cash payments to third-party service providers of approximately $1,185,000. The increase in employee related cost is attributable to the hiring of an individual in the section quarter of 2014 serving in the capacity of General Counsel, Vice President and Secretary of the Company, and general salary increases during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013. The increase in employee stock based compensation is primarily due to the recognition of expense relating to the vested portion of restricted stock awards made in January 2014 and stock based compensation incurred in connection with the employment of our new General Counsel.

Pre-manufacturing facility costs

On August 29, 2014, we completed the transaction to purchase all of the issued and outstanding membership interests of NASCO. The purchase transaction was subject to various conditions, including the required consents of the Settling States of the MSA to an amendment of NASCO’s existing adherence agreement to the MSA, with the Company becoming a signatory to such amended adherence agreement as part of our acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement. NASCO operates our cigarette manufacturing facility in North Carolina. Prior to the purchase transaction described above, the factory was primarily in a pre-manufacturing stage, incurring various expenses relating to preparing and upgrading the warehouse and manufacturing facility for production. Those expenses included salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and amounted to $702,166 during the nine months ended September 30, 2014. There were no expenses relating to the cigarette manufacturing facility during the nine months ended September 30, 2013. We did manufacture a small quantity of filtered cigars during the nine months ended September 30, 2014 generating revenue in the amount of $80,545. As we are now a signatory to the MSA, the Company will commence manufacturing its proprietary cigarette brands and contract manufacturing of other MSA brands. We will also continue to manufacture tobacco products not covered by the MSA such as filtered cigars.

Sales and marketing costs

 Sales and marketing costs were $57,575 for the nine months ended September 30, 2014 as compared to $4,332 for the nine months ended September 30, 2013, an increase of $53,243. The increase is primarily the result of costs associated with participation in a tobacco industry trade show and materials used for marketing on trips to Europe and Asia.

Amortization and depreciation expense

Amortization and depreciation expense for the nine months ended September 30, 2014 amounted to $325,962, an increase of $152,844 or 88.3% from $173,118 for the nine months ended September 30, 2013. Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the nine months ended September 30, 2014 was $173,698 an increase of $2,752 or 1.6% from $170,946 for the nine months ended September 30, 2013. The increase is primarily due to an adjustment to the 2013 amortization that was recorded in the first quarter of 2014 and by amortization on additional investments in patents during the first nine months of 2014 and the year ended December 31, 2013 in the amount of $474,220 and $269,742, respectively, partially offset by a change in the estimated useful lives of one of the patent families during the year ended December 31, 2013. Depreciation expense for the nine months ended September 30, 2014 was $152,264, an increase of $150,092 from $2,172 for the nine months ended September 30, 2013. This increase is mainly due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Warrant liability gain (loss) - net

The warrant liability loss of $3,850,295 for the nine months ended September 30, 2014 was due to the increase in the estimated fair value of the warrants during the period. The increase in the estimated fair value of the warrants is primarily attributable to the increase in the Company’s underlying stock price from $2.14 per share at December 31, 2013, as compared to $2.52 per share at September 30, 2014.

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

Loss on equity investment

The loss on equity investment of $26,057 for the nine months ended September 30, 2014, represents our 25% share of Anandia’s net loss from our initial April 11, 2014 investment in Anandia through September 30, 2014.

Interest expense and amortization of debt discount and expense

Interest expense and amortization of debt discount and debt issuance costs decreased in the nine months ended September 30, 2014 to $5,306 from $745,223 in the nine months ended September 30, 2013. This decrease of $739,917 or 99.3% was primarily the result of a decrease in the amortization of debt discount and debt issuance costs relating to convertible notes issued on August 9, 2012 that were converted in August of 2013, payment of the majority of the Company’s interest bearing debt in the fourth quarter of 2013, and the recording as interest expense the excess of the fair value of warrants issued during the nine months ended September 30, 2013 over the proceeds realized in the amount of approximately $509,000. The Company’s demand bank loan is the only remaining interest bearing debt outstanding at September 30, 2014.

Net loss

We had a net loss in the nine months ended September 30, 2014 of $10,005,252 as compared to a net loss of $18,331,675 in the nine months ended September 30, 2013. The decrease in the net loss of $8,326,423, or 45.4%, was primarily the result of an decrease in the warrant liability loss - net in the amount of $9,635,269, a decrease in interest expense and amortization of debt discount in the amount of $739,917, and an increase in the gain on the sale of machinery and equipment of $71,121, offset by an increase in the warrant amendment inducement expense of $144,548 and an increase in operating expenses of $1,948,690.

Liquidity and Capital Resources

Working Capital

As of September 30, 2014, we had positive working capital of approximately $13.54 million compared to positive working capital of approximately $6.76 million at December 31, 2013. The $6.78 million increase in our working capital position was primarily the result of an increase in net cash provided by financing activities and from proceeds received from the sales of machinery and equipment, reduced by cash used in operating and investing activities. In addition, our working capital was increased by equity compensation, in the form of stock warrants, issued to Crede Capital CG III, Ltd. under a consulting agreement dated September 29, 2014, in the amount of approximately $4.07 million.

Cash demands on operations

As stated above, we experienced an increase in working capital of approximately $6.78 million during the nine months ended September 30, 2014. Excluding contract growing of our proprietary tobacco with farmers, extraordinary expenses such as potential clinical trials and potential capital expenditures for our North Carolina manufacturing facility, our monthly cash expenditures are approximately $400,000 including operating expenses attributable to our manufacturing facility. We believe that cash on hand at September 30, 2014 in the amount of $10,020,548 is adequate to sustain operations and meet all current obligations as they come due for a period in excess of 12 months.

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

Net Cash used in Operating Activities

In the first nine months of 2014, $3,795,112 of cash was used in operating activities compared to $2,422,702 of cash used in operating activities in the first nine months of 2013; an increase in cash usage of $1,372,410. This increase in the use of cash in operations was primarily due to the increase in the cash portion of the net loss in the first nine months of 2014, as compared to the first nine months of 2013, in the amount of $2,200,626. This cash loss was offset by a decrease in the use of cash used for working capital components related to operations in the amount of $828,216.

Net Cash used in Investing Activities

In the first nine months of 2014, net cash used in investing activities was $1,879,249, as compared to $92,664 of cash used in investing activities during the first nine months of 2013. The increase in cash used investing activities of $1,786,585 is primarily due to an increase of $543,069 for the acquisition of patents, trademarks and machinery and equipment, license fees of $925,000, the cash portion of the equity investment in Anandia of $700,000, and the cash portion of the NASCO transaction of $250,000, partially offset by the net proceeds received on the sale of machinery and equipment during the quarter ended March 31, 2014 in the amount of $631,484.

Net Cash provided by Financing Activities

During the first nine months of 2014, we generated approximately $9,864,310 from our financing activities, mainly as a result of net cash proceeds received from a common stock private placement in September 2014, in the amount of $9,324,088 and net cash proceeds from the exercise of stock warrants and options in the amount of $535,251. During the nine months ended September 30, 2013, $3,550,945 was provided by financing activities primarily as a result of net cash proceeds received from the issuance of preferred stock in the amount of $2,034,664, net cash received from the exercise of warrants in the amount of $2,254,999, and proceeds received from the issuance of notes payable in the amount of $150,000. These proceeds raised were partially offset by payments on notes payable and convertible notes payable in the amount of $543,735 and $339,250, respectively.

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

No amount related to the research milestones was recognized during the nine months ended September 30, 2014. A portion of the patented technology sublicensed to BAT is exclusively licensed to 22nd Century Ltd by a third party licensor. Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd is obligated to make a royalty payment to the licensor. During the quarter ended September 30, 2014, 22nd Century Ltd and the third party licensor mutually agreed on a payment of $660,000. 22nd Century Ltd. had previously estimated the payment to be $413,566. The difference in the amount of $246,434 has been recorded as Royalty for licensing in the Cost of goods sold section of the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2014.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles are reviewed annually for impairment. We have not recognized any impairment losses during the nine months ended September 30, 2014 or 2013.

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

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of September 30, 2014 and December 31, 2013.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of September 30, 2014 would have the impact of increasing or decreasing the liability by approximately $34,000.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our principal executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the fiscal year ended December 31, 2013 exist in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Neither 22nd Century Group nor its subsidiaries are involved in any material legal proceeding.

Item 1A. Risk Factors

Updates to our risk factors are discussed below. Other than the risk factors set forth below, our risk factors have not changed materially from those disclosed in our annual report on Form 10-K for the year ended December 31, 2013 filed on January 30, 2014.

Negative press from entering the cannabis space could have a material adverse effect on our business, financial condition and results of operations.

Despite growing support for the cannabis industry and legalization of cannabis in certain U.S. states, many individuals and businesses remain opposed to the cannabis industry. Any negative press resulting from our recent entry into the cannabis space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition and results of operations.

Any business related cannabinoid production is dependent on laws pertaining to the cannabis industry.

As of September 30, 2014, 23 states and the District of Columbia allow their citizens to use medical marijuana. Additionally, the states of Colorado and Washington have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, or CSA, which makes marijuana use, possession and interstate distribution illegal on a federal level.

We do not currently conduct any activities related to cannabis in the United States. Our research facilities for cannabis are located exclusively in Canada. In Canada, licenses to cultivate, possess and supply cannabis for medical research are granted by agencies of the federal government in Canada. In order to carry out research in other countries, similar licenses are required to be issued by the relevant authority in each country.

Local, state, federal and international medical marijuana laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business regarding cannabinoid production. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our proposed business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2014, the Company issued 35,212 shares of common stock to Smoker Friendly International in connection with the entry into a cigarette manufacturing agreement. The sale of the shares was made in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification – Principal Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 14, 2014	/s/ Henry Sicignano III
Henry Sicignano III
President and Chief Operating Officer

Date: November 14, 2014	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

