Form 10-K
period 2014-12-31
22nd Century Group, Inc.
filed 2015-02-06
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2014

or

☐ Transitional Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

Commission File Number: 001-36338

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock (excluding the 16,135,155 shares held by affiliates), based upon the $3.07 price at which such common stock was last sold on June 30, 2014, was approximately $133.4 million.

As of February 4, 2015, there were 64,335,042 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2014.

22nd Century Group, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to manage our growth effectively;
•	Our ability to comply with existing and new government regulations;
•	Our ability to retain key personnel;
•	Our ability to enter into additional licensing transactions;
•	Our ability to achieve profitability and positive cash flows;
•	The potential for our clinical trials to produce negative or inconclusive results;
•	Our ability to obtain significant revenue for our tobacco products in the U.S.;
•	Our ability to obtain U.S. Food and Drug Administration (“FDA”) clearance for our potentially modified risk tobacco products and FDA approval for our X-22 smoking cessation aid;
•	Our ability to gain market acceptance for our products;

•	Our ability to raise additional capital;

•	Any potential negative impact from entering the cannabis space;

•	Our ability to comply with government regulations;

•	Our ability to compete with competitors that may have greater resources than we have;
•	The potential for our competitors to develop products that are less expensive, safer or more effective than ours;
•	The potential exposure to product liability claims, product recalls and other claims; and
•	Our ability to adequately protect our intellectual property and to avoid infringement on rights of third parties.

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

Overview

We are a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. We are focused on tobacco harm reduction and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. We own or exclusively control 128 issued patents plus an additional 52 pending patent applications. The patents owned by or exclusively licensed to us include patents issued in 96 countries.

We are in the process of transitioning from researching and developing our proprietary technology and tobaccos to commercializing our technology and products. Our long-term focus is on licensing, manufacturing and selling of our tobacco products to reduce the harm caused by smoking. Annual worldwide tobacco product sales, including cigarettes and smokeless products, are approximately $800 billion, most of which are cigarette sales, according to Euromonitor International.

We are primarily involved in the following activities:

•	The international licensing of our technology, proprietary tobaccos, and trademarks;
•	The international sale of our branded proprietary tobaccos;
•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes;
•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”), a part of the National Institutes of Health (“NIH”);
•	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;
•	The development of X-22, a prescription-based smoking cessation aid consisting of very low nicotine (“VLN”) cigarettes;
•	The pursuit of necessary regulatory approvals and clearances from the FDA to market in the U.S X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as reduced-risk or modified risk cigarettes;
•	The contract manufacturing of third-party branded tobacco products; and
•	The research and development in Canada of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, (ii) plants with high levels of THC for the legal recreational cannabis markets, and (iii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets.

Our prospects depend on our ability to generate and sustain revenues from (i) the international licensing and/or sale of our proprietary tobacco, technology and products; (ii) the domestic and international sales of our brands, including RED SUN and MAGIC; (iii) the further development of our potential modified risk tobacco products and our X-22 smoking cessation aid; and (iv) the manufacture of the filtered cigar and cigarette brands of third-parties at our manufacturing facility in North Carolina. Our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk; and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

We believe our proprietary technology, tobaccos and products can generate multiple significant revenue streams from licensing of our technology and tobacco and from the sales of our products.

We also believe that our products address unmet needs of smokers; for those who desire to quit, an innovative smoking cessation aid, and for those who are unable or unwilling to quit smoking, cigarettes that may reduce the level of exposure to tobacco toxins.

Intellectual Property

Our proprietary technology enables us to decrease or increase the level of nicotine (and other nicotinic alkaloids such as nornicotine, anatabine and anabasine) in tobacco plants by decreasing or increasing the expression of gene(s) responsible for nicotine production in the tobacco plant using genetic engineering. The basic techniques include, but are not limited to, those that are used in the production of genetically modified (“GM”) varieties of other crops, which are also known as “biotech crops.”

We own or exclusively control 128 issued patents plus an additional 52 pending patent applications, The patents owned by us or exclusively licensed to us include patents issued in 96 countries. The patents and patent applications that we own include the intellectual property that we acquired from the National Research Council of Canada (“NRC”) on December 23, 2014 that was previously licensed to us by NRC on an exclusive basis. A “patent family” is a set of patents granted in various countries to protect a single invention. Our patent coverage in the United States and China, two of the most valuable smoking cessation and cigarette markets in the world, consists of 19 issued patents and 19 pending applications and 6 issued patents and 4 pending patent applications, respectively. We have exclusive rights to all uses of the following genes responsible for nicotine content in tobacco plants: NBB, QPT, A622, MPO and several transcription factor genes. We have exclusive rights to plants with altered nicotine content produced from modifying expression of these genes and tobacco products produced from these plants. We also have the exclusive right to license and sublicense these patent rights.

In September 2014, we entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, we were granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to 1 U.S. patent and 20 patent applications relating to four genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. As a plant biotechnology company, our entry into the legal hemp/cannabis markets is a natural evolution of our activities in a plant that has important research and commercial value and applications. We intend to engage in research and development activities in Canada to create unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of THC for the legal hemp industry, (ii) plants with high levels of THC for the legal recreational cannabis markets, and (iii) plants with high levels of CBD and other non-THC cannabinoids for the legal medical marijuana markets.

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

Licensing our technology and tobacco

We have been in negotiations with various parties in the tobacco and pharmaceutical industries for licensing our technology and products. On October 1, 2013, our subsidiary, 22nd Century Limited, LLC (“22nd Century Ltd.”), entered into a Research License and Commercial Option Agreement (the “BAT Research Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc.

Under the terms of the BAT Research Agreement, BAT receives an exclusive worldwide license to certain patent rights (subject to worldwide rights retained by 22nd Century Ltd. for use in its own brands and products) and licensed intellectual property rights (as such terms are defined in the BAT Research Agreement) of 22nd Century Ltd. within the field of use (as defined in the BAT Research Agreement) for a period of up to four (4) years (the “Research Term”). During the Research Term, BAT also has an option, which can be exercised by BAT at any time during the Research Term, to obtain an exclusive worldwide license (subject to worldwide rights retained by 22nd Century Ltd. for use in its own products and brands) to commercialize certain products derived from utilizing the patent rights and licensed intellectual property rights under the terms of a commercial license agreement (the “Commercial License”).

Simultaneous with the signing of the BAT Research Agreement, BAT paid 22nd Century Ltd. a non-refundable fee of $7.0 million. Further, 22nd Century Ltd. may receive payments from BAT of up to an additional $7.0 million during the Research Term in the event certain milestones are met by BAT with respect to its research and development of the patent rights and licensed intellectual property rights licensed by 22nd Century Ltd. to BAT. There are four separate milestones, two of which BAT would pay 22nd Century Ltd. $2.0 million for each milestone achieved, and two of which BAT would pay 22nd Century Ltd. $1.5 million for each milestone achieved. BAT may terminate the BAT Research Agreement at any time, subject to the requirements for certain payments to 22nd Century Ltd. by BAT upon termination as set forth therein. 22nd Century Ltd. may also terminate the BAT Research Agreement in the event of certain uncured breaches of the BAT Research Agreement as set forth therein.

BAT also granted to 22nd Century Ltd. a worldwide license to any and all registered research results (as such term is defined in the BAT Research Agreement) developed and owned by BAT which results or arises from any research, development or other activities of BAT under the BAT Research Agreement, with the terms of such license from BAT to 22nd Century Ltd. (i) to be on commercially reasonable terms to be negotiated in good faith between the parties, but in any event on terms which are no more onerous than the terms of the Commercial License, if any, and (ii) to be dependent on what, if any, research results the Company elects to license.

If BAT exercises the option for a worldwide Commercial License, BAT is required to pay 22nd Century Ltd. $3.0 million in aggregate annual license fees over a 2-year ramp-up period, and thereafter, a royalty of (i) $100 per metric ton of licensed tobacco that is supplied to, or grown and ready for shipment to, BAT and its affiliates (other than Reynolds American, Inc. and Reynolds’ affiliates) and all other third parties; and (ii) $200 per metric ton of licensed tobacco supplied to, or grown and processed by, BAT’s affiliate Reynolds American, Inc.

The minimum and maximum amount of annual royalties under the terms of the Commercial License, which commence after the two-year ramp-up period from the exercise of the commercial option, are $3.0 million and $15.0 million, respectively, for a period of three years. Thereafter, the minimum and maximum annual royalties increase to $5.0 million and $25 million, respectively, until September 28, 2028. Thereafter, no further minimum royalties are due and the maximum annual royalties due remain at $25 million until expiration of the Commercial License.

Beginning three years from the start of the Commercial License, both 22nd Century Ltd. and BAT may license/sublicense rights to any unaffiliated third party for use of the technology outside the United States and 22nd Century Ltd. and BAT will equally share all profit from all such licensees/sublicensees. Inside the United States, BAT may only sublicense BAT’s commercial rights to Reynolds American Inc. 22nd Century Ltd. may sublicense any party in the United States.

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”), introduced in a limited capacity two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. There have been de minimis sales of these brands since we intentionally did not expand the marketing and distribution of these brands until after the Company became a subsequent participating manufacturer under the MSA, which occurred on August 29, 2014, when the 46 Settling States under the MSA approved the Company to acquire NASCO Products, LLC (“NASCO”) and become a subsequent participating manufacturer under the MSA, as explained in greater detail below under “MSA Membership.” Both of the RED SUN and MAGIC brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. In 2015, we intend to focus marketing efforts for RED SUN on national and regional distributors, tobacconists, smokeshops and other tobacco outlets in the U.S. The ban in 2009 by the FDA of all cigarettes with characterizing flavors (with the exception of menthol) has resulted in a product void in these specialty tobacco channels for super-premium priced products. We believe that certain U.S. cigarette wholesalers and retailers will carry our brands, among other reasons, to increase their margins.

MSA Membership

In September 2013, the Company entered into a Membership Interest Purchase Agreement (the “Purchase Agreement”) to purchase all of the issued and outstanding membership interests of NASCO, a federally licensed tobacco product manufacturer and subsequent participating manufacturer under the MSA (the “NASCO Acquisition”). The initial purchase price for the transaction was $1,000,000 (the “Purchase Price”), subject to potential closing date adjustments for any unpaid liabilities of NASCO. The Purchase Price was to be paid as follows: (i) a cash payment of $200,000 and (ii) the issuance of $800,000 in value of unregistered shares of common stock of the Company. The Purchase Agreement was subject to various conditions, including required consents and authorizations from the National Association of Attorneys General (“NAAG”) and the 46 Settling States under the MSA.

On May 13, 2014, the Company and NASCO executed the First Amendment to the Purchase Agreement (the “Amendment”). The Amendment increased the Purchase Price of the NASCO Acquisition to $1,050,000 and increased the cash payment to $250,000. In addition, the amendment eliminated the Company’s closing requirement to enter into a management agreement and sales representation agreement with an affiliate of NASCO.

On August 29, 2014, the Company entered into an Amended Adherence Agreement with the 46 Settling States under the MSA pursuant to which the Company was approved to acquire NASCO and become a subsequent participating manufacturer under the MSA. On that same date, the Company closed the NASCO Acquisition and became a subsequent participating manufacturer under the MSA. NASCO is now a wholly-owned subsidiary of the Company.

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

The warehouse and cigarette manufacturing facility were primarily in a pre-manufacturing stage during 2014 as we sought approval during that time for the Company and its factory to become a subsequent participating manufacturer under the MSA. During 2014, we incurred various expenses to prepare the facility for production. Expenses incurred during the year ended December 31, 2014 amounted to $1,168,876 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs. We did manufacture a quantity of filtered cigars during 2014 resulting in revenue of $81,456. On August 29, 2014, the Company closed its acquisition of NASCO and became a subsequent participating manufacturer under the MSA. The Company is now manufacturing its cigarette brands in the United States through its wholly-owned subsidiary, NASCO, at the Company’s factory in North Carolina.

Now that we have become a licensed tobacco products manufacturer and a subsequent participating manufacturer under the MSA, we believe that our ability to produce RED SUN and MAGIC at our factory in North Carolina has increased our distribution potential for our cigarette brands in the U.S.

International Sales

During 2014, Goodrich Tobacco signed a letter of intent with Orion, a cigarette manufacturer in Poland, to contract manufacture the Company’s proprietary tobacco products for distribution in the European Union. In December 2014, the Company and Orion set out to finalize a manufacturing agreement to be entered into by the parties. Distribution of MAGIC brand cigarettes is expected to commence in Spain in the first quarter of 2015. Orion is a manufacturer and distributor of smoking tobaccos, cigarettes, filter tubes, and smoking accessories with distribution in more than 20 countries. In December 2014, the Company also finalized a new distribution agreement with a European partner to be entered into by the parties in January 2015 for the launch of sales of the Company’s products in The Netherlands, Belgium and Luxemburg in 2015. The Company is also evaluating the sale and distribution of its products in other European countries and in Asia, including China.

The Tobacco Control Act and Our Potentially Modified Risk Cigarettes – BRAND A and BRAND B

In a 2005 analyst report, The Third Innovation, Potentially Reduced Exposure Cigarettes, JP Morgan examined the effects of regulation by the U.S. Food and Drug Administration (“FDA”) of tobacco, including the market for safer cigarettes. JP Morgan’s proprietary survey of over 600 smokers found that 90% of smokers are willing to try a safer cigarette. Among JP Morgan’s other conclusions, it stated: “FDA oversight would imbue PREPS [‘potential reduced exposure products’ which essentially equate to potential modified risk tobacco products] with a regulatory ‘stamp of approval’ and allow for more explicit comparative health claims with conventional cigarettes. Consumers should trust the FDA more than industry health claims.” Prior to the Family Smoking Prevention and Tobacco Control Act (“Tobacco Control Act”) becoming law in 2009, no regulatory agency or body had the authority to assess potential modified risk tobacco products.

The Tobacco Control Act granted the FDA authority over the regulation of all tobacco products. While the Act prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke. The Tobacco Control Act also banned all sales in the U.S. of cigarettes with characterizing flavors (other than menthol). As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra light” in describing cigarettes sold in the U.S. Besides numerous other regulations, including certain marketing restrictions, for the first time in history, a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes.

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco toxins and (ii) are reasonably likely to pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that two types of our cigarettes in development, which we refer to as BRAND A and BRAND B, may qualify as Modified Risk Cigarettes. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro ®), which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

We intend to seek FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes. The Company has continued to gather additional information since the FDA’s draft guidance on the subject, including from the FDA, to submit complete applications for our two Modified Risk Cigarette candidates. Depending on how many exposure studies and other information the FDA will require, it is likely that we will require additional capital to complete the entire FDA authorization process for our Modified Risk Cigarettes. The amount of capital is currently unknown since it is uncertain how many exposure studies the FDA will require for BRAND A and BRAND B. We believe that our BRAND A and BRAND B cigarettes will benefit smokers who are unable or unwilling to quit smoking and who may be interested in cigarettes which reduce exposure to certain tobacco smoke toxins and/or pose a lower health risk than conventional cigarettes. This includes approximately one-half of the 42 million adult smokers in the United States who do not attempt to quit in a given year. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes and BRAND B’s smoke contains an extraordinary low amount of “tar” per milligram of nicotine. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who will not quit but are interested in reducing the harmful effects of smoking. We believe this new regulatory environment represents a paradigm shift for the tobacco industry. There is no guarantee, however, that we will (i) have sufficient capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant share of the market even with FDA authorization to market our products as Modified Risk Cigarettes.

BRAND A Cigarettes

Compared to commercial tobacco cigarettes, BRAND A has the lowest nicotine content. The tobacco in BRAND A contains approximately 95% less nicotine than tobacco in leading “light” cigarette brands. Clinical studies have demonstrated that smokers who smoke very low nicotine (“VLN”) cigarettes containing our proprietary tobacco smoke fewer cigarettes per day resulting in significant reductions in smoke exposure, including “tar,” nicotine and carbon monoxide. Due to the very low nicotine levels, compensatory smoking does not occur with VLN cigarettes containing our proprietary tobacco (Hatsukami et al. 2010).

In a June 16, 2010 press release, Dr. David Kessler, the former FDA Commissioner, recommended that “[t]he FDA should quickly move to reduce nicotine levels in cigarettes to non-addictive levels. If we reduce the level of the stimulus, we reduce the craving. It is the ultimate harm reduction strategy.” Shortly thereafter in a Washington Post newspaper article, Dr. Kessler said that the amount of nicotine in a cigarette should drop from about 10 milligrams to less than 1 milligram. BRAND A contains approximately 0.7 milligrams of nicotine per cigarette.

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

A recently completed study led by the University of Pittsburgh directly compared perceptions of and smoking behaviour with SPECTRUM research cigarettes of different nicotine content produced by us for NIDA in a total of 840 subjects (Clinicial Trials.gov Identifier: NCT01681875). The study included groups of 120 smokers that received VLN cigarettes with the same nicotine level as used in the initial X-22 Phase IIb study or the nicotine level used in the University of Minnesota and Queen Mary University trials as discussed below under the heading “X-22 Smoking Cessation Aid.” Results from this study are expected to be available shortly.

Utilizing the results of these and other independent clinical trials, we intend to submit to the Center for Tobacco Products ("CTP") of the FDA an application for BRAND A as a Modified Risk Cigarette.

We believe these and other results and future exposure studies the FDA may require will result in a modified risk cigarette claim for BRAND A. We further believe smokers who desire to smoke fewer cigarettes per day while also satisfying cravings and reducing exposure to nicotine will find BRAND A beneficial. There is, however, no guarantee that BRAND A will be classified as a Modified Risk Cigarette by the FDA.

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

Our Company has engaged a major contract research organization (“CRO”) with extensive experience in tobacco exposure studies to assist us in certain regulatory activities at the CTP related to the Company’s research to support the development of potentially less harmful or modified risk cigarettes. The Company and the CRO met with the CTP on November 12, 2014 to discuss the development plan and proof of concept study for BRAND B, a cigarette that produces smoke containing an extraordinarily low amount of “tar” per milligram of nicotine.

We believe results from this and other exposure studies will warrant a modified risk claim for BRAND B. There is, however, no guarantee that BRAND B will be classified as a Modified Risk Cigarette by the FDA.

X-22 Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as an aid to smoking cessation. The X-22 therapy protocol utilized in our sponsored Phase IIb clinical trial calls for the patient to smoke our VLN cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe this therapy protocol has been successful in independent clinical trials because VLN cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and because patients are simply switching to VLN cigarettes for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects.

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

Use of existing smoking cessation aids results in relapse rates that can be as high as 90% in the first year after a smoker initially “quits.” Smokers currently have the following limited choices of FDA-approved products to help them quit smoking:

•	varenicline (Chantix® /Champix® outside the U.S.), manufactured by Pfizer, Inc.,
•	bupropion (Zyban®), manufactured by GlaxoSmithKline plc, and
•	nicotine replacement therapy, or “NRT,” which is available in the U.S. in several forms: gums, patches, nasal sprays, inhalers and lozenges.

Chantix® and Zyban® are pills and are nicotine free. Chantix®, Zyban® , the nicotine nasal spray and the nicotine inhaler are available by prescription only in the U.S. Nicotine gums, nicotine patches, and nicotine lozenges are available over-the-counter in the U.S.

Chantix® was introduced in the U.S. market in the fourth quarter 2006. Since 2007, Chantix® has been the best-selling smoking cessation aid in the United States, with sales, according to Pfizer Inc., of approximately $701 million in 2007, $489 million in 2008, $386 million in 2009, $330 million in 2010, $326 million in 2011, $313 million in 2012 and $343 million in 2013. In July 2009, the FDA required a “Boxed Warning,” the most serious type of warning in prescription drug labeling, for both Chantix® and Zyban® based on the potential side effects of these drugs. Despite this Boxed Warning, worldwide sales of Chantix® in 2009 to 2013 were approximately $700 million, $755 million, $720 million, $670 million and $648 million, respectively.

Other than Chantix® and Zyban®, the only FDA-approved smoking cessation therapy in the United States is nicotine replacement therapy (“NRT”). These products consist of gums, patches, nasal sprays, inhalers and lozenges. Nicotine gums and nicotine patches have been sold in the U.S. for approximately 30 years and 22 years, respectively, and millions of smokers have already tried NRT products and failed to stop smoking due to the limited effectiveness of these products. According to Perrigo Company plc, a pharmaceutical company that sells NRT products, retail sales of NRT products in the United States were approximately $900 million in its fiscal year ended June 30, 2014.

Research and Development

Since our inception, the majority of our research and development (“R&D”) efforts have been outsourced to highly qualified groups in their respective fields. Since 1998, we have had multiple R&D agreements with North Carolina State University (“NCSU”) resulting in exclusive worldwide licenses to various patented technologies. We have utilized the same model employed by many public-sector research organizations which entails obtaining an exclusive option or license agreement to any invention arising out of funded research. In all cases, we fund and control all patent filings as the exclusive licensee. This model of contracting with public-sector researchers has enabled the Company to control R&D costs while achieving our desired results, including obtaining exclusive intellectual property rights relating to our outsourced R&D.

Other R&D partners with the same arrangement have included the National Research Council of Canada, Plant Biotechnology Institute in Saskatoon, Canada (“NRC”), and the Nara Institute of Science and Technology in Nara, Japan (“NAIST”). The majority of this R&D has involved the biosynthesis of nicotine in plants. Our R&D agreements with NCSU, NRC and NAIST expired in 2009. In 2010, NAIST assigned to us all of their worldwide patents and patent applications that were previously licensed to us on an exclusive basis. These patents and patent applications were a result of our R&D at NAIST. On December 23, 2014, we purchased from NRC all the patents and patent applications that were previously licensed to us on an exclusive basis.

In November 2011, we entered into an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants with a total budget of $500,000 for the period from November 2011 through December 31, 2013. The term of the R&D agreement with UVA was subsequently extended to May 31, 2016, with a total budget of $972,727. In 2014, we incurred approximately $223,000 of expenses for the R&D agreement at UVA.

We have committed to an R&D agreement with NCSU relating to nicotine biosynthesis in tobacco plants with a total budget of approximately $163,000 for the period from February 2014 through January 2016. Upon identifying a suitable joint venture partner or licensee to fund further X-22 clinical trials, we may also carry out additional X-22 clinical trials.

During the years ended December 31, 2014, 2013 and 2012, we incurred total research and development expenses of approximately $1,249,007, $744,000 and $729,000, respectively.

Sources of Raw Materials

We obtain a large portion of our tobacco leaf requirements from farmers in multiple U.S. states that are under direct contracts with us. The contracts prohibit the transfer of our proprietary seedlings and plant materials to other parties. We purchase the balance of our tobacco requirements through third parties. As we expand our sales and distribution of our current commercial brands and proceed to market with our X-22 smoking cessation aid and BRAND A and BRAND B cigarettes, we plan to increase the amount of tobacco leaf we obtain directly from farmers under contract, both in the United States and in foreign countries.

Products

RED SUN and MAGIC Cigarettes

Goodrich Tobacco introduced two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. Both brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. In 2015, we intend to focus our marketing and sales efforts for RED SUN on independent retailers, tobacconists, smokeshops and other tobacco outlets in the U.S. The ban in 2009 by the FDA of all cigarettes with characterizing flavors (with the exception of menthol) has resulted in a product void in these tobacco channels for super-premium priced products. We believe that certain U.S. cigarette wholesalers and retailers will carry our brands, among other reasons, to increase their margins. To facilitate Goodrich Tobacco becoming a subsequent participating manufacturer under the MSA, we had previously curtailed the sales and marketing of these products in order to minimize the fines and penalties that we would be required to pay when we were approved to become a subsequent participating manufacturer under the MSA. When we were approved on August 29, 2014 by the 46 Settling States to become a subsequent participating manufacturer under the MSA, Goodrich Tobacco was required to pay an aggregate of $17,546 in fines for prior sales of RED SUN and MAGIC in the U.S. market when those brands were previously produced by a non-participating manufacturer. On a going-forward basis, RED SUN and MAGIC will be produced by our NASCO subsidiary at our factory in North Carolina, which is now a subsequent participating manufacturer under the MSA.

SPECTRUM Government Research Cigarettes

NIDA, a part of NIH, provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply modified nicotine (from very low to high) cigarettes to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. These government research cigarettes produced by us under the mark SPECTRUM were distributed by NIDA to researchers free of charge. Goodrich Tobacco has thus far delivered approximately 17.5 million SPECTRUM research cigarettes. On July 7, 2014, Goodrich Tobacco entered into a Teaming Agreement with RTI to work together to respond to a new request from NIDA for the potential purchase by NIDA from RTI of additional SPECTRUM research cigarettes to be produced and sold by Goodrich Tobacco to RTI.

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

Utilizing the results of previously conducted independent clinical trials (see below under “X-22 Smoking Cessation Aid”), we intend to submit to the Center for Tobacco Products (“CTP”) of the FDA an application for BRAND A as a Modified Risk Cigarette.

Our Company has engaged a major contract research organization (“CRO”) with extensive experience in tobacco exposure studies to assist us in certain regulatory activities at the CTP related to the Company’s research to support the development of potentially less harmful or modified risk cigarettes. The Company and the CRO met with the CTP on November 12, 2014 to discuss the development plan and proof of concept study for BRAND B, a cigarette that produces smoke containing an extraordinarily low amount of “tar” per milligram of nicotine.

We believe that these two cigarette products in development, which we refer to as BRAND A and BRAND B, will qualify as Modified Risk Cigarettes. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B’s smoke contains an extraordinarily low amount of “tar” per milligram of nicotine. However, there can be no assurance that BRAND A or BRAND B will be approved as Modified Risk Cigarettes.

X-22 Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as an aid to smoking cessation. The X-22 therapy protocol utilized in our sponsored Phase IIb clinical trial calls for the patient to smoke our VLN cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe this therapy protocol has been successful in independent clinical trials because VLN cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and because patients are simply switching to VLN cigarettes for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects. Our Investigational New Drug Application for X-22, a kit of VLN cigarettes, was cleared by the FDA in July 2011 and has been updated annually. Our X-22 Phase IIb clinical trial was completed in the first quarter of 2012 and did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. However, the median number of X-22 cigarettes smoked during the trial was significantly reduced compared to patients’ baseline of usual brand of cigarettes. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases quit rates. The recently completed study led by the University of Pittsburgh with SPECTRUM research cigarettes of different nicotine content produced by us for NIDA (ClinicalTrails.gov Identifier: NCT01681875) included 120 smokers that received VLN cigarettes with the same nicotine level as used in the initial X-22 Phase IIb study and 120 smokers that received VLN cigarettes with the nicotine level used in the University of Minnesota and Queen Mary University trials, as described below in greater detailed under “Smoking Cessation Clinical Trials with VLN Cigarettes.” Results from this study, which are expected to be available shortly, will provide a direct comparison of smoker perception of and behavior with cigarettes of these nicotine contents.

Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products (all of which have been on the market approximately between 8 and 30 years), we believe that if additional clinical trials demonstrate increased smoking cessation rates, then X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. In contrast to the results of our Phase IIb trial results, the following independent studies have demonstrated that VLN cigarettes increase quit rates, whether used alone, in conjunction with Chantix® (varenicline) or nicotine replacement therapy (“NRT”) such as nicotine patches, gums or lozenges:

•	Hatsukami DK, Kotlyar M, Hertsgaard LA, Zhang Y, Carmella SG, Jensen J, Allen SS, Shields PG, MurphySE, Stepanov I, Hecht SS. 2010. Reduced nicotine content cigarettes: effects on toxicant exposure, dependence and cessation. Addiction 105:343-355.
•	Phase II clinical trial

•	Reduced nicotine content cigarettes and nicotine patch. Hatsukami DK, Hertsgaard LA, Vogel RI, Jensen JA, Murphy SE, Hecht SS, Carmella SG, al'Absi M, Joseph AM, Allen SS. 2013. Reduced nicotine content cigarettes and nicotine patch. Cancer Epidemiol Biomarkers Prev. 22(6):1015-24.
•	Phase II clinical trial

•	Walker N, Howe C, Bullen C, Grigg M, Glover M, McRobbie H, Laugesen M, Parag V, Whittaker R. 2012. The combined effect of very low nicotine content cigarettes, used as an adjunct to usual Quitline care (nicotine replacement therapy and behavioural support), on smoking cessation: a randomized controlled trial. Addiction. 2012 Oct; 107(10):1857-67.
•	Phase III/IV clinical trial

•	Becker KM, Rose JE, Albino AP. 2008. A randomized trial of nicotine replacement therapy in combination with reduced-nicotine cigarettes for smoking cessation. Nicotine Tob Res 10(7):1139-48.
•	Phase II clinical trial

•	Rezaishiraz H, Hyland A, Mahoney MC, O’Connor RJ, Cummings KM. 2007. Treating smokers before the quit date: can nicotine patches and denicotinized cigarettes reduce cravings? Nicotine Tob Res. Nov; 9(11):1139-46.
•	Phase II clinical trial

A separate and yet unpublished clinical trial evaluated whether the use of our VLN cigarette in combination with Chantix® or in combination with NRT increases abstinence rates over the use of Chantix® or the use of NRT (NCT01250301). Certain results of this unpublished study were disclosed in a presentation at the 2013 Society for Research on Nicotine and Tobacco (“SRNT”) annual meeting given by Hayden McRobbie, Ph.D. of Queen Mary University of London, Wolfson Institute of Preventative Medicine, who was the principal investigator of the study. Pfizer Inc. was also a collaborator of the study. The study included one hundred smokers who were prescribed varenicline (trademarked Chantix, or Champix outside the U.S.) and one hundred smokers who were prescribed NRT. Half the smokers of each of these groups were randomly selected to also use our VLN cigarettes for the first 2 weeks of treatment. All smokers received 9 weekly behavioral support sessions throughout the 12-week study period. The group that used our VLN cigarettes had a 70% quit rate one week after stopping VLN cigarette use compared to a 53% quit rate of the group not using VLN cigarettes after week 1 (p=0.02). The group that used our VLN cigarettes had a 64% four-week continuous abstinence rate during weeks 3 to 6 compared to a 50% four-week continuous abstinence rate during weeks 1 to 4 (p=0.06). Quit rates at 12 weeks post treatment were not reported in the presentation.

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

We believe that our VLN cigarettes are an effective aid to smoking cessation. We are currently in the process of identifying potential joint venture partners or licensees to fund the remaining X-22 clinical trials. Upon identifying a suitable joint venture partner or licensee, we will then request a meeting with the FDA, and thereafter we may resume our own sponsored X-22 clinical trials. There is no guarantee that we will (ii) identify a joint venture partner or licensee to fund the remaining X-22 clinical trials, (ii) obtain the funds necessary to complete additional clinical trials, (iii) obtain FDA approval, or (iv) capture significant share of the smoking cessation market upon FDA approval.

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

In addition to providing our SPECTRUM cigarettes to NIDA for researchers, we have been directly supplying our proprietary cigarettes to independent researchers so that additional studies can be conducted to obtain additional information on our products. We expect this information will assist us, along with our own funded studies, in obtaining the necessary FDA authorizations to market BRAND A and BRAND B as Modified Risk Cigarettes and to obtain FDA approval for X-22 as a prescription smoking cessation aid.

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

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. Cigarette sales can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic competitors include Philip Morris USA, Reynolds American Inc., Lorillard Inc., Commonwealth Brands, Inc., Liggett Group LLC and Vector Tobacco Inc. International competitors include Philip Morris International, Inc., Japan Tobacco Inc., Imperial Tobacco Group plc, and regional and local tobacco companies.

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

Cannabis Research in Canada

Botanical Genetics is a wholly-owned subsidiary of the Company and was incorporated to facilitate an equity investment in Anandia Laboratories, Inc. (“Anandia”), a plant biotechnology company based in Vancouver, Canada, that closed on April 14, 2014. On September 15, 2014, Botanical Genetics was granted a sublicense by Anandia to 23 patent applications relating to four genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant, with such sublicense being exclusive in the United States and co-exclusive with Anandia everywhere else in the world, except Canada where Anandia has retained exclusive rights. The Anandia sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035.

We do not conduct any activities related to cannabis in the United States. Our research facilities for cannabis are located exclusively in Canada. Through licenses granted by the Canadian government to Anandia, we will be conducting research and development in Canada with Anandia of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, (ii) plants with high levels of THC for the legal recreational cannabis market, and (iii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets. In Canada, licenses to cultivate, possess and supply cannabis for medical research are granted by agencies of the Canadian federal government. In order to carry out research in other countries, similar licenses are required to be issued by the relevant authority in each country.

As of December 31, 2014, there are 23 states in the United States plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Additionally, the states of Colorado and Washington have legalized cannabis for adult use. Furthermore, the states of Alaska and Oregon have approved legalized cannabis for adult use in laws that will become effective in 2015. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use and interstate distribution of cannabis. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to any future business or prospects that we have in the cannabis business.

Employees

We currently employ twenty three (23) people and we consider our employee relations to be good.

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

We have experienced net losses of approximately $15.6 million, $26.1 million and $6.7 million during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014, we had current assets of $10,706,806, current liabilities of $2,673,407, and cash on hand of $6,402,687. We believe the cash balance is adequate to sustain operations and meet all current obligations as they come due for a period of approximately 12 months. Excluding contract growing of our proprietary tobacco with farmers, extraordinary expenses such as potential clinical trials, capital expenditures for our factory, and initial expenses associated with the launch of our RED SUN cigarette brand, our monthly cash expenditures are approximately $500,000. While our current cash balance is adequate to sustain operations for approximately 12 months, generating net income in the future will depend on our ability to successfully operate our cigarette manufacturing facility, sell and market our proprietary tobacco products and generate additional royalty revenue from the licensing our intellectual property. There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability may decrease our long-term viability.

We have had a history of negative cash flow, and our ability to sustain positive cash flow is uncertain.

We have had a history of negative cash flow from operating activities, before cash used in investing activities and cash from financing activities, including approximately $6.6 million during the year ended December 31, 2014. As indicated above, we believe our cash on hand is adequate to sustain operations and meet all current obligations as they come due for a period in excess of 12 months. Continued generation of positive cash flow from operations will depend on our ability to successfully implement the net income generating activities discussed in the previous risk factor discussion. An inability to successfully implement our net income producing initiatives may decrease our long-term viability.

Our limited operating history makes it difficult to evaluate our current business and future prospects.

We have been in existence since 1998, but our activities have been previously limited primarily to licensing and funding research and development activities. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

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

During 2014, we grew from nine (9) to twenty three (23) employees. Any growth in our business will place a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, employees and operations, which will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our growth effectively.

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

We will likely require additional capital before we can complete the FDA authorization process for our X-22 smoking cessation aid and our Modified Risk Cigarettes.

We are currently seeking a suitable joint venture partner or licensee willing to fund further clinical trials for FDA approval of our X-22 smoking cessation aid. At that time we will resume our own sponsored X-22 clinical trials. There is no guarantee that we will identify a joint venture partner or licensee willing to fund further X-22 clinical trials on terms that are acceptable to us. We estimate the cost of completing two Phase III trials to be approximately $20 million. We will also likely require additional capital in the future before we can complete the FDA authorization process for our Modified Risk Cigarettes. The cost of completing the FDA authorization process for each of our two potential Modified Risk Cigarettes is difficult to estimate since it is currently unknown exactly what the FDA will require, including the number and size of exposure studies. If we raise additional funds through the issuance of equity securities to complete the FDA authorization process for our Modified Risk Cigarettes, our stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. We could also wait for our own revenues and profits to be sufficient for us to provide such funding, which could delay our completion of the FDA authorization process for our Modified Risk Cigarettes. We also could elect to seek funds through arrangements with collaborators or licensees. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our potential products or grant licenses on terms that are not favorable to us.

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

We have no experience in selling smoking cessation products. Competition in the smoking cessation aid products industry is intense, and we may not be able to successfully compete in the market. In the market for FDA-approved smoking cessation aids, our principal competitors include Pfizer Inc., GlaxoSmithKline plc, Perrigo Company plc and Novartis International AG. The industry consists of major domestic and international companies, most of which have existing relationships in the markets which we plan to sell, as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors, because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other smoking cessation products, our business could suffer, and we could lose or be unable to obtain market share.

We face intense competition in the market for our RED SUN and MAGIC cigarettes and our BRAND A and BRAND B cigarettes, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. We are subject to highly competitive conditions in all aspects of our business and we may not be able to effectively market and sell our RED SUN and MAGIC cigarettes or other cigarettes we may introduce to the market such as our BRAND A and BRAND B cigarettes as Modified Risk Cigarettes, upon FDA authorization. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic competitors include Philip Morris USA Inc., Reynolds American Inc., Lorillard Inc., Commonwealth Brands, Inc., Liggett Group LLC, and Vector Tobacco Inc. International competitors include Philip Morris International Inc., JT International SA, Imperial Tobacco Group plc and regional and local tobacco companies.

Our competitors may develop products that are less expensive, safer or more effective, which may diminish or eliminate the commercial success of any potential product that we may commercialize.

If our competitors market products that are less expensive, safer or more effective than our potential products, or that reach the market before our potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our X -22 smoking cessation aid or our cigarette brands to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations and cash flows. Our competitors may:

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

Our success will depend to a significant extent on the continued services of our senior management team, and in particular Henry Sicignano III, our President and Chief Operating Officer, John Brodfuehrer, our Chief Financial Officer, Michael Moynihan, Ph.D., our Vice President of R&D, and Thomas James, Esq., our Vice President, General Counsel and Secretary. The loss or unavailability of any of these individuals may significantly delay or prevent the development of our potential products and other business objectives by diverting management’s attention to transition matters. While each of these individuals is party to employment agreements with us, they could terminate their relationships with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

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

As of December 31, 2014, 23 states and the District of Columbia allow their citizens to use medical marijuana. Additionally, the states of Colorado and Washington have legalized cannabis for adult use. Furthermore, the states of Alaska and Oregon have approved legalized cannabis for adult use in laws that will become effective in 2015. The state laws are in conflict with the federal Controlled Substances Act, or CSA, which makes marijuana use, possession and interstate distribution illegal on a federal level.

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

There can be no assurance that our X-22 smoking cessation aid will be approved by the FDA, European Medicines Agency (“EMA”), or any other governmental body. In addition, there can be no assurance that all necessary approvals will be granted for our potential products or that review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our potential products. Our ability to complete the FDA-approval process in a timely manner is dependent, in part, on our ability to obtain “Fast Track” designation for X-22 by the FDA.

We submitted a request for Fast Track designation for X-22, and on August 18, 2011, the FDA informed us that it would not grant the designation of X-22 as a Fast Track product at that time because we had not yet demonstrated that X-22 showed potential to address an unmet medical need. Except for our Phase IIb clinical trial, all smoking cessation studies with VLN cigarettes containing our proprietary tobacco were independent studies and were not sponsored by us under our own IND application. We plan to reapply for Fast Track designation, but not until results of a clinical trial conducted by us demonstrates an advantage (over currently approved smoking cessation products) in one of the following areas: efficacy, safety or improvement in some other factor such as compliance (a patient using a product as directed) or convenience. There is no guarantee that the FDA will grant Fast Track designation to X-22. We may also not obtain Priority Review of our X-22 New Drug Application (“NDA”), which would further delay FDA approval of X-22. The length of the FDA’s review of a NDA without a Priority Review designation is normally ten months from the date of filing of the NDA, although it is possible in certain cases for such review time to be longer. However, the FDA’s goal for reviewing a product with Priority Review status is normally six months from the date of the filing of a NDA. If we do not obtain Priority Review of our NDA, we would then expect the timing of FDA approval of X-22 to be extended several additional months. Even if X-22 is approved by the FDA, the FDA may require the product to only be prescribed to patients who have already failed to quit smoking with another approved therapy. Further, failure to comply with applicable regulatory requirements can, among other things, result in the suspension of regulatory approval as well as possible civil and criminal sanctions.

The development, testing, manufacturing and marketing of our potential products are subject to extensive regulation by governmental authorities in the United States and throughout the world. In particular, the process of obtaining approvals by the FDA, the EMA and other international FDA equivalent agencies in targeted countries is costly and time consuming, and the time required for such approval is uncertain. Our X-22 smoking cessation aid must undergo rigorous clinical testing and an extensive regulatory approval process mandated by the FDA or EMA. Such regulatory review includes the determination of manufacturing capability and product performance. Generally, only a small percentage of pharmaceutical products are ultimately approved for commercial sale.

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

The trend toward managed healthcare in the United States, such as the Affordable Care Act enacted on March 23, 2010, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reduced demand for our potential products which could adversely affect our business, financial condition, results of operations and cash flows.

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

Significant regulatory developments will take place over the next few years in many markets, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”). The FCTC is the first international public health treaty on tobacco, and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. In addition, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to reduce the appeal of tobacco products. Partly because of some or a combination of these efforts, unit sales of tobacco products in certain markets, principally Western Europe and Japan, have been in general decline and we expect this trend to continue. Our operating results could be significantly affected by any significant decrease in demand for cigarettes, any significant increase in the cost of complying with new regulatory requirements and requirements that lead to a commoditization of tobacco products such as the implementation of plain packaging in Australia.

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

We own or exclusively control 128 issued patents plus and additional 52 pending patent application. The patents owned by or exclusively licensed to us include patents issued in 96 countries. We cannot assure you these patent applications will issue, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

Our two worldwide exclusive licenses relating to tobacco, one from NCSU and the other from National Research Council of Canada, Plant Biotechnology Institute (“NRC”), each involve multiple patent families. The exclusive rights under the NCSU agreement expires on the date on which the last patent or registered plant variety covered by the subject license expires in the country or countries where such patents or registered plant varieties are in effect. The NCSU license relates predominately to issued patents, and our exclusive rights in the NCSU license will expire in 2023.  The exclusive rights granted to us under the NRC agreement would have expired on the date on which the last patent covered by the subject license expires in the country or countries where such patents are in effect. The NRC license related to issued patents and patent applications, and our exclusive rights in the NRC license was previously scheduled to expire in 2028. On December 23, 2014, we purchased from NRC all the issued patents and patent applications that were exclusively licensed to us by NRC.

Our worldwide sublicense from Anandia, a plant biotechnology company based in Vancouver, Canada, grants us exclusive rights in the United States and co-exclusive rights with Anandia everywhere else in the world (except not in Canada where Anandia retains exclusive rights) to 23 patent applications relating to four genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant. The Anandia sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035.

Risks Related to Ownership of Our Common Stock

An active trading market for our common stock may not be sustained, and you may not be able to resell your shares at or above the price at which you purchased them.

An active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, shares of common stock may not be able to be resold at or above the purchase price of such shares. Although there can be no assurances, we expect that our common stock will continue to be quoted on the New York Stock Exchange MKT (NYSE MKT) on which the shares of our common stock are currently quoted. However, even if our common stock continues to be quoted on the NYSE MKT, there is no assurance that an active market for our common stock will continue in the foreseeable future. There also can be no assurance that we can maintain such listing on the NYSE MKT. It may be more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock compared to securities of companies whose shares are traded on national stock exchanges.

Our stock price may be highly volatile and could decline in value.

Our common stock is currently traded on the NYSE MKT and the market prices for our common stock have been volatile. Further, the market prices for securities in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

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

We are controlled by our current officers and directors.

As of February 3, 2015, our directors and executive officers as a group beneficially owned approximately 24.6% of our common stock. Accordingly, our directors and executive officers will have substantial influence over, and may have the ability to control, the election of our board of directors and the outcome of issues submitted to a vote of our stockholders.

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

Our amended and restated articles of incorporation and bylaws currently contain provisions that, together with Nevada law, could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents presently include the following provisions:

•	providing for a “staggered” board of directors in which only one-third (1/3) of the directors can be elected in any year;
•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and
•	limiting the liability of, and providing indemnifications to, our directors and officers.

These provisions, alone or together, could delay hostile takeovers and changes in control of us or changes in our management.

As a Nevada corporation, we also may become subject to the provisions of Nevada Revised Statutes Sections 78.378 through 78.3793, which prohibit an acquirer, under certain circumstances, from voting shares of a corporation’s stock after crossing specific threshold ownership percentages, unless the acquirer obtains the approval of the stockholders of the issuer corporation. The first such threshold is the acquisition of at least one-fifth, but less than one-third of the outstanding voting power of the issuer. We may become subject to the above referenced Statutes if we have 200 or more stockholders of record, at least 100 of whom are residents of the State of Nevada, and do business in the State of Nevada directly or through an affiliated corporation.

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

Our principal administrative offices are located in Clarence, New York. We currently lease 3,800 square feet of office space. The lease expires August 31, 2015, after which we have two (2) additional lease renewal option periods of one (1) year each. Scheduled rent remaining as of December 31, 2014 is $28,840 for 2015.

We have a lease for our warehouse and cigarette manufacturing facility located in North Carolina. The lease commenced on January 14, 2014, and has an initial term of twelve (12) months (the “Initial Term”). The lease contains four (4) additional extensions; one for an additional one (1) year and three for an additional two (2) years in duration, exercisable at the option of NASCO. The lease calls for minimum lease payments of $96,000 during the Initial Term, $123,000 for the one (1) year optional extension, $144,525 and $153,750 for each year of the first two (2) year optional extensions, and $169,125 for each year of the final two (2) year optional extensions.

Item 3.	Legal Proceedings.

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, no legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NYSE MKT under the symbol “XXII.” As of February 4, 2015, there were 89 holders of record of shares of our common stock. The following table sets forth, for the quarters indicated, the high and low bid prices per share of our common stock, as derived from quotations provided by (i) the OTC Bulletin Board Information Center for the period prior to March 11, 2014, when our common stock was quoted on the OTC Bulletin Board, and (ii) the NYSE MKT for the period beginning on March 11, 2014, when our common stock commenced being listed and quoted on the NYSE MKT.

Quarter Ended	High Bid	Low Bid

December 31, 2014	$2.67	$1.50
September 30, 2014	$3.35	$1.90
June 30, 2014	$3.87	$2.14
March 31, 2014	$6.36	$1.75
December 31, 2013	$2.19	$0.87
September 30, 2013	$1.74	$0.70
June 30, 2013	$0.90	$0.46
March 31, 2013	$1.07	$0.51

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

Recent issuances of Unregistered Securities

None.

Shares authorized for issuance under equity compensation plans

On October 21, 2010, the Company established the 2010 Equity Incentive Plan, or EIP, for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP authorized the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, restricted stock and restricted stock units. There are no awards remaining to be issued from the EIP at December 31, 2014.

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

The following table summarizes the number of stock options and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2014:

					Number of securities
					remaining available for
	Number of securities to		Weighted-average		issuance under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	1,804,000	(1)	$1.38	(2)	4,852,444

Equity compensation plans not approved by security holders	0		N/A		0

Total	1,804,000				4,852,444

(1)	Includes 911,000 restricted stock awards that are issued but not vested as of December 31, 2014.

(2)	Weighted average exercise price only applies to the 890,000 shares issuable upon exercise of outstanding stock options.

Item 6.	Selected Financial Data.

This item is not applicable to us as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Business Overview

We are a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. We focused on tobacco harm reduction and smoking cessation products. We own or exclusively control 128 issued patents plus an additional 52 pending patent applications. The patents owned by or exclusively licensed to us include patents issued in 96 countries.

Our long-term focus is the research, development, licensing, manufacturing, and selling of our products to reduce the harm caused by smoking. Annual worldwide tobacco product sales, cigarettes and smokeless products, are approximately $800 billion and most of which are cigarette sales according to Euromonitor International.

•	The international licensing of our technology, proprietary tobaccos, trademarks;
•	The international sale of our branded proprietary tobaccos;
•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes;
•	The production of SPECTRUM research cigarettes for NIDA, a part of NIH;
•	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;
•	The development of X-22, a prescription-based smoking cessation aid consisting of VLN cigarettes;
•	The pursuit of necessary regulatory approvals and clearances from the FDA to market in the U.S. X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as reduced-risk or Modified Risk Cigarettes;
•	The contract manufacturing of third-party branded tobacco products; and
•	The research and development in Canada of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, (ii) plants with high levels of THC for the legal recreational cannabis market, and (iii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets.

We believe our proprietary technology, tobaccos and products can generate multiple significant revenue streams from licensing of our technology and tobacco and from the sales of our products.

As previously reported, on October 25, 2014, our Board of Directors terminated the employment of Joseph Pandolfino, our former Chief Executive Officer, pursuant to Section 4.2 (Termination Without Cause) of Mr. Pandolfino's Employment Agreement and formed an Executive Committee of the Board, consisting of the existing independent directors, to assist our management until the Board completes its search for and selection of a new Chief Executive Officer. Although Mr. Pandolfino will not be re-joining us as an employee or officer, he remains a member of the Board of Directors.

Since October 2014, the Executive Committee has been primarily working with management to assist it with forming the proper strategic direction of our business and to streamline and organize our business in light of the termination of Mr. Pandolfino. The Executive Committee expects to hire a third party advisory firm during the first quarter of 2015 in order to assist with the search for and selection of a new Chief Executive Officer.

Please refer to the “Business” section in this Annual Report on Form 10-K for additional information regarding our business and operations.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue - Royalties from licensing.

In the year ended December 31, 2014, we realized no licensing revenue. During the year ended December 31, 2013 we realized royalty revenue of $7.0 million from the worldwide Research License and Commercial Option Agreement entered into with BAT.

Revenue - Sale of products.

We realized revenue of $528,991 from the sale of products during the year ended December 31, 2014, as compared to revenue of $278,383 during the year ended December 31, 2013, an increase of $250,608 or 90%. The revenue of $528,991 for the year ended December 31, 2014, consisted of $447,535 in revenue derived from the sale of 5.5 million SPECTRUM research cigarettes during January 2014 and from the production of filtered cigars in our North Carolina manufacturing facility in the amount of $81,456. The revenue for the year ended December 31, 2013, was derived from the sale of our proprietary VLN tobacco to a customer in the Netherlands in the amount of $52,500 and from the sale of our VLN tobacco to the FDA as a subcontractor under a government contract between RTI and the FDA in the amount of $225,883.

Costs of goods sold - Royalties for licensing.

During the year ended December 31, 2014, we revised the estimate of the royalty fee due to NRC in connection with the $7,000,000 fee received from BAT in the fourth quarter of 2013. The new amount due to NRC of $660,000 exceeded the estimate of $413,566, originally recorded in the year ended December 31, 2013, by $246,434.

Costs of goods sold - Products.

In the year ended December 31, 2014, costs of goods sold were $252,002 or 47.6% of revenue. The cost of goods sold consists of $177,696 relating to the production of the SPECTRUM research cigarettes and $74,306 relating to the manufacture of the filtered cigars. In the year ended December 31, 2013, the cost of goods sold were $48,105 or 17.3% of revenue.

Research and development expense.

Research and development expense was $1,249,007 for the year ended December 31, 2014, an increase of $504,777, or 67.8%, from $744,230 for the year ended December 31, 2013. This increase was primarily the result of increases in stock based compensation of approximately $220,000, research and development payroll and related benefits of approximately $104,000, royalty and license fees of approximately $187,000, and $15,000 of costs associated with an FDA modified-risk application, partially offset by a decrease in contractual research and development costs of approximately $39,000 during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

General and administrative expense.

General and administrative expense was $8,793,151 in the year ended December 31, 2014, an increase of $4,686,457, or 114.1%, from $4,106,694 in the year ended December 31, 2013. The increase was primarily due to increases in employee stock based compensation of approximately $1,047,000, employee related costs of approximately $693,000, legal and professional fees of approximately $986,000, costs relating to press releases of approximately $78,000, the write off of an uncollectible advance in the approximate amount of $43,000, NYSE MKT related costs of approximately $176,000, costs associated with severance liability of approximately $637,000, director fee costs of approximately $157,000, the expense associated with the Crede consulting agreement in the approximate amount of $2,091,000, and other administrative costs of approximately $171,000, partially offset by decreases in stock based compensation and cash payments to third-party service providers of approximately $1,318,000 and $75,000, respectively, during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Pre-manufacturing facility costs.

On August 29, 2014, we completed the transaction to purchase all of the issued and outstanding membership interests of NASCO. The purchase transaction was subject to various conditions, including the required consents of the 46 Settling States of the MSA to an amendment of NASCO’s existing adherence agreement to the MSA, with the Company becoming a signatory to such amended adherence agreement as part of our acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement. NASCO operates our cigarette manufacturing facility in North Carolina. Prior to the closing of our acquisition of NASCO, the factory was primarily in a pre-manufacturing stage, incurring various expenses relating to preparing and upgrading the warehouse and manufacturing facility for production. Those expenses included salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and amounted to $1,176,676 during the year ended December 31, 2014. There were no expenses relating to the cigarette manufacturing facility during the year ended December 31, 2013. We manufactured a modest quantity of filtered cigars during the year ended December 31, 2014 generating revenue in the amount of $81,456. We also commenced manufacturing our proprietary cigarette brands and an MSA brand for a chain of independent smokeshops during the fourth quarter of 2014. Sales of these brands commenced during the first quarter of 2015. NASCO will also continue to manufacture non-MSA filtered cigars.

Sales and marketing costs.

Sales and marketing costs were $85,930 for the year ended December 31, 2014, an increase of $76,878, or 849.3%, from $9,052 for the year ended December 31, 2013. The increase is primarily the result of costs associated with participation in tobacco industry trade shows, RED SUN packaging design costs, and materials used for marketing trips to Europe and Asia.

Amortization and depreciation expense.

Amortization and depreciation expense for the year ended December 31, 2014 amounted to $462,772, an increase of $318,483 or 220.7% from $144,289 for the year ended December 31, 2013. Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the year ended December 31, 2014 was $232,760 an increase of $91,499 or 64.8% from $141,261 for the year ended December 31, 2013. The increase is primarily due to an adjustment to the 2013 amortization that was recorded in the first quarter of 2014 and by amortization on additional investments in patents during the years ended December 31, 2014 and 2013 in the amount of $641,866 and $332,826, respectively, partially offset by a change in the estimated useful lives of one of the patent families during the year ended December 31, 2013. Depreciation expense for the year ended December 31, 2014 was $230,012, an increase of $226,984 from $3,028 for the year ended December 31, 2013. This increase is mainly due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Warrant liability loss - net.

The warrant liability loss of $3,676,691 for the year ended December 31, 2014 was due to an increase in the warrants liability recorded in the first quarter of 2014 in the amount of $3,841,943 in conjunction with the Warrant Amendment program offset by a decrease in the estimated fair value of the warrants during the year in the amount of $165,252, primarily attributable to the decrease in the Company’s underlying stock price from $2.14 per share at December 31, 2013, as compared to $1.65 per share at December 31, 2014.

In a private placement in the first quarter of 2013, we issued warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants, the value exceeded that total consideration received by an aggregate of $3,987,655 resulting in an immediate charge to expense for this amount. In connection with the exercise of 1,101,034 Series B Warrants in July 2013, we issued a like number of Series C Warrants which were accounted for as derivatives and upon issuance a liability at the estimated fair value was recorded. At the date of issuance of these warrants, the value was estimated to be $1,622,069 which exceeded the sum of the net proceeds received in the exercise and the reclassification of warrant liability to capital by $343,079 resulting in an immediate charge to expense for this amount. These two charges added to the loss on warrant liability of $19,271,977, resulting from an increase in the fair value during the year ended December 31, 2013 for all warrants we have issued, resulting in a total loss on warrant liability-derivative for the year of $23,602,711. The loss on warrant liability of $19,271,977 was primarily the result of an increase in the Company’s underlying stock price from $0.75 per share at December 31, 2012, as compared to $2.14 per share at December 31, 2013.

Future periods will reflect a gain or loss based on the change in the fair value of the derivatives, which is based on a number of factors including the Company’s stock price.

Loss on equity investment.

The loss on equity investment of $101,165 for the year ended December 31, 2014, consists of (i) our 25% share of Anandia’s net loss from our initial April 11, 2014 investment in Anandia through December 31, 2014 in the amount of $84,350, plus (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the book value of the net assets of Anandia in the amount of $16,815.

Interest expense and amortization of debt discount and expense.

Interest expense and amortization of debt discount and debt issuance costs decreased during the year ended December 31, 2014 to $7,094 from $748,605 during the year ended December 31, 2013. This decrease of $741,511 or 99.1% was primarily the result of a decrease in the amortization of debt discount and debt issuance costs relating to convertible notes issued on August 9, 2012 that were converted into common stock in August of 2013, payment of the majority of the Company’s interest bearing debt in the fourth quarter of 2013, and the recording as interest expense the excess of the fair value of warrants issued during the year ended December 31, 2013 over the proceeds realized in the amount of approximately $509,000. The Company’s demand bank loan is the only remaining interest bearing debt outstanding at December 31, 2014.

Net loss.

We had a net loss for the year ended December 31, 2014 of $15,595,358 as compared to a net loss of $26,153,158 for the year ended December 31, 2013. The decrease in the net loss of $10,557,800 or 40.4%, was primarily the result of a decrease in the warrant liability loss - net in the amount of $19,926,020, a decrease in interest expense and amortization of debt discount in the amount of $741,511, a decrease in the warrant amendment inducement expense of $3,591,765 and an increase in the gain on the sale of machinery and equipment of $71,121, offset by a decrease in gross profit of $6,786,157, an increase in operating expenses of $6,763,271, and a decrease in other income of $206,374.

Liquidity and Capital Resources

Working Capital

As of December 31, 2014, we had working capital of approximately $8.0 million, as compared to working capital of approximately $6.8 million at December 31, 2013, an increase of approximately $1.2 million. The $1.2 million increase in working capital was primarily the result of net working capital remaining from the net proceeds of the $9.3 million raised in the September 2014 common stock private placement after operating and investing activities during the year ended December 31, 2014.

We must successfully execute our business plan to increase revenue in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. The Company’s Form S-3 universal shelf registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2014, and became effective on June 5, 2014. The universal shelf registration statement will allow, but not compel, the Company to raise up to $45 million of capital over a three-year period through a wide array of securities at times and in amounts to be determined by the Company. There can be no assurance that additional capital, if required, will be available on acceptable terms or at all.

Cash demands on operations

In 2014, we had an operating loss of approximately $11.7 million and used cash in operations of approximately $6.6 million during the year ended December 31, 2014. Excluding contract growing of our proprietary tobacco with farmers, extraordinary expenses such as potential clinical trials, capital expenses for our factory, and initial expenses associated with the launch of our RED SUN cigarette brand, our monthly cash expenditures are approximately $500,000. We believe that cash on hand at December 31, 2014 of $6,402,687 is adequate to sustain operations and meet all current obligations as they come due for a period of approximately 12 months.

Net Cash (used in) provided by Operating Activities

In the year ended December 31, 2014, $6,582,730 of cash was used operating activities compared to $3,855,834 of cash provided by operating activities in the year ended December 31, 2013, a decrease of $10,438,564. This decrease in cash provided by operations was mainly due to the license revenue received from BAT under the Research License and Commercial Option Agreement in the amount of $7,000,000 in 2013 as compared to no revenue from licensing in 2014. In addition, approximately $3,400,000 in additional cash was consumed in operating activities.

Net Cash used in Investing Activities

In the year ended December 31, 2014, we used $2,707,992, as compared to $3,742,789 of cash used in investing activities during the year ended December 31, 2013, a decrease of $984,797. The decrease in cash used in investing activities is primarily due to a decrease in the acquisition of machinery and equipment in the amount of $3,239,966, and an increase in proceeds received on the sale of machinery and equipment in the amount of $631,484, offset by increases in the acquisition of patents and trademarks of $436,653, license fees of $1,450,000, the cash portion of the equity investment in Anandia of $700,000, and the cash portion of the NASCO transaction of $250,000.

Net Cash from Financing Activities

During the year ended December 31, 2014, we generated $9,862,810 from our financing activities, as compared to $5,717,366 of cash generated from financing activities during the year ended December 31, 2013, an increase of $4,145,444. The $9,862,810 generated during the year ended December 31, 2014 was mainly the a result of net cash proceeds received from a common stock private placement in September 2014, in the amount of $9,324,088, and net cash proceeds from the exercise of stock warrants and stock options in the amount of $535,251. The $5,717,366 of cash generated during the year ended December 31, 2013 was primarily the result of the net proceeds from the Series A-1 Preferred stock placement in the amount of $2,034,664, net cash proceeds received from the exercise of warrants in the amount of $2,254,999, proceeds received from the issuance of notes payable in the amount of $150,000, proceeds received from the exercise of stock options in the amount of $5,200, and net cash proceeds received from the Warrant Exchange Program in the amount of $3,239,385. These proceeds raised were partially offset by payments on notes payable, convertible notes payable and net payments to related parties and officers in the amount of $1,620,299, $339,250 and $8,993, respectively.

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

We were chosen to be a subcontractor for a government contract between RTI International (“RTI”) and NIDA to supply research cigarettes to NIDA. These government research cigarettes are distributed under the Company’s mark SPECTRUM. Future revenue under this arrangement is expected to be related to the delivery of SPECTRUM and will be recognized at the point the product is shipped and title has transferred. In September 2013, we received a purchase order for an additional 5.5 million SPECTRUM research cigarettes that were manufactured and shipped in January 2014. Total revenue from this order was approximately $447,535 and a down payment on the order was received in the fourth quarter of 2013 in the amount of $179,014. The down payment has been recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

As described above, we license our patented technology to third parties. Revenue is recognized from licensing arrangements as contractually defined in licensing agreements. We account for milestone elements contained in licensing agreements in accordance with ASC 605. Simultaneous with the signing of the Research License and Commercial Option Agreement, BAT paid us a non-refundable $7,000,000. Revenue was recognized for this amount since delivery of the patented technology took place, we had no further performance obligations, and the fee was fixed.  We will be entitled to receive additional payments from BAT, up to an additional $7,000,000, during the Research Term in the event certain milestones are met by BAT with respect to BAT’s research and development of our patent rights licensed by the Company to BAT. There are four separate milestones, two of which BAT would pay us $2 million for each milestone achieved, and two of which BAT would pay us $1.5 million for each milestone achieved. In addition, the Company could earn additional future royalties if BAT elects to exercise the Commercial Option Agreement during the Research Term.

No amount related to the research milestones was recognized during 2014 or 2013. A portion of the patented technology sublicensed to BAT was exclusively licensed to 22nd Century Ltd. by NRC. Pursuant to the terms of the license agreement with NRC, 22nd Century Ltd. was obligated to make a royalty payment to NRC from the monies received from BAT. During the quarter ended September 30, 2014, 22nd Century Ltd. and NRC mutually agreed on a payment of $660,000 that was paid in December 2014. 22nd Century Ltd. had previously estimated the payment to be $413,566. The difference in the amount of $246,434 has been recorded as Royalty for licensing in the Cost of goods sold section of the Company’s Consolidated Statements of Operations for the year ended December 31, 2014.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (e.g., patents and trademarks) are reviewed annually for impairment. We have not recognized any impairment losses during the two year period ended December 31, 2014.

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

Income taxes

The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards. In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2014 and 2013.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of December 31, 2014 would have the impact of increasing or decreasing the liability by approximately $22,000.

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

Inflation

Inflation did not have a material effect on our operating results for the years ended December 31, 2014 and 2013.

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

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act (defined below) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our president and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures were not effective and that material weaknesses described below exist in our internal control over financial reporting based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the president and the chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2014, that our internal controls over financial reporting were not effective and that material weaknesses exist in our internal control over financial reporting.  The material weakness consists of controls associated with segregation of duties and controls associated with accounting for complex and non-routine transactions relating to certain equity and derivative instruments. To address the material weakness we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Freed Maxick CPA’s, P.C., the Company’s independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2014, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their reports, which are included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited 22nd Century Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

Material weaknesses related to financial closing and reporting process.

The Company did not maintain a sufficient complement of qualified accounting staff resulting in ineffective controls due to a lack of segregation of duties and a lack of secondary review. Additionally, the Company did not maintain sufficient technical resources to ensure that the financial statements and notes to the financial statements were presented fully in accordance with GAAP and with all required disclosures. The Company’s corporate accounting and financial reporting function is currently performed by one person on staff. That person performs nearly all aspects of the financial reporting process, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries, the responsibility to perform reconciliations of account balances, as well as the responsibility for the preparation of the financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated February 5, 2015 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows of the Company for the years then ended and our report dated February 5, 2015 expressed an unqualified opinion.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York
February 5, 2015

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2015 Annual Meeting of Stockholders.

Set forth below is information regarding our directors, executive officers and key personnel.

Name	Age	Position

Henry Sicignano, III	47	President, Chief Operating Officer and Director
John T. Brodfuehrer	57	Chief Financial Officer and Treasurer
Michael R. Moynihan, Ph.D.	62	Vice President of R&D
Thomas L. James, Esq.	56	Vice President, General Counsel and Secretary
Joseph Alexander Dunn, Ph.D.	61	Director*
James W. Cornell	58	Director**
Richard M. Sanders	61	Director***
Joseph Pandolfino	46	Director****

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

**** Since October 25, 2014, Mr. Pandolfino ceased serving as an employee of 22nd Century Group, Inc. and its affiliates.

Code of Ethics

In 2006, we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics is available on our website at xxiicentury.com and will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make a written request to our President c/o 22nd Century Group, Inc., 9530 Main Street, Clarence, New York 14031. Future material amendments or waivers relating to the Code of Ethics will be disclosed on our website referenced in this paragraph within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2015 Annual Meeting of Stockholders .

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2015 Annual Meeting of Stockholders .

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2015 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2015 Annual Meeting of Stockholders .

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited the accompanying consolidated balance sheets of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), 22nd Century Group, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission in 1992. Our report dated February 5, 2015 expressed an opinion that 22nd Century Group, Inc. had not maintained effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

February 5, 2015

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2014	2013

ASSETS
Current assets:
Cash	$6,402,687	$5,830,599
Due from related party	46,069	42,069
Due from officers	-	7,471
Inventory, net	2,064,796	1,406,280
Prepaid consulting fees	1,978,785	-
Prepaid expenses and other assets	214,469	-
Machinery and equipment held for resale	-	457,696
Total current assets	10,706,806	7,744,115

Machinery and equipment, net	2,850,615	2,997,760

Other assets:
Intangible assets, net	7,077,759	1,544,869
Equity investment	1,318,335	-
Total other assets	8,396,094	1,544,869

Total assets	$21,953,515	$12,286,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$174,925	$174,925
Current portion of note payable	320,513	-
Accounts payable	884,412	54,665
Accrued expenses	1,081,545	575,730
Accrued severance	212,012	-
Deferred revenue	-	179,014
Total current liabilities	2,673,407	984,334

Long-term portion of note payable	605,217	-
Long-term portion of accrued severance	412,308	-
Warrant liability	3,042,846	3,779,522
Total liabilities	6,733,778	4,763,856

Commitments and contingencies (Note 17)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
64,085,042 common shares (56,902,770 at December 31, 2013)	641	569
Capital in excess of par value	70,744,190	47,452,055
Accumulated deficit	(55,525,094)	(39,929,736)
Total shareholders' equity	15,219,737	7,522,888

Total liabilities and shareholders' equity	$21,953,515	$12,286,744

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2014	2013

Revenue:
Royalties from licensing	$-	$7,000,000
Sale of products	528,991	278,383
	528,991	7,278,383
Cost of goods sold:
Royalties for licensing	246,434	413,566
Products	252,002	48,105
	498,436	461,671

Gross profit	30,555	6,816,712

Operating expenses:
Research and development (including stock based compensation of $331,467 and $111,563, respectively)	1,249,007	744,230
General and administrative (including stock based compensation of $4,165,078 and $2,250,399, respectively)	8,793,151	4,106,694
Pre-manufacturing facility costs (including stock based compensation of $27,923 and $0, respectively)	1,176,676	-
Sales and marketing costs	85,930	9,052
Amortization and depreciation	462,772	144,289
	11,767,536	5,004,265

Operating (loss) income	(11,736,981)	1,812,447

Other income (expense):
Warrant liability loss - net	(3,676,691)	(23,602,711)
Warrant amendment inducement expense	(144,548)	(3,736,313)
Gain on the sale of machinery and equipment	71,121	-
Loss on equity investment	(101,165)	-
Income tax credit refund	-	122,024
Interest expense and amortization of debt discount and expense:
Related parties	-	(17,889)
Other	(7,094)	(730,716)
	(3,858,377)	(27,965,605)

Net loss	$(15,595,358)	$(26,153,158)

Loss per common share - basic and diluted	$(0.26)	$(0.60)

Common shares used in basic earnings per share calculation	59,993,413	43,635,182

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2014 and 2013

	Preferred	Common	Par value	Par value
	Shares	Shares	of Preferred	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Outstanding	Shares	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	-	34,286,979	$-	$344	$7,645,017	$(13,776,578)	$(6,131,217)

Common stock issued upon exercise of Convertible Notes	-	2,406,720	-	24	(24)	-	-

Preferred stock issued in January 2013 private placement	2,500	416,666	-	4	(4)	-	-

Conversion of preferred stock to common stock	(2,500)	4,166,666	-	42	(42)	-	-

Exercise of warrants	-	6,820,218	-	68	14,097,526	-	14,097,594

Exercise of options	-	20,000	-	-	5,200	-	5,200

Stock based compensation	-	2,820,000	-	28	2,361,934	-	2,361,962

Other contributed capital	-	-	-	-	1,660	-	1,660

Warrant exchange program	-	5,804,368	-	58	23,340,789	-	23,340,847

Common stock issued in payment of accrued dividends	-	161,153	-	1	(1)	-	-

Net loss	-	-	-	-	-	(26,153,158)	(26,153,158)

Balance at December 31, 2013	-	56,902,770	$-	$569	$47,452,055	$(39,929,736)	$7,522,888

Stock based compensation	-	1,282,768	-	13	2,433,240	-	2,433,253

Warrants issued as compensation for services	-	-	-	-	1,260,000	-	1,260,000

Exercise of warrants	-	1,167,737	-	12	486,939	-	486,951

Exercise of options	-	70,000	-	1	48,299	-	48,300

Common stock issued in September 2014 private placement	-	3,871,767	-	39	9,324,049	-	9,324,088

Stock issued in connection with acquisition of NASCO Products, LLC	-	640,000	-	6	1,951,994	-	1,952,000

Stock issued in connection with equity investment	-	150,000	-	1	394,499	-	394,500

Other capital contribution	-	-	-	-	25,200	-	25,200

Warrant amendments	-	-	-	-	7,367,915	-	7,367,915

Net loss	-	-	-	-	-	(15,595,358)	(15,595,358)

Balance at December 31, 2014	-	64,085,042	$-	$641	$70,744,190	$(55,525,094)	15,219,737

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(15,595,358)	$(26,153,158)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Amortization and depreciation	462,772	144,289
Amortization of license fees	32,524	-
Amortization of debt issuance costs	-	4,232
Amortization of debt discount	-	134,296
Loss on equity investment	101,165	-
Gain on the sale of machinery and equipment	(71,121)	-
Interest due to debt conversion	-	526,448
Warrant liability loss	3,676,691	23,602,711
Warrant amendment inducement expense	144,548	3,736,313
Equity based employee compensation expense	2,293,083	980,162
Equity based payments for outside services	2,231,385	1,381,800
Severance expense	624,320
(Increase) decrease in current assets:
Inventory	(620,660)	(175,754)
Prepaid expenses and other assets	(214,469)	10,044
Increase (decrease) in current liabilities:
Accounts payable	625,389	(629,101)
Accrued interest payable to related parties	-	(3,567)
Accrued expenses	(93,985)	118,105
Deferred revenue	(179,014)	179,014
Net cash (used in) provided by operating activities	(6,582,730)	3,855,834
Cash flows from investing activities:
Acquisition of patents and trademarks	(726,989)	(290,336)
Acquisition machinery and equipment	(212,487)	(2,994,757)
Purchase of machinery and equipment held for resale	-	(457,696)
Payment of license fees	(1,450,000)	-
Acquisition of NASCO Products, LLC	(250,000)	-
Proceeds from the sale of machinery and equipment	631,484	-
Equity investment and advance	(700,000)	-
Net cash used in investing activities	(2,707,992)	(3,742,789)
Cash flows from financing activities:
Net proceeds from exercise of warrants	486,951	2,254,999
Net proceeds from exercise of options	48,300	5,200
Net proceeds from warrant exchange program	-	3,239,385
Proceeds from issuance of notes	-	150,000
Payments on borrowings - notes payable	-	(1,620,299)
Payments on borrowings - convertible notes	-	(339,250)
Net proceeds from September 2014 common stock private placement	9,324,088	-
Net proceeds from January 2013 preferred stock private placement	-	2,034,664
Other capital contribution	-	1,660
Net payments to related party	(4,000)	(5,100)
Net advances from (to) officers	7,471	(3,893)
Net cash provided by financing activities	9,862,810	5,717,366
Net increase in cash	572,088	5,830,411
Cash - beginning of period	5,830,599	188
Cash - end of period	$6,402,687	$5,830,599

Cash paid during the period for interest	$7,094	$135,247
Cash paid during the period for income taxes	$-	$-

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31,

	2014	2013
Supplemental disclosure of investing and financing activities
Reclassification of derivative liability to equity due to warrant amendments	$7,367,915	$14,433,178

Patent and trademark additions included in accounts payable	$193,454	$42,490

Machinery and equipment additions included in accounts payable	$10,904	$-

License fee included in accrued expenses	$300,000	$-

Equity investment included in accrued expenses	$325,000	$-

Issuance of common stock for equity investment	$394,500	$-

Issuance of common stock for acquisition of NASCO Products, LLC	$1,952,000	$-

Issuance of warrants as a derivative liability issued under a consulting agreement and included in prepaid consulting fees	$2,810,000	$-

Warrants issued under a consulting agreement resulting in an increase in capital and included in prepaid consulting fees	$1,260,000	$-

Reclassification of machinery and equipment purchases to inventory	$37,856	$-

Other capital contribution	$25,200	$-

Patent additions acquired with note payable	$925,730	$-

Accounts payable converted to promissory notes	$-	$769,377

Accrued interest converted to promissory notes	$-	$26,422

Notes payable and accrued interest converted to common shares	$-	$1,650,305

Common stock issued in payment of preferred stock dividend payable	$-	$93,361

Common stock issued for fees relating to January 2013 preferred stock private placement	$-	$416,666

Refinance of convertible note to note payable	$-	$57,500

Issuance of warrants as derivative liability instruments and reduction of capital	$-	$5,675,634

Increase in warrant liability and reduction in capital as a result of lowering the exercise price on certain warrants	$-	$626,328

Reclassification of derivative liability to equity due to warrant exchange program	$-	$19,639,465

Common stock issued for fees relating to December 2013 warrant exchange program	$-	$462,000

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2014

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, Inc. (“22nd Century Group”), its three wholly-owned subsidiaries, 22nd Century Limited, LLC (“22nd Century Ltd”), NASCO Products, LLC (“NASCO”), and Botanical Genetics, LLC (“Botanical Genetics”), and a 51% owned subsidiary, 22nd Century Asia Ltd. (“22nd Century Asia”), and two wholly-owned subsidiaries of 22nd Century Ltd, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Hercules Pharmaceuticals, LLC (“Hercules Pharma”) (collectively, “the Company”). All intercompany accounts and transactions have been eliminated.

Nature of Business - 22nd Century Ltd, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 128 issued patents plus an additional 52 pending patent applications. The patents owned by or exclusively licensed to us include patents issued in 96 countries. Goodrich Tobacco and Hercules Pharma are business units for the Company’s (i) premium cigarettes and potential modified risk tobacco products and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the Settling States under the MSA, and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group, and was incorporated to facilitate an equity investment more fully described in Note 10. 22nd Century Asia was newly-formed during the third quarter of 2014 in connection with the Company’s efforts to sell its proprietary tobacco products in Asia, more fully described in Note 6.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in financial institutions. Although the cash accounts exceed the federally insured deposit amount, management does not anticipate nonperformance by the financial institutions. Management reviews the financial viability of these institutions on a periodic basis.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined using an average cost method for tobacco leaf inventory and the first-in, first-out (FIFO) method on all other inventories. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at December 31, 2014 and 2013 consist of the following:

	December 31, 2014	December 31, 2013

Inventory - tobacco leaf	$1,537,521	$1,398,747
Less: inventory reserve	50,623	50,623
Inventory - tobacco leaf, net	1,486,898	1,348,124

Inventory - finished goods
Cigarettes and filtered cigars	154,568	13,206

Inventory - raw materials
Cigarette and filtered cigar components	423,330	44,950

	$2,064,796	$1,406,280

Fixed assets – Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 10 years. Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco Master Settlement Agreement (“MSA”), and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expire in 2019 and 2028 (the assets’ estimated lives, respectively). Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA and acquiring the predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at December 31, 2014 and December 31, 2013 consist of the following:

	December 31, 2014	December 31, 2013
Intangible assets, net
Patent and trademark costs	$4,405,586	$2,559,412
Less: accumulated amortization	1,247,303	1,014,543
Patent and trademark costs, net	3,158,283	1,544,869

License fees, net (see Note 17)	1,450,000	-
Less: accumulated amortization	32,524	-
License fees, net	1,417,476	-

MSA signatory costs (see Note 7)	2,202,000	-

License fee for predicate cigarette brand	300,000	-

	$7,077,759	$1,544,869

Amortization expense relating to the above intangible assets for the years ended December 31, 2014 and 2013 amounted to $265,284 and $141,261, respectively.

During the year ended December 31, 2013, the Company changed the estimated useful life of one of the patent families. The change did not have a material impact on the financial statements.

The estimated annual average amortization expense for the next five years is approximately $310,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the years ended December 31, 2014 or 2013.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2014 and 2013.

The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2013 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2014.

Refundable taxes and tax credits – The Company accounts for income tax refunds or tax refundable tax credits as discrete items and recognized the amount in the period in which the funds are received. During the year ended December 31, 2013, the Company received notice from the New York State Department of Taxation and Finance of a no change audit with respect to its income tax return filed for the period ending September 30, 2011. The subject return contained a refundable credit in the amount of $122,024.  The refund was recorded as Other income in the Company’s Consolidated Statement of Operations for the year ended December 31, 2013. There were no such transactions during the year ended December 31, 2014.

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

Revenue Recognition – The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette federal excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM research cigarettes and exported cigarettes, to which such taxes do not apply.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014. Total revenue from this order was approximately $448,000 for the year ended December 31, 2014. A down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

The Company licenses its patented technology to third parties. Revenue is recognized from licensing arrangements as contractually defined in licensing agreements. The Company accounts for milestones elements contained in licensing agreements in accordance with ASC 605. On October 1, 2013, 22nd Century Ltd entered into a worldwide Research License and Commercial Option Agreement (the “Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc, that grants BAT access to 22nd Century Ltd’s patented technology which alters levels of nicotinic alkaloids in tobacco plants. Simultaneous with the signing of the Agreement, BAT paid the Company a non-refundable $7,000,000. The Company will be entitled to receive additional payments from BAT of up to an additional $7,000,000 during the term of the Research License in the event certain milestones are met with respect to the ongoing research and development of the Company’s licensed technology to BAT. No amount related to the additional research milestones was recognized during the year ended December 31, 2014. During the term of the Research License, BAT will have the option to enter into a Commercial License agreement which will provide for future annual payments, royalty payments and minimum annual royalties. A portion of the patented technology sublicensed to BAT was exclusively licensed to 22nd Century Ltd by a third party licensor proir to the acquisition by 22nd Century Ltd of such patented technology from such licensor on December 23, 2014 (see Note 12 for the more detailed discussion). Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd was obligated to make a royalty payment to the licensor with respect to a portion of the non-refundable $7,000,000 paid by BAT to the Company on October 1, 2013. From October 2013 to September 2014, 22nd Century Ltd and the third party licensor were in discussions as to the amount of royalty due to the licensor from 22nd Century Ltd. During the quarter ended September 30, 2014, 22nd Century Ltd and the third party licensor mutually agreed on a payment of $660,000 that was paid in December 2014. 22nd Century Ltd had previously estimated the payment to be $413,566. The difference in the amount of $246,434 has been recorded as Royalty for licensing in the Cost of goods sold section of the Company’s Consolidated Statements of Operations for the year ended December 31, 2014.

Derivatives – The Company does use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.   The methodology for valuing outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments -   Financial instruments include cash, receivables, accounts payable, accrued expenses, demand bank loan, and warrant liability.  Other than warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date.  The determination of the fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 15.

Equity Investments – The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee.

Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, ”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and have not yet determined the method by which it will adopt the standard in 2017.

NOTE 2. – NYSE MKT EXCHANGE

On March 11, 2014, the Company’s common stock began trading on the NYSE MKT exchange under the ticker symbol XXII. The Company’s common stock had been previously quoted on the OTC Bulletin Board under the ticker symbol of XXII.OB.

NOTE 3. – FINANCIAL CONDITION

At December 31, 2014, the Company had current assets of $10,706,806 and current liabilities of $2,673,407 resulting in positive working capital of $8,033,399. Cash on hand at December 31, 2014 was $6,402,687.  The Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period of approximately 12 months.

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

NOTE 4. – SEPTEMBER 2014 COMMON STOCK PRIVATE PLACEMENT

On September 17, 2014, the Company issued 3,871,767 shares of its common stock for $10,000,000. Net cash proceeds from the issuance were $9,324,088 after deducting expenses associated with the common stock issuance.

As a condition of the private placement, the parties executed a Registration of Rights Agreement pursuant to which the Company agreed to provide certain registration rights with respect to certain of the issued securities under the Securities Act of 1933. Accordingly, on October 10, 2014, the Company filed a Form S-3 Registration Statement with the SEC. On October 23, 2014, the SEC declared the Registration Statement effective.

NOTE 5. - JANUARY 2013 PREFERRED STOCK PRIVATE PLACEMENT

On January 11, 2013, the Company sold 2,500 shares of newly created Series A-1 10 % Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and warrants for $2.5 million. Net proceeds from this issuance were $2.035 million. During 2013, all Series A-1 Preferred Stock was converted into shares of the Company’s common stock and all related warrants to purchase shares of the Company’s common stock were exercised. Net proceeds from the exercise of warrants to purchase shares of the Company’s common stock were $2.090 million.

NOTE 6. – CONSULTING AGREEMENT AND JOINT VENTURE

In connection with a joint venture arrangement entered into on September 29, 2014 by the Company’s newly-formed and 51% owned subsidiary, 22nd Century Asia, the Company entered into a six-month Consulting Agreement (the “Consulting Agreement”) with Crede CG III, Ltd. (“Crede”). Crede will provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products into the Asian market. In connection with the Company’s entry into such a joint venture and the Consulting Agreement, the Company issued Crede 1,250,000 Tranche 1A Warrants (the “Tranche 1A Warrants”) and 1,000,000 Tranche 1B Warrants (the “Tranche 1B Warrants”). The Tranche 1A Warrants have an exercise price of $3.36 per share and the Tranche 1B Warrants have an exercise price of $2.5951 per share. The Tranche 1A Warrants and the Tranche 1B Warrants each have a term of two years and are exercisable at any time. In addition, the Company issued 1,000,000 Tranche 2 Warrants (the “Tranche 2 Warrants”) and 1,000,000 Tranche 3 Warrants (the “Tranche 3 Warrants”). The Tranche 2 Warrants and the Tranche 3 Warrants each have a term of 5 years and an exercise price of $3.3736 per share. The Tranche 2 Warrants and Tranche 3 Warrants only become exercisable if certain revenue milestones are met by 22nd Century Asia subsequent to a certain commencement date, such commencement date likely to occur between January 1, 2016 and January 1, 2017, and the Company is cash flow positive from its investment in 22nd Century Asia. The Tranche 1A Warrants, the Tranche 1B Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants all contain a traditional cashless exercise provision.

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

The Company valued the Tranche 1A Warrants and Tranche 1B Warrants using the Black-Scholes pricing model as of the date of issuance. The resulting fair value of the Tranche 1A Warrants and Tranche 1B Warrants amounted to $2,810,000 and $1,260,000, respectively, and have been recorded as Prepaid consulting fees on the Company’s Consolidated Balance Sheets and are being amortized over the six month term of the Consulting Agreement. During the year ended December 31, 2014, $2,091,215 of the Prepaid consulting fees were amortized and are included in General and administrative costs on the Company’s Consolidated Statements of Operations. The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As such, the fair value of the Tranche 1A Warrants are included in the Warrant liability on the Company’s Consolidated Balance Sheets at December 31, 2014. The Tranche 1B Warrants do not contain such Exchange Rights and accordingly the fair value has been recorded as an increase in capital. No value has been assigned to the Tranche 2 Warrants and the Tranche 3 Warrants as they are not exercisable until certain revenue milestones are attained, as described above.

NOTE 7. – BUSINESS COMBINATION

On September 17, 2013, the Company entered into a Membership Interest Purchase Agreement, which was subsequently amended on May 13, 2014, to purchase all of the issued and outstanding membership interests of NASCO Products, LLC (“NASCO”), a North Carolina limited liability company (the “Transaction”). NASCO is a federally licensed tobacco product manufacturer and a participating member of the tobacco Master Settlement Agreement known as the MSA, an agreement among 46 U.S. states and the tobacco industry administered by the National Association of Attorneys General (“NAAG”). The Transaction was subject to various conditions, including the required consents of the Settling States of the MSA to an amendment of NASCO’s existing adherence agreement to the MSA, with the Company becoming a signatory to such amended adherence agreement as part of the Company’s acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement under the MSA, and accordingly, the Transaction closed on August 29, 2014.

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

In connection with the initial recording of the acquisition the Company recorded a deferred tax liability associated with the excess of the book value over the tax basis of assets acquired during the third quarter of 2014. During the final accounting for the acquisition it was determined that the book and tax basis were equal and the need for the deferred tax liability was no longer necessary. As a result, the initial recording of the deferred tax liability and associated goodwill from August 2014 was reversed.

NOTE 8. – MANUFACTURING FACILITY

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

The Company’s warehouse and cigarette manufacturing facility was primarily in a pre-manufacturing stage during the year ended December 31, 2014. During this time period, the Company incurred various expenses to prepare the facility for production. Expenses incurred during the year ended December 31, 2014 amounted to $1,176,676 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and are reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations. During the second quarter of 2014, the Company placed $2,997,140 of cigarette manufacturing equipment in service. Depreciation taken on the equipment during the year ended December 31, 2014 amounted to $224,519 and is included in Amortization and depreciation on the Company’s Consolidated Statements of Operations. The Company did manufacture a quantity of filtered cigars during the year ended December 31, 2014 resulting in revenue of $81,456. As discussed in Note 7, on August 29, 2014, the Company closed on the acquisition of NASCO. Accordingly, the Company and NASCO are now signatories under the MSA. NASCO commenced manufacturing the Company’s proprietary cigarette brands and an MSA brand for an independent chain of retail smoke shops during the fourth quarter of 2014 at its manufacturing facility. Sales of these MSA brands commenced during the first quarter of 2015. NASCO will also continue to manufacture non-MSA filtered cigars.

NOTE 9. – MACHINERY AND EQUIPMENT

Machinery and equipment at December 31, 2014 and 2013 consists of the following:

	December 31,	December 31,
	2014	2013
Cigarette manufacturing equipment	$3,031,375	$3,220,000
Office furniture, fixtures and equipment	55,355	17,059
Leasehold improvements	-	14,500
Deposit for purchase of machine parts and other assets	-	210,000
	3,086,730	3,461,559
Less: cigarette manufacturing equipment held for resale	-	457,696
	3,086,730	3,003,863
Less: accumulated depreciation	236,115	6,103
Machinery and equipment, net	$2,850,615	$2,997,760

On December 11, 2013 and January 13, 2014, the Company acquired machinery and equipment in the amount of $3,220,000 and $210,000, respectively, as described in Note 8. A portion of the equipment from these two transactions was not required for the Company’s manufacturing operations and was subsequently sold at auction during the first quarter of 2014. The Company allocated $457,696 and $88,167 of the purchase price of these sold assets from the two transactions, respectively. The Company realized net proceeds from the auction sale of $631,484, resulting in a gain on the sale of assets of $85,621. The remaining cigarette manufacturing equipment was placed in service during the second quarter of 2014. Depreciation expense was $230,012 and $3,027 for the years ended December 31, 2014 and 2013, respectively.

NOTE 10. – EQUITY INVESTMENT AND ADVANCE

On April 11, 2014, the Company, through a newly formed wholly-owned subsidiary, Botanical Genetics, LLC, entered into an investment agreement (the “Agreement”) with Anandia Laboratories, Inc., a Canadian plant biotechnology company (“Anandia”). The Agreement provided for the Company to make an initial investment of $250,000 in Anandia in return for (i) a ten percent (10%) equity interest in Anandia, and (ii) certain rights granted to the Company for four patent families (the “Intellectual Property”). The $250,000 investment was made on April 14, 2014. On September 15, 2014, certain milestones were achieved triggering an additional cash investment in Anandia in the amount of $450,000 in return for (i) an additional fifteen percent (15%) equity interest in Anandia, and (ii) a worldwide sublicense agreement to the Intellectual Property, including an exclusive sublicense agreement within the U.S. In addition, the Company issued 150,000 unregistered shares of the Company’s common stock to Anandia with a value on the day of issuance in the amount of $394,500, and on March 31, 2015, the Company will issue to Anandia unregistered shares of the Company’s common stock with an aggregate market value of $325,000 at the time of the issuance. The additional $325,000 payable in shares of common stock is included in the Equity investment and in Accrued expenses on the Company’s Consolidated Balance Sheets at December 31, 2014.

In January 2014, the Company made a non-interest bearing advance to Anandia in the amount of $92,894. $50,000 of this amount was applied to a sublicense fee paid to Anandia, under a certain sublicense more fully described in Note 17. The balance of $42,894 has been written off and is included in General and administrative expense on the Company’s Consolidated Statements of Operations.

The Company uses the equity method of accounting to record its 25% ownership interest in Anandia. As of December 31, 2014, the Company’s equity investment balance in Anandia was $1,318,335 and is classified within Other assets on the accompanying Consolidated Balance Sheets. As of December 31, 2014, the carrying value of our investment in Anandia was approximately $1,199,000 in excess of our share of the book value of the net assets of Anandia, with such difference attributable to intangible assets. This intangible asset is being amortized over the expected benefit period and this amortization expense of $16,815 has been included in the Loss on equity investment in the accompanying Consolidated Statements of Operations. In addition, the Company has recorded an equity loss of $84,350, representing 25% of Anandia’s net loss covering the period beginning with the Company’s initial investment through December 31, 2014, resulting in a total loss on equity investment of $101,165.

NOTE 11. - DEMAND BANK LOAN

The demand loan is among the Company’s short term liabilities and is payable to a commercial bank under a revolving credit agreement and is guaranteed by a former officer and current director of the Company. This loan had a balance of $174,925 at December 31, 2014 and 2013. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at December 31, 2014 and 2013. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all of the Company’s assets.

NOTE 12. - NOTES PAYABLE AND PATENT ACQUISITION

On December 22, 2014, the Company entered into a Purchase Agreement (the “Agreement”) with the National Research Council of Canada (“NRC”) to acquire certain patent rights that the Company had previously licensed from NRC under a license agreement between the parties. The Purchase Agreement provided for the payment by the Company to NRC of the total amount of $1,873,000, of which (i) $660,000 was required to be paid at the closing under the Purchase Agreement for the payment due in 2013 from the Company to NRC as a result of the monies received by the Company from BAT in October 2013, and (ii) the remaining balance of $1,213,000 being for the purchase of the NRC patent rights, of which $213,000 was paid in cash at the closing on December 23, 2014, and with the remaining $1,000,000 balance to be paid in three equal installments of approximately $333,333 in December of 2015, 2016 and 2017, respectively, with no interest on the installment payments unless the Company defaults in any such installment payment. As such, the Company computed the present value of the note payable using the Company’s incremental borrowing rate. The resulting present value of the note payable amounted to $925,730; with $320,513 and $605,217 recorded as the current and long-term portion of the note payable, respectively. The cost of the acquired patents in the amount of $1,138,730 (cash of $213,000 plus the discounted notes payable in the amount of $925,730) are included in Intangible assets, net on the Company’s Consolidated Balance Sheets. All previous license agreements between NRC and the Company were terminated as a condition of the Purchase Agreement. NRC has a security interest in these patent rights acquired by the Company from NRC until the note payable has been satisfied.

 NOTE 13. – SEVERANCE LIABILITY

As of December 31, 2014, the Company has recorded an accrual for service in the amount of $624,320 in accordance with FASB ASC 712. The severance accrual relates to the October 25, 2014 termination of Joseph Pandolfino, the Company’s former Chairman of the Board and Chief Executive Officer, pursuant to Section 4.2 (Termination by the Company Without Cause) of Mr. Pandolfino’s Employment Agreement, dated as of January 25, 2011. The Employment Agreement stipulates that Mr. Pandolfino shall receive severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. Amounts owed Mr. Pandolfino have been discounted using the Company’s incremental borrowing rate, resulting in current and long-term liabilities of $212,012 and $412,308, respectively. In addition, 320,000 unvested equity awards vested upon termination. The additional equity based compensation of approximately $60,000 associated with the vesting of these equity awards was recorded as expense during the fourth quarter of 2014.

NOTE 14. - DUE FROM RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”). AC is entirely owned by certain shareholders of the Company, including the Company’s former CEO and current director. During the years ended December 31, 2014 and 2013, transactions with AC consisted mainly of advances and repayments. The net amount due from AC amounted to $46,069 and $42,069 as of December 31, 2014 and 2013, respectively. No interest has been accrued or paid on amount due from or to AC and there are no repayment terms.

NOTE 15. - WARRANT EXCHANGE PROGRAM AND WARRANTS FOR COMMON STOCK

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

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrants on a cash basis, (ii) exercise their warrants on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrants in exchange for a reduction in the exercise price contained in their respective warrants. The warrant holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, subsequent warrant exercises during the year ended December 31, 2014, and additional warrants issued during the third quarter of 2014, there are 13,544,600 warrants outstanding at December 31, 2014 that do not contain the anti-dilution features. A total of 129,809 warrants containing anti-dilution features remain outstanding at December 31, 2014. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the completion of the Warrant Amendments. The Company estimated the total cost of inducement to be $144,548. This expense has been recorded as an Other expense on the Company’s Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital.

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

Outstanding warrants at December 31, 2014 consist of the following:

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

As a result of the Exchange Rights contained in the Tranche 1A Warrants, the financial instrument is considered a liability in accordance with FASB Accounting Standards Codification Topic 480 – “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount.

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes – Q1 2013	1,445,091
Fair value of warrant liability upon issuance - Q1 2013	6,022,319
Fair value of warrant liability upon issuance - Q2 2013	711,675
Fair value of warrant liability upon issuance - Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes - Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants – Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants - Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants - Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants - Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program - Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange Program - Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants – Q3 2014	2,810,000
Loss as a result of change in fair value	3,676,691
Fair value at December 31, 2014	$3,042,846

The aggregate net loss as a result of the Company’s warrant liability for the years ended December 31, 2014 and 2013 amounted to $3,676,691 and $19,271,977, respectively, which is included in Other income (expense) as part of Warrant liability loss – net in the accompanying Consolidated Statements of Operations. The loss for the year ended December 31, 2013, also includes a charge to Other income (expense) in the amount of $4,330,734 as a result of (i) warrant liabilities issued in connection with the Series A-1 Preferred Stock in excess of net proceeds raised in the amount of $3,987,655 in January 2013, and (ii) warrant liabilities issued in connection with the July 2013 issuance of 1,101,034 Series C Warrants in excess of the sum of the net process received upon exercise and the reclassification of the warrant liability to capital, in the amount of $343,079. Warrant liabilities issued during the year ended December 31, 2013, in connection with the December 14, 2011 convertible notes and the August 9, 2012 convertible notes converted to common stock in excess of the conversion amount by $17,386 and $509,062, respectively, were recorded as additional interest expense.

FASB ASC 820 - “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

A financial asset’s or a financial liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility. Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement (see Note 6)	4,250,000
Warrants exercised during 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at December 31, 2014	13,674,409

Composition of outstanding warrants:
Warrants containing anti-dilution feature	129,809
Warrants without anti-dilution feature	13,544,600 (1)
13,674,409

(1)	Include 1,250,000 warrants containing Exchange Rights (see Note 6 for detailed discussion).

NOTE 16. - RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k).  The plan covers all employees who meet the minimum eligibility requirements.  Under the 401(k) plan eligible employees are allowed to make voluntary deferred salary contribution to the plan, subject to statutory limits.  The Company has elected to make Safe Harbor Non-elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation.  Total employer contributions to the plan for the years ended December 31, 2014 and 2013 amounted to $27,485 and $34,873, respectively. The contribution for the year ended December 31, 2013 includes a contribution made for 2012 in the first quarter of 2013.

NOTE 17. – COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for each of 2014 and 2015 is $75,000, and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the years ended December 31, 2014 and 2013, the costs incurred related to capitalized patent costs and patent maintenance expense amounted to $123,968 and $101,902 respectively.

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

The Company has two other exclusive license agreements which require aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents. On December 22, 2014, the Company entered into a Purchase Agreement (see Note 12 for details) with one of these licensors to acquire certain patent rights the Company had previously licensed from such licensor. The Company has no future commitment to that licensor.

All payments made under the above referenced license agreements and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations.

On August 22, 2014, the Company entered into a Commercial License Agreement with Precision PlantSciences, Inc. (the “Precision License”). The Precision License grants the Company a non-exclusive, but fully paid up right and license to use technology and materials owned by Precision PlantSciences for a license fee of $1,250,000. An initial cash payment of $725,000 was made upon execution of the Precision License with an unconditional obligation to pay the remaining $525,000 in $25,000 increments as materials are provided to the Company. The remaining $525,000 was paid during December 2014. The Precision License continues through the life of the last-to-expire patent, which is expected to be in 2028.

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. There were no costs reimbursed under the License Agreement through December 31, 2014. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization during the year ended December 31, 2014 and 2013 amounted to $32,524 and $0, respectively, and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

Lease Agreements - On October 9, 2013, the Company executed a guaranty that guarantees performance by NASCO of its obligations to a landlord under a certain triple net lease of the same date between NASCO and a landlord for a manufacturing facility and warehouse located in North Carolina. Upon the NASCO transaction closing on August 29, 2014, the lease became a direct obligation of the Company. The lease commenced on January 14, 2014, and has an initial term of twelve (12) months. The lease contains four (4) additional extensions; one for an additional one (1) year and three for an additional two (2) years in duration, exercisable at the option of NASCO. The lease expense for the year ended December 31, 2014 amounted to $97,593. The future minimum lease payments under the lease are $123,000, $298,275, $338,250 and $338,250 during the one (1) year optional extension, and each of the three (3), two (2) year optional extensions, respectively.

The Company has extended the lease for its office space in Clarence, New York for a one-year renewal option expiring August 31, 2015, with the Company having the option to extend this lease for either or both of two (2) additional renewal periods, each consisting of one (1) year. Future minimum lease payments for the years ended December 31, 2015, 2016 and 2017 are approximately $44,000, $45,000 and $31,000, respectively, if the Company exercises each of the optional renewal periods.

On January 25, 2013, the Company entered into a two and one-half year lease for manufacturing space in Depew, New York, which commenced February 1, 2013. This lease was cancelled during the third quarter of 2014. There are no remaining rent commitments under this lease.

NOTE 18. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the year ended December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013

Net loss attributed to common shareholders	$(15,595,358)	$(26,153,158)

Denominator for basic earnings per share-weighted average shares outstanding	59,993,413	43,635,182

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	59,993,413	43,635,182

Loss per common share - basic and diluted	$(0.26)	$(0.60)

Securities outstanding that were excluded from the computation of earnings per share for the year ended December 31, 2014 and 2013 because they would have been anti-dilutive are as follows:

	December 31,	December 31,
	2014	2013
Warrants	13,674,409	10,653,469
Restricted stock	250,000	500,000
Options	890,000	660,000
	14,814,409	11,813,469

NOTE 19. - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP had a term of ten years and is administered by our Board of Directors (the “Board”) or a committee to be established by our Board (the “Administrator”), to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the EIP. On March 30, 2011, the Company filed a Form S-8 registration statement with the SEC to register all of the shares of common stock of 22nd Century Group that it may issue under the EIP.

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

During the year ended December 31, 2014, the Company issued restricted stock awards from the OIP for 147,556 restricted shares to eligible individuals having vesting periods ranging from zero to three years from the award date. All awards were valued at the closing price on the measurement date of the award.

For the years ended December 31, 2014 and 2013, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $2,293,082 and $998,214, respectively. The Company also recorded equity based compensation for the years ended December 31, 2014 and 2013 as payment to third parties for services rendered in the amount $140,170 and $1,363,748, respectively.

As of December 31, 2014, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $672,000, which is expected to be recognized approximately as follows: $473,000, $160,000, and $39,000 during 2015, 2016 and 2017, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2014 and 2013:

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

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at December 31, 2014	890,000	$1.38	8.0 years	$532,900

Exercisable at December 31, 2014	640,000	$0.89	7.7 years	$532,900

There were 300,000 options granted from the OIP during the year ended December 31, 2014 (215,000 options granted during the year ended December 31, 2013). The weighted average grant date fair value of options issued during the year ended December 31, 2014 was $2.07 ($0.68 for the year ended December 31, 2013). The total fair value of options that vested during the year ended December 31, 2014 amounted to $103,250 ($242,160 for the year ended December 31, 2013). During the year ended December 31, 2014, 70,000 options were exercised for cash proceeds of $48,300. During the year ended December 31, 2013, 20,000 options were exercised for cash proceeds of $5,200.

NOTE 20. - INCOME TAXES

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2014 and 2013.

The provision (benefit) for income taxes consists of the following:

	2014	2013

Current:
Federal	$-	$-
State	-	-
Total current	-	-

Deferred:
Federal	(3,494,787)	829,306
State	160,319	186,414
Total deferred	(3,334,468)	1,015,720
Change in valuation allowance	3,334,468	(1,015,720)
	$-	$-

The provision (benefit) for income tax varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2014	2013

Statutory federal rate	(34.0)%	(34.0)%
Permanent items	0.6	1.8
Derivative liability	8.4	35.5
Stock based compensation	2.5	-
State tax provision, net of federal benefit	1.1	0.5
Valuation allowance	21.4	(3.9)

Effective tax rate (benefit) provision	0.0%	0.0%

Individual components of deferred taxes consist of the following:

	2014	2013

Deferred tax assets:
Net operating loss carry-forward	$4,775,536	$2,616,624
Derivative liability	-	21,725
Inventory reserve	17,713	19,584
Stock-based compensation	809,319	131,450
Start-up expenditures	388,130	-
Loss on equity investment	35,398	-
Severance liability	218,450	-
Other	6,561	1,292
	6,251,107	2,790,675
Deferred tax liabilities:
Inventory	-	(52,445)
Fixed assets	(80,251)	(2,956)
Patents and trademarks	(624,010)	(523,157)
Other intangible assets	(21,986)	-
	(726,247)	(578,558)
Valuation allowance	(5,524,860)	(2,212,117)

Net deferred taxes	$-	$-

The Company has incurred a net operating loss of approximately $13,700,000 through December 31, 2014 and this amount is being carried forward to future years and expires in 2031 and 2032. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future before they expire, the company has recorded a valuation allowance to reduce the net deferred tax asset to zero. This NOL is included in the net deferred tax asset that has been fully offset by the valuation allowance.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return.   The Company has no uncertain tax positions as of December 31, 2014.

The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2013 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2014.

NOTE 21. - SUBSEQUENT EVENTS

On January 14, 2015, the Company’s Board of Directors approved the Company’s Compensation Committee recommendation to award officers, employees and directors of the Company stock awards in the form of stock options from the Company’s OIP in an aggregate amount of approximately $1,059,000. The stock options will be granted on February 16, 2015, with an exercise price based on the average closing price of the Company’s common stock for the three trading days immediately preceding the date of the grant.

On January 19, 2015, the Company became obligated to issue 70,423 shares of its common stock, par value $0.00001 per share, to Smoker Friendly International, LLC (“Smoker Friendly”) under the terms of an agreement between the Company and Smoker Friendly.

Item 15 (b)	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	Were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent develpoments.

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

Exhibit No.	Description

2.1	Membership Interest Purchase Agreement between 22nd Century Group, Inc. and Ralph Angiuoli dated September 17, 2013 (incorporated by reference to Form 8-K filed with the Commission on September 17, 2013).

2.2	First Amendment to Membership Interest Purchase Agreement, dated May 13, 2014, between 22nd Century Group, Inc. and Ralph Angiuoli (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on May 19, 2014)

2.3	Stock Purchase Agreement, dated September 17, 2014, by and between 22nd Century Group, Inc. and Crede CG III, Ltd. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on September 18, 2014)

2.4	Investment Agreement, dated April 11, 2014, by and between 22nd Century Group, Inc. and Anandia Laboratories Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on September 18, 2014)

2.5	Purchase Agreement, dated December 22, 2014, by and between 22nd Century Limited, LLC and the National Research Council of Canada (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on December 29, 2014)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 3, 2010).

3.1.1	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014)

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on January 30, 2014).

4.1	Form of Warrant dated as of January 25, 2011 issued to LLC members of 22nd Century Limited, LLC prior to the consummation of the Private Placement Offering upon consummation of the merger of 22nd Century Limited, LLC with the Company (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

4.2	Form of Warrant dated as of January 25, 2011 issued to investors in the Private Placement Offering upon consummation of the merger of 22nd Century Limited, LLC with the Company (Incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

4.3	Form of Warrant dated as of January 25, 2011 issued to the Placement Agent and Sub-Agent upon consummation of the merger of 22nd Century Limited, LLC with the Company (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

44

4.4	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

4.5	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2012).

4.6	Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2012).

4.7	Form of Tranche 1A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 30, 2014)

4.8	Form of Tranche 1B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on September 30, 2014)

4.9	Form of Tranche 2 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on September 30, 2014)

4.10	Form of Tranche 3 Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on September 30, 2014)

10.1†	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-8 filed with the Commission on March 30, 2011).

10.2†	Employment Agreement dated as of January 25, 2011 by and between the Company and Joseph Pandolfino (incorporated herein by reference to Exhibit 10.15 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.3†	Employment Agreement dated as of January 25, 2011 by and between the Company and Henry Sicignano III (incorporated herein by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.4†	Employment Agreement dated as of March 15, 2011 by and between the Company and Michael R. Moynihan (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 registration statement filed with the Commission on June 6, 2011).

10.5††	License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.5.1	Amendment dated August 9, 2012 to License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2012).

10.6††	License Agreement dated May 1, 2009 between The National Research Council of Canada and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.7	Letter Agreement between the Company and North Carolina State University dated November 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 23, 2011).

10.8†	Employment Agreement between John Brodfuehrer and the Company dated March 19, 2013 (incorporated by reference to Form 8-K filed on March 25, 2013).

10.9†	Form of Restricted Stock Award Agreement (incorporated by reference to Form 10-Q filed on May 10, 2013).

10.10†	Form of Stock Option Award Agreement (incorporated by reference to Form 10-Q filed on May 10, 2013).

10.11††	Research License and Commercial Option Agreement with British American Tobacco (Investments) Limited dated October 1, 2013 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on January 30, 2014).

10.12 †	22nd Century Group, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014)

10.13 †	Form of Restricted Stock Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2014)

10.14 †	Form of Stock Option Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on April 14, 2014)

10.15 †	Employment Agreement dated May 12, 2014 by and between the Company and Thomas James (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 14, 2014)

10.16	Registration Rights Agreement, dated September 17, 2014, by and between 22nd Century Group, Inc. and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 18, 2014)

10.17	Consulting Agreement, dated September 29, 2014, by and between 22nd Century Group, Inc., Crede CG III, Ltd. and Terren Peizer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 30, 2014)

45

21.1*	Subsidiaries

23.1*	Consent of Freed Maxick CPAs, P.C.

31.1*	Section 302 Certification

31.2*	Section 302 Certification

32.1*	Written Statement of Principal Executive Officer and Chief Financial Officer pursuant to 18.U.S.C §1350

101*	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*Filed herewith.

 †       Management contract or compensatory plan, contract or arrangement.

 ††  Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

46

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

22nd CENTURY GROUP, INC.

Date:	February 5, 2015	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President, Chief Operating Officer and Director
(Principal Executive Officer)

Date:	February 5, 2015	By:	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 5, 2015	By:	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Operating Officer and Director

Date:	February 5, 2015	By:	/s/ Joseph Alexander Dunn, Ph.D.
Joseph Alexander Dunn, Ph.D.
Director

Date:	February 5, 2015	By:	/s/ James W. Cornell
James W. Cornell
Director

Date:	February 5, 2015	By:	/s/ Richard M. Sanders
Richard M. Sanders
Director

Date:		By:
Joseph Pandolfino
Director

47