Form 10-Q
period 2015-03-31
22nd Century Group, Inc.
filed 2015-05-11
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

As of May 7, 2015, there were 64,872,144 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2015 with Comparative Figures at December 31, 2014

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$3,843,847	$6,402,687
Accounts receivable	209,028	-
Due from related party	46,069	46,069
Inventory, net	2,563,333	2,064,796
Prepaid consulting fees	-	1,978,785
Prepaid expenses and other assets	457,847	214,469
Total current assets	7,120,124	10,706,806

Machinery and equipment, net	2,793,602	2,850,615

Other assets:
Intangible assets, net	7,165,501	7,077,759
Equity investment	1,267,354	1,318,335
Total other assets	8,432,855	8,396,094

Total assets	$18,346,581	$21,953,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$174,925	$174,925
Current portion of note payable	320,513	320,513
Accounts payable	1,413,564	884,412
Accrued expenses	307,680	1,081,545
Accrued severance	229,477	212,012
Total current liabilities	2,446,159	2,673,407

Long-term portion of note payable	605,217	605,217
Long-term portion of accrued severance	363,987	412,308
Warrant liability	2,983,633	3,042,846
Total liabilities	6,398,996	6,733,778

Commitments and contingencies (Note 15)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
64,622,144 common shares (64,085,042 at December 31, 2014)	646	641
Capital in excess of par value	71,588,772	70,744,190
Accumulated deficit	(59,641,833)	(55,525,094)
Total shareholders' equity	11,947,585	15,219,737

Total liabilities and shareholders' equity	$18,346,581	$21,953,515

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2015 and 2014

(unaudited)

	March 31, 2015	March 31, 2014

Revenue:
Sale of products	$616,138	$447,535

Cost of goods sold:
Products	632,580	177,696

Gross (loss) profit	(16,442)	269,839

Operating expenses:
Research and development (including stock based compensation
of $45,563 and $60,267, respectively)	182,975	222,380
General and administrative (including stock based compensation
of $2,390,821 and $296,417, respectively)	3,643,926	1,005,187
Pre-manufacturing facility costs	-	158,185
Sales and marketing costs (including stock based compensation
of $4,821 and $0, respectively)	115,229	-
Amortization and depreciation	160,891	71,269
	4,103,021	1,457,021

Operating loss	(4,119,463)	(1,187,182)

Other income (expense):
Warrant liability gain (loss) - net	59,213	(4,067,270)
Warrant amendment inducement expense	-	(144,548)
Gain on the sale of machinery and equipment	-	85,621
Loss on equity investment	(50,981)	-
Interest expense	(5,508)	(1,749)
	2,724	(4,127,946)

Net loss	$(4,116,739)	$(5,315,128)

Loss per common share - basic and diluted	$(0.06)	$(0.09)

Common shares used in basic earnings per share calculation	64,187,656	57,647,149

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2015

(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	64,085,042	$641	$70,744,190	$(55,525,094)	$15,219,737

Stock based compensation	209,196	2	554,085	-	554,087

Stock issued in connection with satisfaction of accrued expense	377,906	4	324,996	-	325,000

Stock cancellation	(50,000)	(1)	(34,499)	-	(34,500)

Net loss	-	-	-	(4,116,739)	(4,116,739)

Balance at March 31, 2015	64,622,144	$646	$71,588,772	$(59,641,833)	$11,947,585

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2015 and 2014

(unaudited)

	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net loss	$(4,116,739)	$(5,315,128)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	160,891	71,269
Amortization of license fees	24,506	-
Loss on equity investment	50,981	-
Gain on the sale of machinery and equipment	-	(85,621)
Warrant liability (gain) loss	(59,213)	4,067,270
Warrant amendment inducement expense	-	144,548
Equity based employee compensation expense	354,087	356,684
Equity based payments for outside services	2,087,118	-
Increase in inventory reserve	60,000	-
Increase in assets:
Accounts receivable	(209,028)	-
Inventory	(558,537)	(207,617)
Prepaid expenses and other assets	(151,711)	(241,350)
Increase (decrease) in liabilities:
Accounts payable	316,746	117,975
Accrued expenses	(448,865)	149,538
Accrued severance	(30,856)	-
Deferred revenue	-	(179,014)
Net cash used in operating activities	(2,520,620)	(1,121,446)
Cash flows from investing activities:
Acquisition of patents and trademarks	-	(37,334)
Acquisition machinery and equipment	(3,720)	(46,173)
Proceeds from the sale of machinery and equipment	-	631,484
Advance	-	(92,894)
Net cash (used in) provided by investing activities	(3,720)	455,083
Cash flows from financing activities:
Net proceeds from exercise of warrants	-	167,200
Net proceeds from exercise of options	-	34,500
Stock cancellation	(34,500)	-
Net advances from officers	-	7,471
Net cash (used in) provided by financing activities	(34,500)	209,171
Net decrease in cash	(2,558,840)	(457,192)
Cash - beginning of period	6,402,687	5,830,599
Cash - end of period	$3,843,847	$5,373,407

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$5,508	$1,749
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Reclassification of derivative liability to equity due to warrant amendments	$-	$7,367,915
Patent and trademark additions included in accounts payable	$194,329	$83,119
Machinery and equipment additions included in accounts payable	$18,076	$17,063
Issuance of common stock in satisfaction of accrued expense	$325,000	$-
Issuance of common stock for services recorded as prepaid expense	$91,667	$-
Reclassification of machinery and equipment purchases to inventory	$-	$37,856
Other capital contribution	$-	$25,200

See accompanying notes to consolidated financial statements

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included.

Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and the notes thereto.

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

Nature of Business - 22nd Century Ltd, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company owns or exclusively controls 128 issued patents plus an additional 52 pending patent applications in 96 countries. Goodrich Tobacco and Hercules Pharma are business units for the Company’s (i) premium cigarettes and potential modified risk tobacco products and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the Settling States under the MSA, and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group, and was incorporated to facilitate an equity investment more fully described in Note 9. 22nd Century Asia was newly-formed during the third quarter of 2014 in connection with the Company’s efforts to sell its proprietary tobacco products in Asia, more fully described in Note 5.

Reclassifications - Certain items in the 2014 financial statements have been reclassified to conform to the 2015 classification.

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

Accounts receivable - The Company periodically reviews aged account balances for collectibility. As of March 31, 2015, the Company has determined that all accounts receivable balances were collectible and accordingly, an allowance for doubtful accounts has not been recorded.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined using an average cost method for tobacco leaf inventory and the first-in, first-out (FIFO) method on all other inventories. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014

Inventory - tobacco leaf	$1,560,717	$1,537,521
Inventory - finished goods
Cigarettes and filtered cigars	598,587	154,568
Inventory - raw materials
Cigarette and filtered cigar components	514,652	423,330
	2,673,956	2,115,419
Less: inventory reserve	110,623	50,623

	$2,563,333	$2,064,796

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 10 years.  Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco Master Settlement Agreement (“MSA”), and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expire in 2019 and 2028 (the assets’ estimated lives, respectively). Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA and acquiring the predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Intangible assets, net
Patent and trademark costs	$4,599,915	$4,405,586
Less: accumulated amortization	1,329,384	1,247,303
Patent and trademark costs, net	3,270,531	3,158,283

License fees, net (see Note 15)	1,450,000	1,450,000
Less: accumulated amortization	57,030	32,524
License fees, net	1,392,970	1,417,476

MSA signatory costs (see Note 6)	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$7,165,501	$7,077,759

Amortization expense relating to the above intangible assets for the three months ended March 31, 2015 amounted to $106,587 ($70,413 for the three months ended March 31, 2014).

The estimated annual average amortization expense for the next five years is approximately $316,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three months ended March 31, 2015 or 2014.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of March 31, 2015 and December 31, 2014.

The Company’s federal and state tax returns for the years ended September 30, 2011 to December 31, 2013 are currently open to audit under the statutes of limitations.  There are no pending audits as of March 31, 2015.

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

Revenue Recognition - The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette and filtered cigar federal excise taxes and other regulatory fees are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM research cigarettes and exported cigarettes as to which such taxes do not apply.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. There were no SPECTRUM cigarettes delivered during the three months ended March 31, 2015.

Derivatives - We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statements of operations. The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events, including volatility of our common stock. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - Financial instruments include cash, receivables, accounts payable, accrued expenses, demand bank loan and warrant liability.  Other than warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date.  The determination of the fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 14.

Equity Investments - The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee.

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

NOTE 3. - FINANCIAL CONDITION

At March 31, 2015, the Company had current assets of $7,120,124 and current liabilities of $2,446,159 resulting in positive working capital of $4,673,965.  Cash on hand at March 31, 2015 was $3,843,847.  The Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period of approximately 9 months.

The Company’s Form S-3 universal shelf registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2014, and became effective on June 5, 2014. The universal shelf registration statement will allow, but not compel, the Company to raise up to $42 million of capital over a three-year period through a wide array of securities at times and in amounts to be determined by the Company.

NOTE 4. - SEPTEMBER 2014 COMMON STOCK PRIVATE PLACEMENT

On September 17, 2014, the Company issued 3,871,767 shares of its common stock for $10,000,000 in a private placement transaction at an offering price of $2.5828 per share, which was the volume weighted average price for the Common Stock on the NYSE MKT during normal trading hours for the three trading days of September 10, 11 and 12, 2014. Net cash proceeds from the issuance were $9,324,088 after deducting expenses associated with the common stock issuance.

As a condition of the private placement transaction, the parties executed a Registration Rights Agreement pursuant to which the Company agreed to provide certain registration rights under the Securities Act of 1933 with respect to certain of the securities issued in the private placement transaction. Accordingly, on October 10, 2014, the Company filed a Form S-3 Registration Statement with the SEC with respect to such securities. On October 23, 2014, the SEC declared the Registration Statement effective.

NOTE 5. - CONSULTING AGREEMENT AND JOINT VENTURE

In connection with a joint venture arrangement entered into on September 29, 2014 by the Company’s 51% owned subsidiary, 22nd Century Asia, the Company entered into a six-month Consulting Agreement (the “Consulting Agreement”) with Crede CG III, Ltd. (“Crede”), pursuant to which Crede was to provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products into the Asian market. In connection with the Company’s entry into such a joint venture and the Consulting Agreement, the Company issued Crede 1,250,000 Tranche 1A Warrants (the “Tranche 1A Warrants”) and 1,000,000 Tranche 1B Warrants (the “Tranche 1B Warrants”). The Tranche 1A Warrants have an exercise price of $3.36 per share and the Tranche 1B Warrants have an exercise price of $2.5951 per share. The Tranche 1A Warrants and the Tranche 1B Warrants each have a term of two years and are exercisable at any time. In addition, the Company issued 1,000,000 Tranche 2 Warrants (the “Tranche 2 Warrants”) and 1,000,000 Tranche 3 Warrants (the “Tranche 3 Warrants”). The Tranche 2 Warrants and the Tranche 3 Warrants each have a term of 5 years and an exercise price of $3.3736 per share. The Tranche 2 Warrants and Tranche 3 Warrants only become exercisable if certain revenue milestones are met by 22nd Century Asia subsequent to a certain commencement date, and the Company is cash flow positive from its investment in 22nd Century Asia. The Tranche 1A Warrants, the Tranche 1B Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants all contain a traditional cashless exercise provision.

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

The Company valued the Tranche 1A Warrants and Tranche 1B Warrants using the Black-Scholes pricing model as of the date of issuance. The resulting fair value of the Tranche 1A Warrants and Tranche 1B Warrants amounted to $2,810,000 and $1,260,000, respectively, and have been recorded as Prepaid consulting fees on the Company’s Consolidated Balance Sheets and are being amortized over the six month term of the Consulting Agreement. During the three months ended March 31, 2015, $1,978,785 of the Prepaid consulting fees were amortized and are included in General and administrative costs on the Company’s Consolidated Statements of Operations. The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB ASC 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As such, the fair value of the Tranche 1A Warrants are included in the Warrant liability on the Company’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014. The Tranche 1B Warrants do not contain such Exchange Rights and accordingly the fair value has been recorded as an increase in capital. No value has been assigned to the Tranche 2 Warrants and the Tranche 3 Warrants as they are not exercisable until certain revenue milestones are attained, as described above.

NOTE 6. - BUSINESS COMBINATION

On September 17, 2013, the Company entered into a Membership Interest Purchase Agreement, which was subsequently amended on May 13, 2014, to purchase all of the issued and outstanding membership interests of NASCO Products, LLC (“NASCO”), a North Carolina limited liability company (the “Transaction”). NASCO is a federally licensed tobacco products manufacturer and a participating member of the tobacco Master Settlement Agreement (the “MSA”), an agreement among 46 U.S. Settling States and the tobacco industry as administered by the National Association of Attorneys General (“NAAG”). The Transaction was subject to various conditions, including the required consents of the Settling States of the MSA to an amendment of NASCO’s existing adherence agreement to the MSA, with the Company becoming a signatory to such amended adherence agreement as part of the Company’s acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement under the MSA, and accordingly, the Transaction closed on August 29, 2014.

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

NOTE 7. - MANUFACTURING FACILITY

During the first quarter of 2015, the Company began manufacturing operations at its North Carolina factory, transitioning from its pre-manufacturing status during the majority of 2014. While not currently at full production capacity, the Company began manufacturing a third-party MSA cigarette brand and continued manufacturing filtered cigars on a contract basis during the first quarter of 2015, and the Company also began making its own proprietary cigarette brands during that time, resulting in net sales of $616,138 for the three months ended March 31, 2015. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and finished goods inventory. General and administrative expenses of the factory amounted to $131,518 for the three months ended March 31, 2015. Costs incurred by the factory during the three months ended March 31, 2014, in the amount of $158,185, are reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations.

NOTE 8. - MACHINERY AND EQUIPMENT

Machinery and equipment at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31,	December 31,
	2015	2014
Cigarette manufacturing equipment	$3,031,375	$3,031,375
Office furniture, fixtures and equipment	77,152	55,355
	3,108,527	3,086,730
Less: accumulated depreciation	314,925	236,115

Machinery and equipment, net	$2,793,602	$2,850,615

Depreciation expense was $78,810 and $856 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 9. - EQUITY INVESTMENT

On April 11, 2014, the Company, through a newly formed wholly-owned subsidiary, Botanical Genetics, LLC, entered into an investment agreement (the “Agreement”) with Anandia Laboratories, Inc., a Canadian plant biotechnology company (“Anandia”). The Agreement provided for the Company to make an initial investment of $250,000 in Anandia in return for (i) a ten percent (10%) equity interest in Anandia, and (ii) certain rights granted to the Company for four patent families (the “Intellectual Property”). The $250,000 investment was made on April 14, 2014. On September 15, 2014, certain milestones were achieved triggering an additional cash investment in Anandia in the amount of $450,000 in return for (i) an additional fifteen percent (15%) equity interest in Anandia, and (ii) a worldwide sublicense agreement to the Intellectual Property, including an exclusive sublicense agreement within the U.S. In addition, the Company issued 150,000 unregistered shares of the Company’s common stock to Anandia with a value on the day of issuance of September 15, 2014 in the amount of $394,500, and on March 31, 2015, the Company issued to Anandia an additional 377,906 unregistered shares of the Company’s common stock with an aggregate market value of $325,000 at the time of the issuance in accordance with the Agreement.

The Company uses the equity method of accounting to record its 25% ownership interest in Anandia. As of March 31, 2015 and December 31, 2014, the Company’s equity investment balance in Anandia was $1,267,354 and $1,318,335, respectively, and is classified within Other assets on the accompanying Consolidated Balance Sheets. As of December 31, 2014, the carrying value of our investment in Anandia was approximately $1,199,000 in excess of our share of the book value of the net assets of Anandia, with such difference attributable to intangible assets. This intangible asset is being amortized over the expected benefit period and this amortization expense of $14,412 for the three months ended March 31, 2015 has been included in the Loss on equity investment in the accompanying Consolidated Statements of Operations. In addition, the Company has recorded an equity loss of $36,569, representing 25% of Anandia’s net loss for the three months ended March 31, 2015, resulting in a total loss on equity investment of $50,981.

NOTE 10. - DEMAND BANK LOAN

The demand loan is among the Company’s short term liabilities and is payable to a commercial bank under a revolving credit agreement and is guaranteed by a former officer and current director of the Company. This loan had a balance of $174,925 at March 31, 2015 and December 31, 2014. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at March 31, 2015 and December 31, 2014. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all of the Company’s assets.

NOTE 11. - NOTES PAYABLE AND PATENT ACQUISITION

On December 22, 2014, the Company entered into a Purchase Agreement (the “Agreement”) with the National Research Council of Canada (“NRC”) to acquire certain patent rights that the Company had previously licensed from NRC under a license agreement between the parties. The Purchase Agreement provided for the payment by the Company to NRC of the total amount of $1,873,000, of which (i) $660,000 was required to be paid at the closing under the Purchase Agreement for the payment due in 2013 from the Company to NRC as a result of the monies received by the Company from BAT in October 2013, and (ii) the remaining balance of $1,213,000 being for the purchase of the NRC patent rights, of which $213,000 was paid in cash at the closing on December 23, 2014, and with the remaining $1,000,000 balance to be paid pursuant to the Agreement in three equal installments of approximately $333,333 in December of 2015, 2016 and 2017, respectively, with no interest on the installment payments unless the Company defaults in any such installment payment. As such, the Company computed the present value of these installment payments using the Company’s incremental borrowing rate. The resulting present value of these installment payments amounted to $925,730; with $320,513 and $605,217 recorded as the current and long-term portion of the note payable, respectively. The cost of the acquired patents in the amount of $1,138,730 (cash of $213,000 plus the discounted installment amount in the amount of $925,730) are included in Intangible assets, net on the Company’s Consolidated Balance Sheets. All previous license agreements between NRC and the Company were terminated as a condition of the Agreement. NRC has a security interest in these patent rights acquired by the Company from NRC until the installment payments required under the Agreement have has been satisfied.

NOTE 12. - SEVERANCE LIABILITY

The Company recorded an accrual for severance during the fourth quarter of 2014 in the initial amount of $624,320 in accordance with FASB ASC 712. The severance accrual relates to the October 25, 2014 termination of Joseph Pandolfino, the Company’s former Chairman of the Board and Chief Executive Officer. The prior Employment Agreement with Mr. Pandolfino provides that in certain circumstances Mr. Pandolfino shall receive severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. Amounts owed to Mr. Pandolfino have been discounted using the Company’s incremental borrowing rate. Due to alleged breaches of the Employment Agreement by Mr. Pandolfino, payments were suspended by the Company on February 13, 2015, resulting in current and long-term liabilities of $229,477 and $363,987, respectively, at March 31, 2015. The Company will evaluate the accrual on an ongoing basis as the litigation progresses (see Note 18. - Litigation, for a detailed discussion of the litigation).

NOTE 13. - DUE FROM RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”), primarily consisting of advances and repayments. AC is entirely owned by certain shareholders of the Company, including the Company’s former CEO and current director. There were no transactions between the Company and AC during the three months ended March 31, 2015. The net amount due from AC amounted to $46,069 as of March 31, 2015 and December 31, 2014. AC disputes the amount due as of these dates. No interest has been accrued or paid on any amount due from or to AC and there are no repayment terms with respect thereto.

NOTE 14. - WARRANT EXCHANGE PROGRAM AND WARRANTS FOR COMMON STOCK

During the fourth quarter of 2013, the Company initiated a warrant exchange program (the “Warrant Exchange Program”) with existing warrant holders. As a result of the Warrant Exchange Program, the Company had 10,653,469 outstanding warrants remaining at December 31, 2013, a reduction from 19,616,308 warrants outstanding, as of September 30, 2013. Of the remaining outstanding warrants at December 31, 2013, 3,921,381 warrants contained anti-dilution features that provided for adjustments to the exercise price and number of warrants outstanding if the Company issues shares of common stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. These provisions required that such warrants be classified as derivatives for accounting purposes, which means they are reported as a liability and adjusted to fair value at each balance sheet date.

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrants on a cash basis, (ii) exercise their warrants on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrants in exchange for a reduction in the exercise price contained in their respective warrants. The warrant holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, subsequent warrant exercises and additional warrants issued during 2014, there are 13,544,600 warrants outstanding at March 31, 2015 and December 31, 2014 that do not contain the anti-dilution features. A total of 129,809 warrants containing anti-dilution features remained outstanding at March 31, 2015 and December 31, 2014. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the closing of the Warrant Amendments. The Company estimated the total cost of inducement to be $144,548. This expense has been recorded as an Other expense on the Company’s Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital.

As discussed in Note 5, the Company issued warrants to Crede on September 29, 2014, in connection with a joint venture and Consulting Agreement, whereby Crede is to provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products in the Asian market. The terms and conditions relating to the warrants issued to Crede are discussed in detail in Note 5.

Outstanding warrants at March 31, 2015 consisted of the following:

	Number of	Exercise
Warrant Description	Warrants	Price	Expiration

January 2011 PPO $3.00 warrants	2,817,952	$2.2029	January 25, 2016
January 2011 PPO $3.00 warrants	653,869	$2.0000	January 25, 2016
January 2011 PPO $3.00 warrants	3,062,665	$1.9600	January 25, 2016
January 2011 PPO $1.50 warrants	292,965	$1.2672	January 25, 2016
January 2011 PPO $1.50 warrants (1)	37,177	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	62,329	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	10,831	$1.1718	January 25, 2016
December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	401,700	$0.6000	May 15, 2017
November 2012 PPO warrants	925,100	$0.6000	November 9, 2017
August 2012 convertible NP warrants(1)	92,632	$0.9520	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018
Crede Tranche 1A Warrants (2)	1,250,000	$3.3600	September 29, 2016
Crede Tranche 1B Warrants	1,000,000	$2.5951	September 29, 2016
Crede Tranche 2 Warrants (3)	1,000,000	$3.3736	September 29, 2019
Crede Tranche 3 Warrants (3)	1,000,000	$3.3736	September 29, 2019

Total warrants outstanding (4)	13,674,409

(1)	Includes anti-dilution features.
(2)	Includes Exchange Rights (see Note 5 for detailed discussion).
(3)	Exercisable upon attainment of certain revenue milestones (see Note 5 for detailed discussion).
(4)	Includes 3,725,962 warrants (27.3%) held by officers and directors that have had the anti-dilution feature removed.

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

As a result of the Exchange Rights contained in the Tranche 1A Warrants, the financial instrument is considered a liability in accordance with FASB ASC 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount.

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes - Q1 2013	1,445,091
Fair value of warrant liability upon issuance - Q1 2013	6,022,319
Fair value of warrant liability upon issuance - Q2 2013	711,675
Fair value of warrant liability upon issuance - Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes - Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants - Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants - Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants - Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants - Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program - Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange Program - Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants - Q3 2014	2,810,000
Loss as a result of change in fair value	3,676,691
Fair value at December 31, 2014	$3,042,846
Gain as a result of change in fair value	(59,213)
Fair value at March 31, 2015	$2,983,633

The aggregate net gain (loss) as a result of the Company’s warrant liability for the three months ended March 31, 2015 and 2014 amounted to $59,213 and ($4,067,270), respectively, which is included in Other income (expense) as part of Warrant liability gain (loss) - net in the accompanying Consolidated Statements of Operations.

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

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement (see Note 5)	4,250,000
Warrants exercised during 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at March 31, 2015 and December 31, 2014	13,674,409

Composition of outstanding warrants:
Warrants containing anti-dilution feature	129,809
Warrants without anti-dilution feature	13,544,600 (1)
13,674,409

(1)	Include 1,250,000 warrants containing Exchange Rights (see Note 5 for detailed discussion).

NOTE 15. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for each of 2014 and 2015 is $75,000, and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three months ended March 31, 2015 and 2014, the costs incurred related to capitalized patent costs and patent maintenance expense amounted to $21,010 and $22,180, respectively.

In addition, on February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. Under the terms of the Agreement, the Company is required to pay NCSU $162,408 over the two-year term of the Agreement, which grants certain licensing rights to the Company. A payment of $81,204 was made in February 2014 and a final payment of $81,204 is due and payable.

During 2014, the Company had two other exclusive license agreements which required aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents. On December 22, 2014, the Company entered into a Purchase Agreement (see Note 11 for details) with one of these licensors to acquire certain patent rights the Company had previously licensed from such licensor. The Company has no future commitment to that licensor.

All payments made under the above referenced license agreement and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations. The amounts expensed during the three months ended March 31, 2015 and 2014 were $39,051 and $47,589, respectively.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. There were no costs reimbursed under the License Agreement through March 31, 2015. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

On September 15, 2014, the Company entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, the Company was granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to the licensed Intellectual Property (more fully discussed in Note 9). The Anandia Sublicense calls for an up-front fee of $75,000, an annual license fee of $10,000, the payment of patent filing and maintenance costs, and a running royalties on future net sales. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035.

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization during the three months ended March 31, 2015 and 2014 amounted to $24,506 and $0, respectively, and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

Lease Agreements - On October 9, 2013, the Company executed a guaranty that guarantees performance by NASCO of its obligations to a landlord under a certain triple net lease of the same date between NASCO and a landlord for a manufacturing facility and warehouse located in North Carolina. Upon the NASCO transaction closing on August 29, 2014, the lease became a direct obligation of the Company for its manufacturing facility in North Carolina. The lease commenced on January 14, 2014, and has an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three lease extensions each being for an additional two (2) years in duration, exercisable at the option of NASCO. The lease expense for the three months ended March 31, 2015 and 2014 amounted to $30,750 and $21,093, respectively. The future minimum lease payments if the Company exercises each of the additional extensions are approximately as follows:

Year ended December 31, 2015 -	$96,000
Year ended December 31, 2016 -	$146,000
Year ended December 31, 2017 -	$156,000
Years ended December 31, 2018, 2019 and 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

The Company has extended the lease for its office space in Clarence, New York for a one-year renewal option period expiring on August 31, 2015, with the Company having the option to extend this lease for either or both of two (2) additional renewal periods, each consisting of one (1) year. Future minimum lease payments for the years ended December 31, 2015, 2016 and 2017 are approximately $33,000, $45,000 and $31,000, respectively, if the Company exercises each of the optional renewal periods.

NOTE 16. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended March 31, 2015 and 2014:

	March 31,	March 31,
	2015	2014

Net loss attributed to common shareholders	$(4,116,739)	$(5,315,128)

Denominator for basic earnings per share-weighted average shares outstanding	64,187,656	57,647,149

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	64,187,656	57,647,149

Loss per common share - basic and diluted	$(0.06)	$(0.09)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	March 31,	March 31,
	2015	2014
Warrants	13,674,409	10,287,730
Restricted stock	250,000	400,000
Options	2,599,999	610,000
	16,524,408	11,297,730

NOTE 17. - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, which consisted of 4,250,000 shares of common stock. During the first quarter of 2014, the Company issued restricted stock awards from the EIP for 850,000 restricted shares to employees and directors that vested on January 27, 2015. All awards were valued at the closing price of the Company’s common stock on the measurement date of the award. Subsequent to this issuance of restricted stock, there are no shares remaining to be issued from the EIP.

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

During the three months ended March 31, 2015, the Company issued restricted stock and stock option awards from the OIP for 20,000 shares and 1,559,999 shares, respectively, to eligible individuals having vesting periods ranging from six months to one year from the award date. All restricted stock awards were valued at the closing price of the common stock on the NYSE MKT on the measurement date of the award and all stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the three months ended March 31, 2015 and 2014, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $354,087 and $356,684, respectively. The Company also issued restricted stock and stock options to third-party service providers in the amount of 189,196 and 100,000, respectively. The Company recorded equity based compensation related to the third-party providers for the three months ended March 31, 2015 and 2014 in the amount of $108,333 and $0, respectively.

As of March 31, 2015, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $1,320,000, which is expected to be recognized approximately as follows: $929,000, $281,000, and $39,000 during 2015, 2016 and 2017, respectively. $71,000 of the unrecognized compensation expense relates to the 100,000 stock options awarded to a third-party service provider, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2015 and 2014:

	2015	2014
Risk-free interest rate (weighted average)	1.52%	n/a
Expected dividend yield	0%	n/a
Expected stock price volatility	90%	n/a
Expected life of options (weighted average)	8.44 years	n/a

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

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at December 31, 2014	890,000	$1.38
Reinstated in 2015	50,000	$0.69
Granted in 2015	1,659,999	$1.06
Outstanding at March 31, 2015	2,599,999	$1.16	8.4 years	$91,600

Exercisable at March 31, 2105	690,000	$0.88	7.5 years	$87,200

There were 1,659,999 stock options granted during the three months ended March 31, 2015 (no options were granted during the three months ended March 31, 2014). The weighted average grant date fair value of options issued during the three months ended March 31, 2015 was $0.59. No options vested during the three months ended March 31, 2015 and 2014. During the three months ended March 31, 2014, 50,000 options were exercised for cash proceeds of $34,500.

NOTE 18. - LITIGATION

On March 4, 2015, Joseph Pandolfino, the Company’s former Chief Executive Officer and a current director, commenced legal action against the Company in the Erie County Supreme Court for the State of New York captioned Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015 (the “First Action”) asserting causes of action for breach of the employment agreement between the Company and Mr. Pandolfino (the “Employment Agreement”) and seeking to recover alleged severance benefits of three years of annual salary of $225,000, being an aggregate of $675,000 (less payments received), plus interest, legal fees and costs as damages. The Company believes it has legal and factual defenses against the claims asserted by Mr. Pandolfino. The Company intends to vigorously defend the claims made against the Company. The Company believes that it will prevail in this litigation. While the Company believes these claims are without merit, the Company has recorded a severance liability, more fully described in Note 12 – Severance Liability, until the outcome of this litigation is known.

On March 9, 2015, the Company commenced legal action against Mr. Pandolfino and Alternative Cigarettes, Inc. in the Erie County Supreme Court for the State of New York captioned 22nd Century Group, Inc., Plaintiff, v. Joseph Pandolfino and Alternative Cigarettes, Inc., Defendants, Index No. 802968/2015 (the “Second Action”). The complaint in the Second Action asserts causes of action for: (1) breach of the Employment Agreement; (2) breach of fiduciary duties and the duty of loyalty; (3) unfair competition; (4) conversion; (5) misappropriation; (6) constructive trust; and (7) breach of contract/account stated. The Second Action seeks relief including: (1) a declaratory judgment that Mr. Pandolfino violated the restrictive covenants contained in the Employment Agreement; (2) disgorgement of all wages and benefits previously paid to Mr. Pandolfino since 2011; (3) recovery of the balance due from AC to the Company in the amount of $46,069; and (4) other compensatory damages, plus legal fees and costs. Further, the Second Action seeks injunctive relief prohibiting Mr. Pandolfino from breaching the restrictive covenants and confidentiality provisions set forth in the Employment Agreement, as well as money damages from Mr. Pandolfino for his breaches of the Employment Agreement.

Mr. Pandolfino and AC filed a motion to dismiss the Second Action commenced by the Company, which motion was denied in all respects by the Court on May 11, 2015. The Court also directed that the First Action and the Second Action be consolidated into one case with the caption of the consolidated case being the First Action’s caption of Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015.

NOTE 19. - SUBSEQUENT EVENTS

On April 10, 2015, 22nd Century Group entered into a settlement of legal disputes with an unrelated third party pursuant to which the third-party will pay a total amount of $1,000,000 to the Company. On April 13, 2015, the Company received the first payment of $300,000 from such settlement.  The Company is scheduled to receive a payment of $100,000 from such settlement on or before May 22, 2015 and a final settlement payment of $600,000 on or before August 5, 2015 in full satisfaction of the settlement obligation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to continue to monetize the licensing of our technology and products; our ability to raise capital; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA clearance for our Modified Risk Cigarettes; our ability to obtain FDA approval for our X-22 smoking cessation product; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses.  For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a plant biotechnology company focused on tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. The Company owns or exclusively controls 128 issued patents and an additional 52 patent applications.

In connection with the appointment of Henry Sicignano, III to the position of Chief Executive Officer in March 2015, our management team is currently focused on monetizing our intellectual property portfolio.

We are focused on:

•	commercialization of RED SUN super-premium cigarettes in the United States,
•	launch of MAGIC super-premium, very low nicotine cigarettes internationally,
•	expansion of a base of third-party cigarette and filtered cigar contract manufacturing business at our NASCO manufacturing facility in Mocksville, North Carolina,
•	pursuit of FDA authorization for one or more of our modified risk cigarettes in development,
•	contracting with a suitable joint venture partner to fund a Phase III clinical trial for X-22, our tobacco-based smoking cessation aid in development, and
•	establishment of substantial multi-year sales contracts for our proprietary tobacco leaf and/or finished tobacco products internationally.

During the first part of 2015, we accomplished the following:

•	We successfully listed our RED SUN super-premium cigarette brand on the state tobacco directories of approved products in each of the 49 states, with the last remaining state directory listing to be accomplished in May 2015. We began production of RED SUN at our factory in Mocksville, North Carolina and began shipping RED SUN to distributors in January 2015.

•	We launched our MAGIC cigarettes in approximately 900 state-licensed retail shops in Spain with MAGIC cigarettes being available to consumers in Spain on April 24, 2015. We continue to move forward with efforts to launch the MAGIC brand of very low nicotine cigarettes in other areas of Europe and in Asia.

•	We made our first shipment of Smoker Friendly private label cigarettes and our factory is increasing its production and shipment of Smoker Friendly products as the prior manufacturer of Smoker Friendly products ceased shipping any further amounts of Smoker Friendly products on March 30, 2015. We currently have the exclusive right to manufacture and ship “SF” brand cigarettes to distributors who serve more than 800 Smoker Friendly stores throughout the United States.

•	We continue to move forward in our efforts with respect to potential joint venture opportunities in Asia and also continue to investigate other potential business opportunities in other parts of Asia for our tobaccos and finished cigarettes.

Annual Report on Form 10-K

Our Annual Report on Form 10-K for the year ended December 31, 2014 provides additional information about our business, operations and financial condition.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue - Sale of products

In the three months ended March 31, 2015, we realized net sales revenue from the sale of products in the amount of $616,138. During the first quarter of 2015, we began manufacturing operations at our North Carolina factory, transitioning from a pre-manufacturing status during the majority of 2014. While not currently at full production capacity, we began manufacturing a third-party MSA cigarette brand and continued manufacturing filtered cigars on a contract basis during the first quarter of 2015, and the Company also began making its own proprietary cigarette brands during that time.

During the three months ended March 31, 2014, we realized revenue from the sale of products in the amount of $447,535. This revenue was solely derived from the sale of 5.5 million SPECTRUM research cigarettes during January 2014.

Cost of goods sold - Products

During the three months ended March 31, 2015, cost of goods sold were $632,580 or 102.7% of net sales revenue. We were not operating the factory at full production capacity during the first quarter of 2015. As a result, the cost of goods sold, which included the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of nets sales revenue.

During the three months ended March 31, 2014, cost of goods sold were $177,696 or 39.7% of revenue. The cost of goods sold relates to the manufacture of the SPECTRUM research cigarettes.

Research and development expense

Research and development (“R&D”) expense was $182,975 in the three months ended March 31, 2015, a decrease of $39,405, or 17.7%, from $222,380 in the three months ended March 31, 2014. This decrease was primarily a result of decreases in licensed research and royalty expenses in the approximate amount $57,000 and a decrease in stock based compensation in an approximate amount of $15,000, partially offset by increases in patent maintenance costs of approximately $25,000 and payroll costs of approximately $4,000 during the first quarter of 2015, as compared to the first quarter of 2014.

General and administrative expense

General and administrative expense was $3,643,926 in the three months ended March 31, 2015, an increase of $2,638,739, or 263%, from $1,005,187 in the three months ended March 31, 2014. The increase was mainly due to increases in stock based compensation to third-party service providers of approximately $2,087,000, legal and professional fees of approximately $262,000, payroll and related benefits of approximately $98,000, investor relations costs of approximately $106,000, and expenses incurred by our factory of approximately $132,000.

Pre-manufacturing facility costs

As stated above, we began manufacturing operations at our North Carolina factory during the first quarter of 2015, transitioning from our previous pre-manufacturing status. Accordingly, there are no pre-manufacturing costs for the three months ended March 31, 2015. During the first quarter of 2014, we incurred various expenses relating to preparing the warehouse and manufacturing facility, which amounted to $158,185 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

Sales and marketing costs

During the three months ended March 31, 2015, we incurred sales and marketing expenses of $115,229. There were no sales and marketing costs during the three months ended March 31, 2014. The increase in the sales and marketing costs are primarily the result of costs incurred to launch our proprietary cigarette brand, RED SUN. Expenses include payroll for sales and customer service personnel, point of sale materials, trade shows, advertising and travel related expenses.

Amortization and depreciation expense

Amortization and depreciation expense for the three months ended March 31, 2015 amounted to $160,891, an increase of $89,622, or 125.8%, from $71,269 for the three months ended March 31, 2014.

Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the three months ended March 31, 2015 was $82,081, an increase of $11,668, or 16.6%, from $70,413 for the three months ended March 31, 2014. The increase is primarily due to amortization on additional investments in patents during the three months ended March 31, 2015 and the year ended December 31, 2014 in the amount of $133,628 and $1,780,596, respectively, partially offset by an adjustment to the 2013 amortization that was recorded in the first quarter of 2014. The patent costs incurred during the year ended December 31, 2014 include the patents purchased from the National Research Council of Canada in December 2014 in the amount of $1,138,730.

Depreciation expense for the three months ended March 31, 2015 was $78,810, an increase of $77,954, from $856 for the three months ended March 31, 2014. This increase is mainly due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Warrant liability gain (loss) - net

The warrant liability gain of $59,213 for the first quarter of 2015 is due to the decrease in the estimated fair value of the warrants during the period. The decrease in the estimated fair value of the warrants is primarily attributable to a decrease in the Company’s underlying stock price from $1.65 per share at December 31, 2014, as compared to $0.86 per share at March 31, 2015.

 The warrant liability loss of $4,067,270 for the first quarter of 2014 is due to the increase in the estimated fair value of the warrants during the period. The increase in the estimated fair value of the warrants is primarily attributable to an increase in the Company’s underlying stock price from $2.14 per share at December 31, 2013, as compared to $3.25 per share at March 31, 2014. In addition, as a result of the warrants amendments entered into during March 2014 (see Note 14 for further discussion), there remained only 129,809 warrant shares outstanding that contained the anti-dilution feature at March 31, 2014, significantly reducing the warrant liability.

Loss on equity investment

The loss on equity investment of $50,981 for the three months ended March 31, 2015 consists of (i) our 25% share of Anandia’s net loss for the three months ended March 31, 2015 in the amount of $36,569, plus (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $14,412. There is no amount for the three months ended March 31, 2014, as the investment in Anandia was not made until the second and third quarters of 2014.

Interest expense

Interest expense increased in the three months ended March 31, 2015 to $5,508 from $1,749 in the three months ended March 31, 2014. This increase of $3,759 was derived from the interest component of severance payments made during the three months ended March 31, 2015, where the severance accrual had previously been recorded on a discounted basis using our incremental borrowing rate. The demand bank loan (see Notes 10) was the only remaining interest bearing debt outstanding at March 31, 2015.

Net loss

We had a net loss in the three months ended March 31, 2015 of $4,116,739 as compared to a net loss of $5,315,128 in the three months ended March 31, 2014. The decrease in the net loss of $1,198,389, or 22.5%, was primarily the result of the decrease in the warrant liability gain (loss) - net in the amount of $4,126,483, the warrant amendment inducement expense of $144,548, offset by an increase in operating expenses of $2,646,000, a decrease in gross profit of $286,281, a decrease in the gain on machinery and equipment in the amount of $85,621, and an increase in the loss on equity investment in the amount of $50,981.

Liquidity and Capital Resources

Working Capital

As of March 31, 2015, we had positive working capital of approximately $4.67 million compared to positive working capital of approximately $8.03 million at December 31, 2014, a decrease of approximately $3.36 million. The decrease in our working capital position was mainly a result of the cash used in our operating activities.

We must successfully execute our business plan to increase revenue in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. The Company’s Form S-3 universal shelf registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2014, and became effective on June 5, 2014. The universal shelf registration statement will allow, but not compel, the Company to raise up to $42 million of capital over a three-year period through a wide array of securities at times and in amounts to be determined by the Company. There can be no assurance that additional capital, if required, will be available on acceptable terms or at all.

Cash demands on operations

During the first quarter of 2015, we experienced an operating loss of approximately $4.12 million and used cash in operations of approximately $2.52 million. Excluding contract growing of our proprietary tobacco with farmers, extraordinary expenses such as potential clinical trials, capital expenses for our factory, and additional expenses associated with the launch of our RED SUN cigarette brand, our monthly cash expenditures are approximately $500,000. We believe that cash on hand at March 31, 2015 of $3,843,847, coupled with revenues from ongoing product sales and proceeds of $1,000,000 to be received in the second and third quarters of 2015 from a successful legal settlement (see Note 19), is adequate to sustain operations and meet all current obligations as they come due for a period of approximately 9 months.

Net Cash used in Operating Activities

In the first three months of 2014, $2,520,620 of cash was used in operating activities as compared to $1,121,446 of cash used in operating activities in the first three months of 2014; an increase of $1,399,174. The increase in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the amount of $677,392, and an increase in the use of cash used for working capital components related to operations in the amount of $721,782, for the first three months of 2015 as compared to the first three months of 2014.

Net Cash provided by (used in) Investing Activities

In the first three months of 2015, net cash used in investing activities was $3,720, as compared to $455,083 of cash provided by investing activities during the first three months of 2014. The decrease in cash provided by investing activities of $458,803 is primarily due to the net proceeds received on the sale of machinery and equipment during the quarter ending March 31, 2014 in the amount of $631,484 partially offset by a decrease of $79,787 for the acquisition of patents, trademarks and machinery and equipment, and an advance of $92,894.

Net Cash (used in) provided by Financing Activities

During the first three months of 2015, we used $34,500 from our financing activities as a result of cash used in connection with a stock option reinstatement and stock cancellation. During the three months ended March 31, 2014, $209,171 was provided by financing activities primarily as a result of net cash proceeds received from the exercise of stock warrants and stock options.

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

Revenue Recognition

We recognize revenue at the point the product is shipped to a customer and title has transferred. Revenue from the sale of our products is recognized net of cash discounts, sales returns and allowances. Federal cigarette and filtered cigar excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes as to which such taxes do not apply.

We were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. There were no SPECTRUM cigarettes delivered during the three months ended March 31, 2015.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles are reviewed annually for impairment. We have not recognized any impairment losses during the three months ended March 31, 2015 or 2014.

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

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in our assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of March 31, 2015 and December 31, 2014.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability, which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of March 31, 2015 would have the impact of increasing or decreasing the liability by approximately $17,000.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its under the Securities Exchange Act of 1934 (“Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were not effective and that material weaknesses described in our Form 10-K for the year ended December 31, 2014 exist in our internal control over financial reporting based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On March 4, 2015, Joseph Pandolfino, the Company’s former Chief Executive Officer and a current director, commenced legal action against the Company in the Erie County Supreme Court for the State of New York captioned Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015 (the “First Action”) asserting causes of action for breach of the employment agreement between the Company and Mr. Pandolfino (the “Employment Agreement”) and seeking to recover alleged severance benefits of three years of annual salary of $225,000, being an aggregate of $675,000 (less payments received), plus interest, legal fees and costs as damages. The Company believes it has legal and factual defenses against the claims asserted by Mr. Pandolfino. The Company intends to vigorously defend the claims made against the Company. The Company believes that it will prevail in this litigation. While the Company believes these claims are without merit, the Company has recorded a severance liability, more fully described in Note 12 – Severance Liability, until the outcome of this litigation is known.

On March 9, 2015, the Company commenced legal action against Mr. Pandolfino and Alternative Cigarettes, Inc. in the Erie County Supreme Court for the State of New York captioned 22nd Century Group, Inc., Plaintiff, v. Joseph Pandolfino and Alternative Cigarettes, Inc., Defendants, Index No. 802968/2015 (the “Second Action”). The complaint in the Second Action asserts causes of action for: (1) breach of the Employment Agreement; (2) breach of fiduciary duties and the duty of loyalty; (3) unfair competition; (4) conversion; (5) misappropriation; (6) constructive trust; and (7) breach of contract/account stated. The Second Action seeks relief including: (1) a declaratory judgment that Mr. Pandolfino violated the restrictive covenants contained in the Employment Agreement; (2) disgorgement of all wages and benefits previously paid to Mr. Pandolfino since 2011; (3) recovery of the balance due from AC to the Company in the amount of $46,069; and (4) other compensatory damages, plus legal fees and costs. Further, the Second Action seeks injunctive relief prohibiting Mr. Pandolfino from breaching the restrictive covenants and confidentiality provisions set forth in the Employment Agreement, as well as money damages from Mr. Pandolfino for his breaches of the Employment Agreement.

Mr. Pandolfino and AC filed a motion to dismiss the Second Action commenced by the Company, which motion was denied in all respects by the Court on May 11, 2015. The Court also directed that the First Action and the Second Action be consolidated into one case with the caption of the consolidated case being the First Action’s caption of Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 6, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 20, 2015, the Company issued 70,423 shares of common stock to Smoker Friendly International pursuant to the terms of a prior cigarette manufacturing agreement.

On March 3, 2015, the Company issued 118,773 shares of common stock to IRTH Communications, LLC in connection with the entry into a service agreement.

On March 31, 2015, the Company issued 377,906 shares of common stock to Anandia Laboratories, Inc. pursuant to the terms of a prior investment agreement.

The sale of the above shares were made in reliance upon the exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 11, 2015	/s/ Henry Sicignano III
Henry Sicignano III
President and Chief Executive Officer

Date: May 11, 2015	/s/John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

