Form 10-Q
period 2015-06-30
22nd Century Group, Inc.
filed 2015-08-04
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Yes ☐       No ☒

As of August 4, 2015, there were 70,873,164 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2015 with Comparative Figures at December 31, 2014

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$8,196,739	$6,402,687
Accounts receivable	449,461	-
Settlement proceeds receivable	600,000	-
Due from related party	46,069	46,069
Inventory, net	2,381,923	2,064,796
Prepaid consulting fees	-	1,978,785
Prepaid expenses and other assets	455,625	214,469
Total current assets	12,129,817	10,706,806

Machinery and equipment, net	2,715,807	2,850,615

Other assets:
Intangible assets, net	7,205,927	7,077,759
Equity investment	1,226,520	1,318,335
Total other assets	8,432,447	8,396,094

Total assets	$23,278,071	$21,953,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$174,925	$174,925
Current portion of note payable	332,497	320,513
Accounts payable	984,664	884,412
Accrued expenses	1,148,668	1,081,545
Accrued severance	286,418	212,012
Total current liabilities	2,927,172	2,673,407

Long-term portion of note payable	605,217	605,217
Long-term portion of accrued severance	307,046	412,308
Warrant liability	2,871,013	3,042,846
Total liabilities	6,710,448	6,733,778

Commitments and contingencies (Note 16)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
70,773,164 common shares (64,085,042 at December 31, 2014)	708	641
Capital in excess of par value	77,497,451	70,744,190
Accumulated deficit	(60,930,536)	(55,525,094)
Total shareholders' equity	16,567,623	15,219,737

Total liabilities and shareholders' equity	$23,278,071	$21,953,515

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(unaudited)

	2015	2014

Revenue:
Sale of products	$2,306,953	$16,114

Cost of goods sold:
Products	2,600,446	13,176

Gross (loss) profit	(293,493)	2,938

Operating expenses:
Research and development (including stock based compensation of $31,913 and $90,400, respectively)	308,105	263,335
General and administrative (including stock based compensation of $314,534 and $973,253, respectively)	1,290,536	1,344,680
Pre-manufacturing facility costs (including stock based compensation of $0 and $5,093, respectively)	-	274,582
Sales and marketing costs (including stock based compensation of $11,211 and $0, respectively)	290,775	34,160
Amortization and depreciation	163,827	124,344
	2,053,243	2,041,101

Operating loss	(2,346,736)	(2,038,163)

Other income (expense):
Warrant liability gain - net	112,620	74,117
Settlement proceeds	1,000,000	-
Loss on equity investment	(40,834)	-
Interest expense	(13,753)	(1,769)
	1,058,033	72,348

Net loss	$(1,288,703)	$(1,965,815)

Loss per common share - basic and diluted	$(0.02)	$(0.03)

Common shares used in basic earnings per share calculation	66,616,739	58,749,240

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(unaudited)

	2015	2014

Revenue:
Sale of products	$2,923,091	$463,649

Cost of goods sold:
Products	3,233,026	190,872

Gross (loss) profit	(309,935)	272,777

Operating expenses:
Research and development (including stock based compensation of $77,476 and $150,667, respectively)	491,080	485,715
General and administrative (including stock based compensation of $2,705,355 and $838,289, respectively)	4,934,462	2,349,867
Pre-manufacturing facility costs (including stock based compensation of $0 and $5,093, respectively)	-	432,767
Sales and marketing costs (including stock based compensation of $16,032 and $0, respectively)	406,004	34,160
Amortization and depreciation	324,718	195,613
	6,156,264	3,498,122

Operating loss	(6,466,199)	(3,225,345)

Other income (expense):
Warrant liability gain (loss) - net	171,833	(3,993,153)
Warrant amendment inducement expense	-	(144,548)
Settlement proceeds	1,000,000	-
Gain on the sale of machinery and equipment	-	85,621
Loss on equity investment	(91,815)	-
Interest expense	(19,261)	(3,518)
	1,060,757	(4,055,598)

Net loss	$(5,405,442)	$(7,280,943)

Loss per common share - basic and diluted	$(0.08)	$(0.13)

Common shares used in basic earnings per share calculation	65,408,908	58,075,029

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2015
(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	64,085,042	$641	$70,744,190	$(55,525,094)	$15,219,737

Common stock issued in June 2015 registered direct offering	6,000,000	60	5,576,023	-	5,576,083

Stock based compensation	360,216	4	886,741	-	886,745

Stock issued in connection with equity investment	377,906	4	324,996	-	325,000

Stock cancellation	(50,000)	(1)	(34,499)	-	(34,500)

Net loss	-	-	-	(5,405,442)	(5,405,442)

Balance at June 30, 2015	70,773,164	$708	$77,497,451	$(60,930,536)	$16,567,623

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(5,405,442)	$(7,280,943)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	324,718	195,613
Amortization of license fees	49,011	-
Loss on equity investment	91,815	-
Accretion of interest on notes payable	11,984	-
Gain on the sale of machinery and equipment	-	(85,621)
Warrant liability (gain) loss	(171,833)	3,993,153
Warrant amendment inducement expense	-	144,548
Equity based employee compensation expense	685,860	994,049
Equity based payments for outside services	2,113,003	-
Increase in inventory reserve	60,000	-
Increase in assets:
Accounts receivable	(449,461)	(16,114)
Settlement proceeds receivable	(600,000)	-
Inventory	(377,127)	(288,841)
Prepaid expenses and other assets	(174,489)	(251,095)
Increase (decrease) in liabilities:
Accounts payable	(123,334)	433,339
Accrued expenses	392,123	108,396
Accrued severance	(30,857)	-
Deferred revenue	-	(179,014)
Net cash used in operating activities	(3,604,029)	(2,232,530)
Cash flows from investing activities:
Acquisition of patents and trademarks	(138,871)	(89,352)
Acquisition machinery and equipment	(4,631)	(130,184)
Proceeds from the sale of machinery and equipment	-	631,484
Equity investment and advance	-	(342,894)
Net cash (used in) provided by investing activities	(143,502)	69,054
Cash flows from financing activities:
Net proceeds from exercise of warrants	-	466,201
Net proceeds from exercise of options	-	34,500
Net proceeds from issuance of common stock	5,576,083	-
Stock cancellation	(34,500)	-
Net payments to related party	-	(2,500)
Net advances from officers	-	7,471
Net cash provided by financing activities	5,541,583	505,672
Net increase (decrease) in cash	1,794,052	(1,657,804)
Cash - beginning of period	6,402,687	5,830,599
Cash - end of period	$8,196,739	$4,172,795

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$7,296	$3,537
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Reclassification of derivative liability to equity due to warrant amendments	$-	$7,367,915
Patent and trademark additions included in accounts payable	$205,586	$213,800
Machinery and equipment additions included in accounts payable	$18,000	$25,852
Reclassification of machinery and equipment purchases to inventory	$-	$37,856
Issuance of common stock in satisfaction of accrued expense	$325,000	$-
Other capital contribution	$-	$25,200

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(unaudited)

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

Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and the notes thereto.

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

Nature of Business - 22nd Century Ltd, is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. In the quarterly report on Form 10-Q for the period ended March 31, 2015, the Company previously reported that the Company owned or exclusively controlled 128 issued patents plus an additional 52 pending patent applications. The Company’s patent portfolio continues to grow, with the Company currently owning or exclusively controlling more than 185 issued patents and more than an additional 54 pending patent applications around the world. Goodrich Tobacco and Hercules Pharma are business units for the Company’s (i) premium cigarettes and potential modified risk tobacco products and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the Settling States under the MSA, and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group, and was incorporated to facilitate an equity investment more fully described in Note 10. 22nd Century Asia was newly formed during the third quarter of 2014 in connection with the Company’s efforts to sell its proprietary tobacco products in Asia, more fully described in Note 6.

Reclassifications - Certain items in the 2014 financial statements have been reclassified to conform to the 2015 classification.

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

Accounts receivable - The Company periodically reviews aged account balances for collectability. As of June 30, 2015, the Company has determined that all accounts receivable balances were collectible and accordingly, an allowance for doubtful accounts has not been recorded.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined using an average cost method for tobacco leaf inventory and the first-in, first-out (FIFO) method on all other inventories. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014

Inventory - tobacco leaf	$1,554,258	$1,537,521
Inventory - finished goods
Cigarettes and filtered cigars	402,605	154,568
Inventory - raw materials
Cigarette and filtered cigar components	535,683	423,330
	2,492,546	2,115,419
Less: inventory reserve	110,623	50,623

	$2,381,923	$2,064,796

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 10 years.  Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco Master Settlement Agreement (“MSA”), and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expire in 2019 and 2028 (the assets’ estimated lives, respectively). Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA and acquiring the predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Intangible assets, net
Patent and trademark costs	$4,750,043	$4,405,586
Less: accumulated amortization	1,414,581	1,247,303
Patent and trademark costs, net	3,335,462	3,158,283

License fees, net (see Note 16)	1,450,000	1,450,000
Less: accumulated amortization	81,535	32,524
License fees, net	1,368,465	1,417,476

MSA signatory costs (see Note 7)	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$7,205,927	$7,077,759

Amortization expense relating to the above intangible assets for the three and six months ended June 30, 2015 amounted to $109,702 and $216,289, respectively ($49,665 and $120,078 for the three and six months ended June 30, 2014, respectively).

The estimated annual average amortization expense for the next five years is approximately $323,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the six months ended June 30, 2015 or 2014.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of June 30, 2015 and December 31, 2014.

The Company’s federal and state tax returns for the years ended December 31, 2011 to December 31, 2014 are currently open to audit under the statutes of limitations.  There are no pending audits as of June 30, 2015.

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

Revenue Recognition - The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette and filtered cigar federal excise taxes and other regulatory fees are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM research cigarettes and exported cigarettes as to which such taxes do not apply. The Company recognizes revenue from the sale of its MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributor to the retailer and are sold net of cash discounts, sales returns and allowances, and all applicable taxes.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. There were no SPECTRUM cigarettes delivered during the six months ended June 30, 2015.

Derivatives - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statements of operations. The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events, including volatility of our common stock. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, ”Revenue from Contracts with Customers”, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The revised effective date for the ASU is for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

NOTE 2. - NYSE MKT EXCHANGE

On March 11, 2014, the Company’s common stock began trading on the NYSE MKT exchange under the ticker symbol XXII. The Company’s common stock had been previously quoted on the OTC Bulletin Board under the same ticker symbol.

NOTE 3. - FINANCIAL CONDITION

At June 30, 2015, the Company had current assets of $12,129,817 and current liabilities of $2,927,172 resulting in positive working capital of $9,202,645.  Cash on hand at June 30, 2015 was $8,196,739.  The Company believes it will have adequate cash reserves to sustain operations and meet all current obligations as they come due for a period of approximately 12 months.

The Company’s Form S-3 universal shelf registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2014, and became effective on June 5, 2014. The universal shelf registration statement will allow, but not compel, the Company to raise up to approximately $33 million of capital over a three-year period after the effectiveness of the registration statement through a wide array of securities at times and in amounts to be determined by the Company, which includes the Company’s use of its Form S-3 universal shelf registration in a registered direct offering that closed on June 2, 2015, resulting in the issuance of the Company’s common stock and warrants, as more fully described in Note 4.

NOTE 4. – JUNE 2015 REGISTERED DIRECT OFFERING

On June 2, 2015, the Company closed a registered direct offering of common stock and warrants consisting of 6,000,000 shares of the Company’s common stock and sixty-six (66) month warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants are not exercisable for a period of six months immediately following the issuance and had a fair value of approximaely $2,067,000 at issuance. The common stock and warrants were sold for $1.00 per unit, resulting in net proceeds to the Company in the amount of $5,576,083, after deducting expenses associated with the transaction.

NOTE 5. - SEPTEMBER 2014 COMMON STOCK PRIVATE PLACEMENT

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

As a condition of the private placement transaction, the parties executed a Registration Rights Agreement pursuant to which the Company agreed to provide certain registration rights under the Securities Act of 1933 with respect to certain of the securities issued in the private placement transaction. Accordingly, on October 10, 2014, the Company filed a Form S-3 Registration Statement with the SEC with respect to such securities. On October 23, 2014, the SEC declared that Registration Statement effective.

NOTE 6. - CONSULTING AGREEMENT AND JOINT VENTURE

In connection with a joint venture arrangement entered into on September 29, 2014 by the Company’s 51% owned subsidiary, 22nd Century Asia, the Company entered into a six-month Consulting Agreement (the “Consulting Agreement”) with Crede CG III, Ltd. (“Crede”), pursuant to which Crede was to provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products into the Asian market. The Consulting Agreement expired on its own terms on March 29, 2015. In connection with the Company’s prior entry into such a joint venture and the Consulting Agreement, the Company issued Crede 1,250,000 Tranche 1A Warrants (the “Tranche 1A Warrants”) and 1,000,000 Tranche 1B Warrants (the “Tranche 1B Warrants”). The Tranche 1A Warrants have an exercise price of $3.36 per share and the Tranche 1B Warrants have an exercise price of $2.5951 per share. The Tranche 1A Warrants and the Tranche 1B Warrants each have a term of two years and are exercisable at any time. In addition, the Company issued 1,000,000 Tranche 2 Warrants (the “Tranche 2 Warrants”) and 1,000,000 Tranche 3 Warrants (the “Tranche 3 Warrants”). The Tranche 2 Warrants and the Tranche 3 Warrants each have a term of 5 years and an exercise price of $3.3736 per share. The Tranche 2 Warrants and Tranche 3 Warrants only become exercisable if certain revenue milestones are met by 22nd Century Asia subsequent to a certain commencement date, and the Company is cash flow positive from its investment in 22nd Century Asia. The Tranche 1A Warrants, the Tranche 1B Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants all contain a traditional cashless exercise provision.

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

The Company valued the Tranche 1A Warrants and Tranche 1B Warrants using the Black-Scholes pricing model as of the date of issuance. The resulting fair value of the Tranche 1A Warrants and Tranche 1B Warrants amounted to $2,810,000 and $1,260,000, respectively, and have been recorded as Prepaid consulting fees on the Company’s Consolidated Balance Sheets and are being amortized over the six month term of the Consulting Agreement. During the first quarter of 2015, the remaining balance of the Prepaid consulting fees in the amount of $1,978,785 was amortized and included in General and administrative costs on the Company’s Consolidated Statements of Operations. The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB ASC 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As such, the fair value of the Tranche 1A Warrants are included in the Warrant liability on the Company’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014. The Tranche 1B Warrants do not contain such Exchange Rights and accordingly the fair value has been recorded as an increase in capital. No value has been assigned to the Tranche 2 Warrants and the Tranche 3 Warrants as they are not exercisable until certain revenue milestones are attained, as described above.

On June 22, 2015, the Company terminated its joint venture arrangement with Crede and a third-party. The Company also notified Crede that the Company reserved and did not waive, any rights that the Company may have to assert any and all claims that it may have against Crede, its employees, agents, representatives or affiliates thereof, which are allowable by law or in equity, including claims for breach of the warrant agreements entered into with Crede. The Company and Crede continue to discuss potential activities together in China as the Company also works with other third parties for potential business and joint ventures throughout Asia.

NOTE 7. - BUSINESS COMBINATION

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

NOTE 8. - MANUFACTURING FACILITY

During the second quarter of 2015, the Company grew manufacturing operations at its North Carolina factory, continuing the transition from its pre-manufacturing status during the majority of 2014. While the factory is not currently at full production capacity, the Company continued manufacturing a third-party MSA cigarette brand, filtered cigars on a contract basis, and the Company’s own proprietary cigarette brand, RED SUN, during the second quarter of 2015. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and finished goods inventory. General and administrative expenses of the factory amounted to $152,601and $284,119 for the three and six months ended June 30, 2015, respectively. Costs incurred by the factory during the three and six months ended June 30, 2014, in the amount of $274,582 and $432,767, respectively, were reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations.

NOTE 9. - MACHINERY AND EQUIPMENT

Machinery and equipment at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30,	December 31,
	2015	2014
Cigarette manufacturing equipment	$3,031,375	$3,031,375
Office furniture, fixtures and equipment	77,987	55,355
	3,109,362	3,086,730
Less: accumulated depreciation	393,555	236,115

Machinery and equipment, net	$2,715,807	$2,850,615

Depreciation expense was $78,630 and $157,440 for the three and six months ended June 30, 2015, respectively ($74,679 and $75,535 for the three and six months ended June 30, 2014, respectively).

NOTE 10. - EQUITY INVESTMENT

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

The Company uses the equity method of accounting to record its 25% ownership interest in Anandia. As of June 30, 2015 and December 31, 2014, the Company’s equity investment balance in Anandia was $1,226,520 and $1,318,335, respectively, and is classified within Other assets on the accompanying Consolidated Balance Sheets. As of December 31, 2014, the carrying value of our investment in Anandia was approximately $1,199,000 in excess of our share of the book value of the net assets of Anandia, with such difference attributable to intangible assets. This intangible asset is being amortized over the expected benefit period and this amortization expense of $14,412 and $28,824 for the three and six months ended June 30, 2015, respectively, has been included in the Loss on equity investment in the accompanying Consolidated Statements of Operations. In addition, the Company has recorded an equity loss of $26,422 and $62,991 for the three and six months ended June 30, 2015, respectively, representing 25% of Anandia’s net losses, resulting in a total loss on equity investment of $40,834 and $91,815 for the three and six months ended June 30, 2015, respectively.

NOTE 11. - DEMAND BANK LOAN

The demand loan is among the Company’s short term liabilities and is payable to a commercial bank under a revolving credit agreement and is guaranteed by a former officer and current director of the Company. This loan had a balance of $174,925 at June 30, 2015 and December 31, 2014. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at June 30, 2015 and December 31, 2014. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all of the Company’s assets.

NOTE 12. - NOTES PAYABLE AND PATENT ACQUISITION

On December 22, 2014, the Company entered into a Purchase Agreement (the “Agreement”) with the National Research Council of Canada (“NRC”) to acquire certain patent rights that the Company had previously licensed from NRC under a license agreement between the parties. The Purchase Agreement provided for the payment by the Company to NRC of the total amount of $1,873,000, of which (i) $660,000 was required to be paid at the closing under the Purchase Agreement for the payment due in 2013 from the Company to NRC as a result of the monies received by the Company from BAT in October 2013, and (ii) the remaining balance of $1,213,000 being for the purchase of the NRC patent rights, of which $213,000 was paid in cash at the closing on December 23, 2014, and with the remaining $1,000,000 balance to be paid pursuant to the Agreement in three equal installments of approximately $333,333 in December of 2015, 2016 and 2017, respectively, with no interest on the installment payments unless the Company defaults in any such installment payment. As such, the Company computed the present value of these installment payments using the Company’s incremental borrowing rate. The resulting present value of these installment payments amounted to $925,730 and interest accretion has increased the note payable balance to $937,714 at June 30, 2015; with $332,497 and $605,217 recorded as the current and long-term portion of the note payable, respectively. The cost of the acquired patents in the amount of $1,138,730 (cash of $213,000 plus the discounted installment amount in the amount of $925,730) are included in Intangible assets, net on the Company’s Consolidated Balance Sheets. All previous license agreements between NRC and the Company were terminated as a condition of the Agreement. NRC has a security interest in these patent rights acquired by the Company from NRC until the installment payments required under the Agreement have has been satisfied.

NOTE 13. - SEVERANCE LIABILITY

The Company recorded an accrual for severance during the fourth quarter of 2014 in the initial amount of $624,320 in accordance with FASB ASC 712. The severance accrual relates to the October 25, 2014 termination of Joseph Pandolfino, the Company’s former Chairman of the Board and Chief Executive Officer. The prior Employment Agreement with Mr. Pandolfino provided that in certain circumstances Mr. Pandolfino would receive severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. Amounts owed to Mr. Pandolfino have been discounted using the Company’s incremental borrowing rate. Due to alleged breaches of the Employment Agreement by Mr. Pandolfino, payments were suspended by the Company on February 13, 2015, resulting in current and long-term liabilities of $286,418 and $307,046, respectively, at June 30, 2015. The Company will evaluate the accrual on an ongoing basis as the litigation progresses (see Note 19. - Litigation, for a detailed discussion of the litigation).

NOTE 14. - DUE FROM RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”), primarily consisting of advances and repayments. AC is entirely owned by certain shareholders of the Company, including the Company’s former CEO and current director. There were no transactions between the Company and AC during the six months ended June 30, 2015. The net amount due from AC amounted to $46,069 as of June 30, 2015 and December 31, 2014. AC disputes the amount due as of these dates. No interest has been accrued or paid on any amount due from or to AC and there are no repayment terms with respect thereto.

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

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrants on a cash basis, (ii) exercise their warrants on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrants in exchange for a reduction in the exercise price contained in their respective warrants. The warrant holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, subsequent warrant exercises, and additional warrants issued during 2014 and 2015, there are 16,544,600 and 13,544,600 warrants outstanding at June 30, 2015 and December 31, 2014, respectively, that do not contain the anti-dilution features. A total of 130,178 and 129,809 warrants containing anti-dilution features remained outstanding at June 30, 2015 and December 31, 2014, respectively. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the closing of the Warrant Amendments. The Company estimated the total cost of inducement to be $144,548. This expense has been recorded as an Other expense on the Company’s Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital.

Pursuant to the registered direct offering that closed on June 2, 2015, and discussed in Note 4, the Company issued 3,000,000 warrants with an exercise price of $1.25 per share. These warrants have a term of sixty-six (66) months, are not exercisable for six months immediately following the date of issuance, do not contain an anti-dilution feature, and had a fair value of approximately $2,067,000 at issuance.

As discussed in Note 6, the Company issued warrants to Crede on September 29, 2014, in connection with a previous joint venture and Consulting Agreement, whereby Crede was to provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products in the Asian market. The terms and conditions relating to the warrants issued to Crede are discussed in detail in Note 6.

Outstanding warrants at June 30, 2015 consisted of the following:

	Number of	Exercise
Warrant Description	Warrants	Price	Expiration

January 2011 PPO $3.00 warrants	2,817,952	$2.2029	January 25, 2016
January 2011 PPO $3.00 warrants	653,869	$2.0000	January 25, 2016
January 2011 PPO $3.00 warrants	3,062,665	$1.9600	January 25, 2016
January 2011 PPO $1.50 warrants	292,965	$1.2672	January 25, 2016
January 2011 PPO $1.50 warrants (1)	37,546	$1.1900	January 25, 2016
January 2011 PPO $1.50 warrants	62,329	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	10,831	$1.1718	January 25, 2016
December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	401,700	$0.6000	May 15, 2017
November 2012 PPO warrants	925,100	$0.6000	November 9, 2017
August 2012 convertible NP warrants(1)	92,632	$0.9520	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018
Crede Tranche 1A Warrants (2)	1,250,000	$3.3600	September 29, 2016
Crede Tranche 1B Warrants	1,000,000	$2.5951	September 29, 2016
Crede Tranche 2 Warrants (3)	1,000,000	$3.3736	September 29, 2019
Crede Tranche 3 Warrants (3)	1,000,000	$3.3736	September 29, 2019
Registered direct offering Warrants	3,000,000	$1.2500	December 2, 2020

Total warrants outstanding (4)	16,674,778

(1)	Includes anti-dilution features.

(2)	Includes Exchange Rights (see Note 6 for detailed discussion).
(3)	Exercisable upon attainment of certain revenue milestones (see Note 6 for detailed discussion).
(4)	Includes 3,725,962 warrants (22.3%) held by officers and directors that have had the anti-dilution feature removed.

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

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes - Q1 2013	1,445,091
Fair value of warrant liability upon issuance - Q1 2013	6,022,319
Fair value of warrant liability upon issuance - Q2 2013	711,675
Fair value of warrant liability upon issuance - Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes - Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants - Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants - Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants - Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants - Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program - Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange Program - Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants - Q3 2014	2,810,000
Loss as a result of change in fair value	3,676,691
Fair value at December 31, 2014	$3,042,846
Gain as a result of change in fair value	(171,833)
Fair value at June 30, 2015	$2,871,013

The aggregate net gain as a result of the Company’s warrant liability for the three and six months ended June 30, 2015 amounted to $112,620 and $171,833, respectively, (the aggregate net gain (loss) for the three and six months ended June 30, 2014 amounted to $74,117 and ($3,993,153), respectively), which are included in Other income (expense) as part of Warrant liability gain (loss) - net in the accompanying Consolidated Statements of Operations.

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

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement (see Note 6)	4,250,000
Warrants exercised during 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at December 31, 2014	13,674,409
Warrants issued in conjunction with registered direct offering	3,000,000
Additional warrants due to anti-dilution provisions	369
Warrants outstanding at June 30, 2015	16,674,778

Composition of outstanding warrants:
Warrants containing anti-dilution feature	130,178
Warrants without anti-dilution feature	16,544,600 (1)
16,674,778

(1)	Include 1,250,000 warrants containing Exchange Rights (see Note 6 for detailed discussion).

NOTE 16. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for 2015 is $75,000 and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three and six months ended June 30, 2015, the costs incurred related to capitalized patent costs and patent maintenance expense amounted to $6,800 and $27,810, respectively, ($17,262 and $39,442 during the three and six months ended June 30, 2014, respectively).

In addition, on February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. Under the terms of the Agreement, the Company is required to pay NCSU $162,408 over the two-year term of the Agreement, which grants certain licensing rights to the Company. All payments have been made under the Agreement.

During 2014, the Company had two other exclusive license agreements which required aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents. On December 22, 2014, the Company entered into a Purchase Agreement (see Note 12 for details) with one of these licensors to acquire certain patent rights the Company had previously licensed from such licensor. The Company has no future commitments under either license agreements.

All payments made under the above referenced license agreement and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations. The amounts expensed during the three and six months ended June 30, 2015 were $39,051 and $78,102, respectively, ($39,051 and $71,335 for the three and six months ended June 30, 2014, respectively).

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. There were no costs reimbursed under the License Agreement through June 30, 2015. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization during the three and six months ended June 30, 2015 amounted to $24,506 and $49,011, respectively, ($0 for the three and six months ended June 30, 2014) and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

Lease Agreements - On October 9, 2013, the Company executed a guaranty for performance by NASCO of its obligations to a landlord under a certain triple net lease of the same date between NASCO and a landlord for a manufacturing facility and warehouse located in North Carolina. Upon the NASCO transaction closing on August 29, 2014, the lease became a direct obligation of the Company for its manufacturing facility in North Carolina. The lease commenced on January 14, 2014, and has an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at the option of NASCO. The lease expense for the three and six months ended June 30, 2015 amounted to $30,750 and $61,500, respectively, ($24,000 and $45,093 for the three and six months ended June 30, 2014, respectively). The future minimum lease payments if the Company exercises each of the additional extensions are approximately as follows:

Year ended December 31, 2015 -	$65,000
Year ended December 31, 2016 -	$146,000
Year ended December 31, 2017 -	$156,000
Year ended December 31, 2018 -	$169,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

The Company has extended the lease for its office space in Clarence, New York for a one-year renewal option period expiring on August 31, 2016, with the Company having the option to extend this lease for an additional one-year renewal period expiring on August 31, 2017. Future minimum lease payments for the years ended December 31, 2015, 2016 and 2017 are approximately $22,000, $45,000 and $31,000, respectively, if the Company exercises the optional renewal period.

NOTE 17. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014

Net loss attributed to common shareholders	$(1,288,703)	$(1,965,815)

Denominator for basic earnings per share-weighted average shares outstanding	66,616,739	58,749,240

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	66,616,739	58,749,240

Loss per common share - basic and diluted	$(0.02)	$(0.03)

The following table sets forth the computation of basic and diluted earnings per common share for the six month periods ended June 30, 2015 and 2014:

	June 30,	June 30,
	2015	2014

Net loss attributed to common shareholders	$(5,405,442)	$(7,280,943)

Denominator for basic earnings per share-weighted average shares outstanding	65,408,908	58,075,029

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	65,408,908	58,075,029

Loss per common share - basic and diluted	$(0.08)	$(0.13)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	June 30,	June 30,
	2015	2014
Warrants	16,674,778	9,440,784
Restricted stock	100,000	250,000
Options	2,661,642	910,000
	19,436,420	10,600,784

NOTE 18. - STOCK BASED COMPENSATION

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

During the three months ended June 30, 2015, the Company issued 61,643 stock option awards from the OIP, and during the three months ended March 31, 2015, the Company issued restricted stock and stock option awards from the OIP for 20,000 shares and 1,559,999 shares, respectively, to eligible individuals having vesting periods ranging from six months to one year from the award date. All restricted stock awards were valued at the closing price of the common stock on the NYSE MKT on the measurement date of the award, and all stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the three and six months ended June 30, 2015, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $331,773 and $685,860, respectively, ($637,365 and $994,049 for the three and six months ended June 30, 2014, respectively). During the three months ended March 31, 2015, the Company also issued restricted stock and stock options to third-party service providers in the amount of 189,196 and 100,000, respectively. There were no issuances of stock or stock options to third party service providers during the three months ended June 30, 2015. The Company recorded equity based compensation related to the third-party providers for the three and six months ended June 30, 2015 in the amount of $25,885 and $134,218, respectively, ($0 during the three and six months ended June 30, 2014).

As of June 30, 2015, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $1,017,000, which is expected to be recognized approximately as follows: $615,000, $292,000, and $39,000 during 2015, 2016 and 2017, respectively. $71,000 of the unrecognized compensation expense relates to the 100,000 stock options awarded to a third-party service provider, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the six months ended June 30, 2015 and 2014:

	2015	2014
Risk-free interest rate (weighted average)	1.50%	1.80%
Expected dividend yield	0%	0%
Expected stock price volatility	90%	90%
Expected life of options (weighted average)	8.66 years	10 years

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

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at December 31, 2014	890,000	$1.38
Reinstated in 2015	50,000	$0.69
Granted in 2015	1,721,642	$1.08
Outstanding at June 30, 2015	2,661,642	$1.17	8.0 years	$148,800

Exercisable at June 30, 2015	790,000	$1.10	7.4 years	$135,600

There were 1,721,642 stock options granted during the six months ended June 30, 2015 (300,000 options were granted during the six months ended June 30, 2014). The weighted average grant date fair value of options issued during the six months ended June 30, 2015 was $0.59 ($2.07 for the six months ended June 30, 2014). The total fair value of options that vested during the six months ended June 30, 2015 amounted to $206,500 ($103,250 for the six months ended June 30, 2014). During the six months ended June 30, 2014, 50,000 options were exercised for cash proceeds of $34,500. No options were exercised during the six months ended June 30, 2015.

NOTE 19. - LITIGATION

On March 4, 2015, Joseph Pandolfino, the Company’s former Chief Executive Officer and a current director, commenced legal action against the Company in the Erie County Supreme Court for the State of New York captioned Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015 (the “First Action”) asserting causes of action for breach of the employment agreement between the Company and Mr. Pandolfino (the “Employment Agreement”) and seeking to recover alleged severance benefits of three years of annual salary of $225,000, being an aggregate of $675,000 (less payments received), plus interest, legal fees and costs as damages. The Company believes it has legal and factual defenses against the claims asserted by Mr. Pandolfino. The Company intends to vigorously defend the claims made against the Company. The Company believes that it will prevail in this litigation. While the Company believes these claims are without merit, the Company has recorded a severance liability, more fully described in Note 13 - Severance Liability, until the outcome of this litigation is known.

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

Mr. Pandolfino and AC filed a motion to dismiss the Second Action commenced by the Company, which motion was denied in all respects by the Court on May 11, 2015. The Court also directed that the First Action and the Second Action be consolidated into one case with the caption of the consolidated case being the First Action’s caption of Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015. As of June 30, 2015, the First Action and the Second Action were still on-going between the parties.

In a separate litigation case, on April 10, 2015, 22nd Century Group entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party will pay a total amount of $1,000,000 to the Company. During the second quarter of 2015, the Company received the first and second payments under the settlement in the aggregate amount of $400,000. The Company is scheduled to receive a final settlement payment of $600,000 on or before August 5, 2015, in full satisfaction of the settlement obligation.

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

Overview

We are a plant biotechnology company focused on tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding. We currently own or exclusively control more than 185 issued patents and more than an additional 54 patent applications around the world. Our management team is currently focused on monetizing our intellectual property portfolio.

We are focused on:

•	commercialization of RED SUN super-premium cigarettes in the United States,
•	commercialization of MAGIC super-premium, very low nicotine cigarettes internationally,
•	expansion of a base of third-party cigarette and filtered cigar contract manufacturing business at our NASCO manufacturing facility in Mocksville, North Carolina,
•	pursuit of FDA authorization for one or more of our modified risk cigarettes in development,
•	contracting with a suitable joint venture partner to fund a Phase III clinical trial for X-22, our tobacco-based smoking cessation aid in development, and
•	establishment of substantial multi-year sales contracts for our proprietary tobacco leaf and/or finished tobacco products internationally.

During the first part of 2015, we accomplished the following:

•	We successfully listed our RED SUN super-premium cigarette brand on the state tobacco directories of approved products in each of the 50 states in the U.S. We began production of RED SUN at our factory in Mocksville, North Carolina and began shipping RED SUN to distributors in January 2015. In support of the RED SUN brand, we are employing organic marketing efforts and information-based consumer advertising to increase awareness of both RED SUN and of 22nd Century Group more broadly. Notably, the RED SUN Brand Ambassador Program enables Company representatives to work closely with owners and managers of independent smoke shops and tobacconists to offer special in-store RED SUN gift certificates to smokers of competitive brands in “opinion-leading” markets across the United States.

•	We launched our MAGIC cigarettes in more than 900 state-licensed retail shops in Spain with MAGIC cigarettes being available to consumers in Spain in April 2015. We continue to move forward with efforts to launch the MAGIC brand of very low nicotine cigarettes in other areas of Europe and in Asia.

•	We commenced manufacturing and shipping Smoker Friendly private label cigarettes in January 2015 and our factory has increased its production and shipment of Smoker Friendly products as the prior manufacturer of Smoker Friendly products ceased shipping any further amounts of Smoker Friendly products on March 30, 2015. We currently have the exclusive right to manufacture and ship Smoker Friendly’s “SF” brand of cigarettes to distributors who serve more than 800 Smoker Friendly stores throughout the United States.

•	We continued to increase the base of third-party cigarette and filtered cigar contract manufacturing business at our NASCO manufacturing facility in Mocksville, North Carolina.

•	We continued working on our submissions to the FDA for our modified risk cigarettes in development. We intend to submit to the FDA in the fall of 2015 an application for the FDA to accept and subsequently approve our BRAND A modified risk cigarettes made from our proprietary very low nicotine tobacco. If sufficient funds are secured for exposure studies, we also intend to submit in 2016 an application for the FDA to accept and subsequently approve our BRAND B modified risk cigarettes in development, which have an extraordinarily low-tar-to-nicotine ratio.

•	We continue to move forward in our efforts with respect to (i) contracting with a joint venture partner to fund a Phase III clinical trial for X-22 and (ii) potential joint venture and other business opportunities in Asia for our unique tobaccos and finished cigarettes.

Annual Report on Form 10-K

Our Annual Report on Form 10-K for the year ended December 31, 2014 provides additional information about our business, operations and financial condition.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue - Sale of products

In the three months ended June 30, 2015, we realized net sales revenue from the sale of products in the amount of $2,306,953. During the second quarter of 2015, we continued to grow our manufacturing operations at our North Carolina factory as we transitioned from primarily a pre-manufacturing status during the majority of 2014. While the factory is not currently at full production capacity, we continued manufacturing a third-party MSA cigarette brand and continued manufacturing filtered cigars on a contract basis during the second quarter of 2015, and the Company also continued making its own proprietary cigarette brand, RED SUN, during that time. Additionally, during the second quarter of 2015, we made initial sales of our proprietary cigarette, MAGIC, in Europe.

During the three months ended June 30, 2014, we realized revenue from the production of only filtered cigars in our North Carolina facility in the amount of $16,114.

Cost of goods sold - Products

During the three months ended June 30, 2015, cost of goods sold were $2,600,446 or 112.7% of net sales revenue. As indicated above in the discussion of revenue, we were not operating the factory at full production capacity during the second quarter of 2015. As a result, the cost of goods sold, which includes the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of net sales revenue.

During the three months ended June 30, 2014, cost of goods sold were $13,176 or 81.8% of revenue. The cost of goods sold related to the manufacture of only filtered cigars and included the cost of materials, labor and allocated overhead.

Research and development expense

Research and development (“R&D”) expense was $308,105 in the three months ended June 30, 2015, an increase of $44,770, or 17.0%, from $263,335 in the three months ended June 30, 2014. This increase was primarily a result of an increase in costs associated with our BRAND A modified risk application to be filed with the FDA in the approximate amount $63,000, and a net increase in various other R&D costs of approximately $40,000, partially offset by a decrease in stock based compensation in an approximate amount of $59,000 during the second quarter of 2015 as compared to the second quarter of 2014.

General and administrative expense

General and administrative expense was $1,290,536 in the three months ended June 30, 2015, a decrease of $54,144, or 4.0%, from $1,344,680 in the three months ended June 30, 2014. The decrease was mainly due to decreases in employee and director stock based compensation of approximately $280,000, legal and professional fees of approximately $74,000, payroll and related benefits of approximately $90,000, and press release and SEC related costs of approximately $29,000, partially offset by increases in investor relation costs of approximately $122,000, increases in other professional costs of approximately $92,000, other net general and administrative costs of approximately $52,000, and expenses incurred by our factory in North Carolina of approximately $153,000, during the second quarter of 2015 as compared to the second quarter of 2014.

Pre-manufacturing facility costs

As stated above, we continued to grow our manufacturing operations at the North Carolina factory during the second quarter of 2015. Accordingly, there were no pre-manufacturing costs for the three months ended June 30, 2015. During the second quarter of 2014, we incurred various expenses relating to preparing the warehouse and manufacturing facility, which amounted to $274,582 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

Sales and marketing costs

During the three months ended June 30, 2015, we incurred sales and marketing expenses of $290,775, an increase of $256,615, or 751.2%, from $34,160 in the three months ended June 30, 2014. The increase in the sales and marketing costs are primarily the result of costs incurred to launch our proprietary cigarette brands, RED SUN and MAGIC, in the U.S. and Europe, respectively. Sales and marketing costs include payroll for sales and customer service personnel, point of sale materials, trade shows, advertising and travel related expenses for our sales personnel.

Amortization and depreciation expense

Amortization and depreciation expense for the three months ended June 30, 2015 amounted to $163,827, an increase of $39,483, or 31.8%, from $124,344 for the three months ended June 30, 2014.

Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the three months ended June 30, 2015 was $85,197, an increase of $35,532, or 71.5%, from $49,665 for the three months ended June 30, 2014. The increase was primarily due to amortization on additional investments in patents during the six months ended June 30, 2015 and the year ended December 31, 2014 in the amount of $287,420 and $1,780,596, respectively. The patent costs incurred during the year ended December 31, 2014, include the patents purchased from the National Research Council of Canada in December 2014 in the amount of $1,138,730.

Depreciation expense for the three months ended June 30, 2015 was $78,630, an increase of $3,951, or 5.3%, from $74,679 for the three months ended June 30, 2014. This increase was mainly due to approximately $23,000 of additional equipment placed in service during the six months ended June 30, 2015.

Warrant liability gain - net

The warrant liability gain of $112,620 for the second quarter of 2015 was due to the decrease in the estimated fair value of the warrants during the period when compared to the fair value of the warrants at the end of the first quarter of 2015. The decrease in the estimated fair value of the warrants was primarily attributable to changes in Company’s the underlying stock price, the warrants aging closer to their expiration dates with the passage of time, and changes in other factors affecting the estimated warrant liability.

 The warrant liability gain of $74,117 for the second quarter of 2014 was due to the decrease in the estimated fair value of the warrants during that period. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $3.25 per share at March 31, 2014, as compared to $3.07 per share at June 30, 2014.

Settlement proceeds

On April 10, 2015, we entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party will pay a total of $1,000,000 to us. During the second quarter of 2015, we received two payments under this settlement in the aggregate amount of $400,000, with the final settlement payment of $600,000 scheduled to be paid to us on or before on August 5, 2015.

Loss on equity investment

The loss on equity investment of $40,834 for the three months ended June 30, 2015 consisted of (i) our 25% share of Anandia’s net loss for the three months ended June 30, 2015 in the amount of $26,422 and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $14,412. There was no amount of equity investment for the three months ended June 30, 2014, as the investment in Anandia was not fully completed until the third quarter of 2014.

Interest expense

Interest expense increased in the three months ended June 30, 2015 to $13,753 from $1,769 in the three months ended June 30, 2014. This increase of $11,984 resulted from the accretion of interest on the notes payable.

Net loss

We experienced a net loss in the three months ended June 30, 2015 of $1,288,703 as compared to a net loss of $1,965,815 in the three months ended June 30, 2014. The decrease in the net loss of $677,112, or 34.4%, was primarily the result of litigation settlement proceeds of $1,000,000 and an increase in the warrant liability gain - net in the amount of $38,503, offset by an increase in operating expenses of $12,142, a decrease in gross profit of $296,431, an increase in the loss on equity investment of $40,834, and an increase in interest expense in the amount of $11,984.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue - Sale of products

In the six months ended June 30, 2015, we realized net sales revenue from the sale of products in the amount of $2,923,091. During the second quarter of 2015, we grew manufacturing operations at our North Carolina factory as we continued the transition from our pre-manufacturing status during the majority of 2014. While the factory is not currently at full production capacity, during the six months ended June 30, 2015, we manufactured a third-party MSA cigarette brand, manufactured filtered cigars on a contract basis, and the Company also continued making its own proprietary cigarette brand, RED SUN. Additionally, during the second quarter of 2015, we made initial sales of our proprietary cigarette, MAGIC, in Europe.

During the six months ended June 30, 2014, we realized net sales revenue of $463,649, consisting of $447,535 in revenue derived from the sale of 5.5 million SPECTRUM research cigarettes during January of 2014, and from the production of filtered cigars in our North Carolina factory in the amount of $16,114 during June 2014.

Cost of goods sold - Products

During the six months ended June 30, 2015, cost of goods sold were $3,233,026 or 110.6% of net sales revenue. We were not operating the factory at full production capacity during the first half of 2015. As a result, the cost of goods sold, which included the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of nets sales revenue.

During the six months ended June 30, 2014, cost of goods sold were $190,872 or 41.2% of revenue. The cost of goods sold consisted of $177,696 relating to the production of the SPECTRUM research cigarettes and $13,176 related to the manufacturing of filtered cigars.

Research and development expense

Research and development (“R&D”) expense was $491,080 in the six months ended June 30, 2015, an increase of $5,365, or 1.1%, from $485,715 in the six months ended June 30, 2014. This increase was primarily a result of an increase in costs associated with our BRAND A modified risk application to be filed with the FDA in the approximate amount $63,000, increases in patent maintenance costs of approximately $27,000, and a net increase in various other R&D costs of approximately $33,000, partially offset by decreases in royalty related expenses in the approximate amount of $45,000 and a decrease in stock based compensation in the approximate amount of $73,000, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014.

General and administrative expense

General and administrative expense was $4,934,462 in the six months ended June 30, 2015, an increase of $2,584,595, or 110.0%, from $2,349,867 in the six months ended June 30, 2014. The increase was mainly due to increases in stock based equity to third-party service providers of approximately $2,112,000, investor relation and outside consultant costs of approximately $332,000, legal and accounting costs of approximately $151,000, a net increase in various other general and administrative expense of approximately $90,000, and expenses incurred by our factory of approximately $284,000, partially offset by decreases in employee and director stock based compensation of approximately $294,000, and press release, SEC and NYSE related expenses of approximately $90,000 during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

Pre-manufacturing facility costs

We continued to grow our manufacturing operations at the North Carolina factory during the six months ended June 30, 2015. Accordingly, there were no pre-manufacturing costs for the six months ended June 30, 2015. During the six months ended June 30, 2014, we incurred various expenses relating to preparing the warehouse and manufacturing facility, which amounted to $432,767 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

Sales and marketing costs

During the six months ended June 30, 2015, we incurred sales and marketing costs of $406,004, an increase of $371,844, or 1,088.5%, from $34,160 in the six months ended June 30, 2014. The increase in the sales and marketing costs were primarily the result of costs incurred to launch our proprietary cigarette brands, RED SUN and MAGIC, in the U.S. and Europe, respectively. Expenses include payroll for sales and customer service personnel, point of sale materials, trade shows, advertising and travel related expenses for our sales personnel.

Amortization and depreciation expense

Amortization and depreciation expense for the six months ended June 30, 2015 amounted to $324,718, an increase of $129,105, or 66.0%, from $195,613 for the six months ended June 30, 2014.

Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the six months ended June 30, 2015 was $167,278, an increase of $47,200, or 39.3%, from $120,078 for the six months ended June 30, 2014. The increase was primarily due to amortization on additional investments in patents during the six months ended June 30, 2015 and the year ended December 31, 2014 in the amount of $287,420 and $1,780,596, respectively, partially offset by an adjustment to the 2013 amortization that was recorded in the first quarter of 2014. The patent costs incurred during the year ended December 31, 2014 include the patents purchased from the National Research Council of Canada in December 2014 in the amount of $1,138,730.

Depreciation expense for the six months ended June 30, 2015 was $157,440, an increase of $81,905, or 108.4%, from $75,535 for the six months ended June 30, 2014. This increase was mainly due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Warrant liability gain (loss) - net

The warrant liability gain of $171,833 for the six months ended June 30, 2015 was due to the decrease in the estimated fair value of the warrants during the period. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $1.65 per share at December 31, 2014, as compared to $0.94 per share at June 30, 2015.

The warrant liability loss of $3,993,153 for the six months ended June 30, 2014 was due to the increase in the estimated fair value of the warrants during that period. The increase in the estimated fair value of the warrants was primarily attributable to the increase in the Company’s underlying stock price from $2.14 per share at December 31, 2013, as compared to $3.07 per share at June 30, 2014.

Settlement proceeds

On April 10, 2015, we entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party will pay a total of $1,000,000 to us. During the second quarter of 2015, we received two payments under this settlement in the aggregate amount of $400,000, with the final settlement payment of $600,000 scheduled to be paid to us on or before on August 5, 2015.

Loss on equity investment

The loss on equity investment of $91,815 for the six months ended June 30, 2015 consisted of (i) our 25% share of Anandia’s net loss for the six months ended June 30, 2015 in the amount of $62,991 and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $28,824. There was no amount of equity investment for the six months ended June 30, 2014, as the investment in Anandia was not fully completed until the third quarter of 2014.

Interest expense

Interest expense increased in the six months ended June 30, 2015 to $19,261 from $3,518 in the six months ended June 30, 2014. This increase of $15,743 consisted of $11,984 from the accretion of interest on notes payable and $3,759 derived from the interest component of severance payments made during the six months ended June 30, 2015, where the severance accrual had previously been recorded on a discounted basis using our incremental borrowing rate.

Net loss

We had a net loss in the six months ended June 30, 2015 of $5,405,442 as compared to a net loss of $7,280,943 in the six months ended June 30, 2014. The decrease in the net loss of $1,875,501, or 25.8%, was primarily the result of the decrease in the warrant liability gain (loss) - net in the amount of $4,164,986, the decrease in warrant amendment inducement expense of $144,548, the increase in the litigation settlement proceeds of $1,000,000, offset by an increase in operating expenses of $2,658,142, a decrease in gross profit of $582,712, a decrease in the gain on machinery and equipment in the amount of $85,621, an increase in the loss on equity investment in the amount of $91,815, and an increase in interest expense of $15,743.

Liquidity and Capital Resources

Working Capital

As of June 30, 2015, we had positive working capital of approximately $9.2 million compared to positive working capital of approximately $8.0 million at December 31, 2014, an increase of approximately $1.2 million. The increase in our working capital position was mainly the net result of the sale of common stock during the second quarter of 2015 partially offset by working capital consumed in our operating activities.

We must successfully execute our business plan to increase revenue in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. The Company’s Form S-3 universal shelf registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2014, and became effective on June 5, 2014. The universal shelf registration statement will allow, but not compel, the Company to raise up to approximately $33 million of capital over a three-year period following the effective date of the registration statement through a wide array of securities at times and in amounts to be determined by the Company. There can be no assurance that additional capital, if required, will be available on acceptable terms or at all.

Cash demands on operations

During the six months ended June 30, 2015, we experienced an operating loss of approximately $6.5 million and used cash in operations of approximately $3.6 million. Excluding contract growing of our proprietary tobacco with farmers, costs associated with a modified risk application with the FDA, patent and trademark costs, extraordinary expenses such as potential clinical trials, capital expenses for our factory, and possible sponsored research, our monthly cash expenditures are approximately $575,000. We believe that cash on hand at June 30, 2015 of $8,196,739, coupled with revenues from ongoing product sales and proceeds of $600,000 to be received in August 2015 from a successful litigation settlement (see Note 19) is adequate to sustain operations and meet all current obligations as they come due for a period of approximately 12 months.

Net Cash used in Operating Activities

In the first six months of 2015, $3,604,029 of cash was used in operating activities as compared to $2,232,530 of cash used in operating activities in the first six months of 2014; an increase of $1,371,499. The increase in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the amount of $201,684 and an increase in cash used for working capital components related to operations in the amount of $1,169,815 for the first six months of 2015, as compared to the first six months of 2014.

Net Cash (used in) provided by Investing Activities

In the first six months of 2015, net cash used in investing activities was $143,502, as compared to $69,054 of cash provided by investing activities during the first six months of 2014. The decrease in cash provided by investing activities of $212,556 was primarily due to the net proceeds received on the sale of machinery and equipment during the quarter ending March 31, 2014 in the amount of $631,484, partially offset by a decrease of $76,034 in the acquisition of patents, trademarks and machinery and equipment and a decrease in an equity investment and advance in the amount of $342,894.

Net Cash provided by Financing Activities

During the first six months of 2015, we generated $5,541,583 from our financing activities primarily as a result of net cash proceeds from the issuance of common stock in the amount of $5,576,083. During the six months ended June 30, 2014, $505,672 was provided by financing activities primarily as a result of net cash proceeds received from the exercise of stock warrants and stock options.

Critical Accounting Policies and Estimates

Accounting principles generally accepted in the United States of America, or GAAP, require estimates and assumptions to be made that affect the reported amounts in our consolidated financial statements and accompanying notes. Some of these estimates require difficult, subjective and/or complex judgments about matters that are inherently uncertain and, as a result, actual results could differ from those estimates. Due to the estimation processes involved, the following summarized accounting policies and their application are considered to be critical to understanding our business operations, financial condition and results of operations.

Revenue Recognition

We recognize revenue at the point the product is shipped to a customer and title has transferred. Revenue from the sale of our products is recognized net of cash discounts, sales returns and allowances. Federal cigarette and filtered cigar excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes as to which such taxes do not apply. We recognize revenue from the sale of our MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributor to the retailer and are sold net of cash discounts, sales returns and allowances and all applicable taxes.

We were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes were distributed under the Company’s mark, SPECTRUM. In September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014.  Total revenue from this order was approximately $448,000. There were no SPECTRUM cigarettes delivered during the six months ended June 30, 2015.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles are reviewed annually for impairment. We have not recognized any impairment losses during the six months ended June 30, 2015 or 2014.

Amortization Estimates of Intangible Assets

We generally determine amortization based on the estimated useful lives of the assets and record amortization expense on a straight-line method over such lives. The remaining life of a patent is generally used to determine the estimated useful life of the related patent costs.

Valuation of our Equity Securities

We use a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase common stock of 22nd Century Group. Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting.

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in our assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of June 30, 2015 and December 31, 2014.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability, which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities, including volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of June 30, 2015 would have the impact of increasing or decreasing the liability by approximately $8,000.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 (“Exchange Act”) are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Our legal proceedings have not changed materially from those disclosed in our quarterly report on Form 10-Q for the period ended March 31, 2015, as filed with the SEC on May 11, 2015.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 4, 2015	/s/ Henry Sicignano III
Henry Sicignano III
President and Chief Executive Officer

Date: August 4, 2015	/s/John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

