Form 10-Q
period 2015-09-30
22nd Century Group, Inc.
filed 2015-11-09
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Yes ☐       No ☒

As of November 9, 2015, there were 70,966,844 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 2015 with Comparative Figures at December 31, 2014

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash	$6,741,578	$6,402,687
Accounts receivable	225,399	-
Due from related party	46,069	46,069
Inventory, net	2,374,527	2,064,796
Prepaid consulting fees	-	1,978,785
Prepaid expenses and other assets	482,876	214,469
Total current assets	9,870,449	10,706,806

Machinery and equipment, net	2,646,949	2,850,615

Other assets:
Intangible assets, net	7,305,603	7,077,759
Equity investment	1,193,309	1,318,335
Total other assets	8,498,912	8,396,094

Total assets	$21,016,310	$21,953,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$174,925	$174,925
Current portion of note payable	328,154	320,513
Accounts payable	1,238,819	884,412
Accrued expenses	1,005,228	1,081,545
Accrued severance	339,844	212,012
Total current liabilities	3,086,970	2,673,407

Long-term portion of note payable	615,610	605,217
Long-term portion of accrued severance	253,620	412,308
Warrant liability	2,843,290	3,042,846
Total liabilities	6,799,490	6,733,778

Commitments and contingencies (Note 15)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
70,866,844 common shares (64,085,042 at December 31, 2014)	709	641
Capital in excess of par value	77,908,338	70,744,190
Accumulated deficit	(63,692,227)	(55,525,094)
Total shareholders' equity	14,216,820	15,219,737

Total liabilities and shareholders' equity	$21,016,310	$21,953,515

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(unaudited)

	2015	2014

Revenue:
Sale of products	$2,667,506	$64,431

Cost of goods sold:
Royalties for licensing	-	246,434
Products	2,948,928	59,413
	2,948,928	305,847

Gross loss	(281,422)	(241,416)

Operating expenses:
Research and development (including stock based compensation
of $37,269 and $90,400, respectively)	529,590	349,335
General and administrative (including stock based compensation
of $358,829 and $676,508, respectively)	1,293,003	1,810,908
Pre-manufacturing facility costs (including stock based compensation
of $0 and $11,415, respectively)	-	269,399
Sales and marketing costs (including stock based compensation
of $16,614 and $0, respectively)	470,621	23,415
Amortization and depreciation	172,865	130,349
	2,466,079	2,583,406

Operating loss	(2,747,501)	(2,824,822)

Other income (expense):
Warrant liability gain - net	27,723	142,858
Loss on the sale of machinery and equipment	-	(14,500)
Loss on equity investment	(33,211)	(26,057)
Interest expense	(8,702)	(1,788)
	(14,190)	100,513

Net loss	$(2,761,691)	$(2,724,309)

Loss per common share - basic and diluted	$(0.04)	$(0.05)

Common shares used in basic earnings per share calculation	70,798,879	60,103,693

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(unaudited)

	2015	2014

Revenue:
Sale of products	$5,590,597	$528,080

Cost of goods sold:
Royalties for licensing	-	246,434
Products	6,181,954	250,285
	6,181,954	496,719

Gross (loss) profit	(591,357)	31,361

Operating expenses:
Research and development (including stock based compensation
of $114,745 and $241,067, respectively)	1,020,670	835,050
General and administrative (including stock based compensation
of $3,064,184 and $1,514,797, respectively)	6,227,465	4,160,775
Pre-manufacturing facility costs (including stock based compensation
of $0 and $16,508, respectively)	-	702,166
Sales and marketing costs (including stock based compensation
of $32,646 and $0, respectively)	876,625	57,575
Amortization and depreciation	497,583	325,962
	8,622,343	6,081,528

Operating loss	(9,213,700)	(6,050,167)

Other income (expense):
Warrant liability gain (loss) - net	199,556	(3,850,295)
Warrant amendment inducement expense	-	(144,548)
Litigation proceeds	1,000,000	-
Gain on the sale of machinery and equipment	-	71,121
Loss on equity investment	(125,026)	(26,057)
Interest expense	(27,963)	(5,306)
	1,046,567	(3,955,085)

Net loss	$(8,167,133)	$(10,005,252)

Loss per common share - basic and diluted	$(0.12)	$(0.17)

Common shares used in basic earnings per share calculation	67,225,308	58,687,238

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2015
(unaudited)

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2014	64,085,042	$641	$70,744,190	$(55,525,094)	$15,219,737

Common stock issued in June 2015 registered direct offering	6,000,000	60	5,576,023	-	5,576,083

Stock based compensation	453,896	5	1,297,628	-	1,297,633

Stock issued in connection with equity investment	377,906	4	324,996	-	325,000

Stock cancellation	(50,000)	(1)	(34,499)	-	(34,500)

Net loss	-	-	-	(8,167,133)	(8,167,133)

Balance at September 30, 2015	70,866,844	$709	$77,908,338	$(63,692,227)	$14,216,820

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30,
(unaudited)

	2015	2014
Cash flows from operating activities:
Net loss	$(8,167,133)	$(10,005,252)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	497,583	325,962
Amortization of license fees	73,516	8,018
Loss on equity investment	125,026	26,057
Accretion of interest on notes payable	18,034	-
Gain on the sale of machinery and equipment	-	(71,121)
Warrant liability (gain) loss	(199,556)	3,850,295
Warrant amendment inducement expense	-	144,548
Equity based employee compensation expense	1,000,603	1,609,716
Equity based payments for outside services	2,210,972	162,656
Increase in inventory reserve	60,000	-
Increase in assets:
Accounts receivable	(225,399)	-
Inventory	(369,731)	(304,100)
Prepaid expenses and other assets	(203,565)	(175,023)
Increase (decrease) in liabilities:
Accounts payable	98,807	378,828
Accrued expenses	248,683	433,318
Accrued severance	(30,857)	-
Deferred revenue	-	(179,014)
Net cash used in operating activities	(4,863,017)	(3,795,112)
Cash flows from investing activities:
Acquisition of patents and trademarks	(316,879)	(460,092)
Acquisition machinery and equipment	(22,796)	(175,641)
Payment of license fees		(925,000)
Acquisition of NASCO Products, LLC		(250,000)
Proceeds from the sale of machinery and equipment	-	631,484
Equity investment	-	(700,000)
Net cash used in investing activities	(339,675)	(1,879,249)
Cash flows from financing activities:
Net proceeds from exercise of warrants	-	486,951
Net proceeds from exercise of options	-	48,300
Net proceeds from June 2015 registered direct offering	5,576,083	-
Net proceeds from September 2014 common stock private placement		9,324,088
Stock cancellation	(34,500)	-
Net payments to related party	-	(2,500)
Net advances from officers	-	7,471
Net cash provided by financing activities	5,541,583	9,864,310
Net increase in cash	338,891	4,189,949
Cash - beginning of period	6,402,687	5,830,599
Cash - end of period	$6,741,578	$10,020,548
Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$7,296	$5,325
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Reclassification of derivative liability to equity due to warrant amendments	$-	$7,367,915
Patent and trademark additions included in accounts payable	$242,925	$52,808
Machinery and equipment additions included in accounts payable	$12,677	$-
Reclassification of machinery and equipment purchases to inventory	$-	$37,856
Issuance of common stock in satisfaction of accrued expense	$325,000	$-
Other capital contribution	$-	$25,200
License fee included in accrued expenses	$-	$525,000
Equity investment included in accrued expenses	$-	$325,000
Issuance of common stock for equity investment	$-	$394,500
Issuance of common stock for for acquisition of NASCO Products, LLC	$-	$1,952,000
Issuance of warrants as a derivative liability issued under a consulting agreement and included in prepaid consulting fees	$-	$2,810,000
Warrants issued under a consulting agreement resulting in an increase in capital and included in prepaid consulting fees	$-	$1,260,000

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by GAAP for complete financial statements. These interim consolidated financial statements should be read in conjunction with the December 31, 2014 audited consolidated financial statements and the notes thereto.

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

Nature of Business - 22nd Century Ltd. is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company currently owns or exclusively controls more than 200 issued patents and more than 50 pending patent applications around the world. The number of the Company’s issued patents has increased as a result of pending patent application being converted into issued patents as we continue to file additional patent applications. Goodrich Tobacco and Hercules Pharma are business units for the Company’s (i) premium cigarettes and potential modified risk tobacco products and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the Settling States under the MSA, and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group, and was incorporated to facilitate an equity investment more fully described in Note 9. 22nd Century Asia was formed during the third quarter of 2014 in connection with the Company’s efforts to sell its proprietary tobacco products in Asia, more fully described in Note 5.

Reclassifications - Certain items in the 2014 financial statements have been reclassified to conform to the 2015 classification.

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

Accounts receivable - The Company periodically reviews aged account balances for collectability. As of September 30, 2015, the Company has determined that all accounts receivable balances were collectible and accordingly, an allowance for doubtful accounts has not been recorded.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined using an average cost method for tobacco leaf inventory and the first-in, first-out (FIFO) method on all other inventories. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014

Inventory - tobacco leaf	$1,630,003	$1,537,521
Inventory - finished goods
Cigarettes and filtered cigars	279,838	154,568
Inventory - raw materials
Cigarette and filtered cigar components	575,309	423,330
	2,485,150	2,115,419
Less: inventory reserve	110,623	50,623

	$2,374,527	$2,064,796

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 10 years.  Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expire in 2019 and 2028 (the assets’ estimated lives, respectively). Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA and acquiring the predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Intangible assets, net
Patent and trademark costs	$4,965,389	$4,405,586
Less: accumulated amortization	1,505,746	1,247,303
Patent and trademark costs, net	3,459,643	3,158,283

License fees, net (see Note 15)	1,450,000	1,450,000
Less: accumulated amortization	106,040	32,524
License fees, net	1,343,960	1,417,476

MSA signatory costs (see Note 6)	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$7,305,603	$7,077,759

Amortization expense relating to the above intangible assets for the three and nine months ended September 30, 2015 amounted to $115,671 and $331,960, respectively ($61,638 and $181,716 for the three and nine months ended September 30, 2014, respectively).

The estimated annual average amortization expense for the next five years is approximately $336,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the nine months ended September 30, 2015 or 2014.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of September 30, 2015 and December 31, 2014.

The Company’s federal and state tax returns for the years ended December 31, 2012 to December 31, 2014 are currently open to audit under the statutes of limitations.  There were no pending audits as of September 30, 2015.

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

Revenue Recognition - The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette and filtered cigar federal excise taxes and other regulatory fees are included in net sales and accounts receivable billed to customers, except on sales of  SPECTRUM  research cigarettes, exported cigarettes and exported filtered cigars, to which such taxes do not apply. The Company recognizes revenue from the sale of its MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributors to the retailers and are sold net of cash discounts, sales returns and allowances, and all applicable taxes.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2015, the Company received a purchase order for approximately 5.0 million SPECTRUM research cigarettes that are expected to be shipped in December 2015.  Total revenue from this order will be approximately $572,000 and is expected to be recognized in the fourth quarter of 2015. There were no SPECTRUM cigarettes delivered during the nine months ended September 30, 2015.

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

Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The revised effective date for the ASU is for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

NOTE 2. - NYSE MKT EXCHANGE

On March 11, 2014, the Company’s common stock began trading on the NYSE MKT exchange under the ticker symbol XXII. The Company’s common stock had been previously quoted on the OTC Bulletin Board under the same ticker symbol.

NOTE 3. - JUNE 2015 REGISTERED DIRECT OFFERING

On June 2, 2015, the Company closed a registered direct offering of common stock and warrants consisting of 6,000,000 shares of the Company’s common stock and sixty-six (66) month warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants are not exercisable for a period of six months immediately following the issuance and had a fair value of approximately $2,067,000 at issuance. The common stock and warrants were sold for $1.00 per unit, resulting in net proceeds to the Company in the amount of $5,576,083, after deducting expenses associated with the transaction.

NOTE 4. - SEPTEMBER 2014 COMMON STOCK PRIVATE PLACEMENT

On September 17, 2014, the Company issued 3,871,767 shares of its common stock for $10,000,000 in a private placement transaction at an offering price of $2.5828 per share, which was the volume weighted average price for the common stock on the NYSE MKT during normal trading hours for the three trading days of September 10, 11 and 12, 2014. Net cash proceeds from the issuance were $9,324,088 after deducting expenses associated with the transaction.

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

NOTE 5. - CONSULTING AGREEMENT AND JOINT VENTURE

In connection with a joint venture arrangement entered into on September 29, 2014 by the Company’s 51% owned subsidiary, 22nd Century Asia, the Company entered into a six-month Consulting Agreement (the “Consulting Agreement”) with Crede CG III, Ltd. (“Crede”), pursuant to which Crede was to provide consulting services to 22nd Century Asia with respect to the Company’s efforts to sell its proprietary tobacco products into the Asian market. The Consulting Agreement expired on its own terms on March 29, 2015. In connection with the Company’s prior entry into such a joint venture and the Consulting Agreement, the Company issued Crede 1,250,000 Tranche 1A Warrants (the “Tranche 1A Warrants”) and 1,000,000 Tranche 1B Warrants (the “Tranche 1B Warrants”). The Tranche 1A Warrants have an exercise price of $3.36 per share and the Tranche 1B Warrants have an exercise price of $2.5951 per share. The Tranche 1A Warrants and the Tranche 1B Warrants each have a term of two years and are exercisable at any time. In addition, the Company issued 1,000,000 Tranche 2 Warrants (the “Tranche 2 Warrants”) and 1,000,000 Tranche 3 Warrants (the “Tranche 3 Warrants”). The Tranche 2 Warrants and the Tranche 3 Warrants each have a term of 5 years and an exercise price of $3.3736 per share. The Tranche 2 Warrants and Tranche 3 Warrants would only become exercisable if certain revenue milestones were met by 22nd Century Asia in its business in Asia with Crede subsequent to a certain commencement date, and the Company is cash flow positive from its investment in 22nd Century Asia in its business in Asia with Crede. The Tranche 1A Warrants, the Tranche 1B Warrants, the Tranche 2 Warrants and the Tranche 3 Warrants all contain a traditional cashless exercise provision.

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

The Company valued the Tranche 1A Warrants and Tranche 1B Warrants using the Black-Scholes pricing model as of the date of issuance. The resulting fair value of the Tranche 1A Warrants and Tranche 1B Warrants amounted to $2,810,000 and $1,260,000, respectively, and have been recorded as Prepaid consulting fees on the Company’s Consolidated Balance Sheets and were amortized over the six month term of the Consulting Agreement. During the first quarter of 2015, the remaining balance of the Prepaid consulting fees in the amount of $1,978,785 was amortized and included in General and administrative costs on the Company’s Consolidated Statements of Operations. The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB ASC 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As such, the fair value of the Tranche 1A Warrants are included in the Warrant liability on the Company’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014. The Tranche 1B Warrants do not contain such Exchange Rights and accordingly the fair value has been recorded as an increase in capital. No value has been assigned to the Tranche 2 Warrants and the Tranche 3 Warrants as they were not exercisable unless and until certain revenue milestones were attained, as described above, and such revenue milestones will never be satisfied as a result of the termination of the joint venture agreement described below.

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

NOTE 6. - BUSINESS COMBINATION

On September 17, 2013, the Company entered into a Membership Interest Purchase Agreement, which was subsequently amended on May 13, 2014, to purchase all of the issued and outstanding membership interests of NASCO Products, LLC (“NASCO”), a North Carolina limited liability company (the “Transaction”). NASCO is a federally licensed tobacco products manufacturer and a participating member of the tobacco MSA, an agreement among 46 U.S. Settling States and the tobacco industry as administered by the National Association of Attorneys General (“NAAG”). The Transaction was subject to various conditions, including the required consents of the Settling States of the MSA to an amendment of NASCO’s existing adherence agreement under the MSA, with the Company becoming a signatory to such amended adherence agreement as part of the Company’s acquisition of NASCO. On August 29, 2014, the Company became a signatory to the amended adherence agreement under the MSA, and accordingly, the Transaction closed on August 29, 2014.

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

NOTE 7. - MANUFACTURING FACILITY

During the second and third quarters of 2015, the Company’s manufacturing operations at its North Carolina factory continued the transition from its pre-manufacturing status during the majority of 2014. While the factory is not currently at full production capacity, the Company continued manufacturing a third-party MSA cigarette brand, filtered cigars on a contract basis, and the Company’s own proprietary cigarette brand, RED SUN. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and finished goods inventory. General and administrative expenses of the factory amounted to $164,280 and $448,399 for the three and nine months ended September 30, 2015, respectively. Costs incurred by the factory during the three and nine months ended September 30, 2014, in the amount of $269,399 and $702,166, respectively, were reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations.

NOTE 8. - MACHINERY AND EQUIPMENT

Machinery and equipment at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30,	December 31,
	2015	2014
Cigarette manufacturing equipment	$3,031,375	$3,031,375
Office furniture, fixtures and equipment	90,829	55,355
	3,122,204	3,086,730
Less: accumulated depreciation	475,255	236,115

Machinery and equipment, net	$2,646,949	$2,850,615

Depreciation expense was $81,700 and $239,140 for the three and nine months ended September 30, 2015, respectively ($74,729 and $150,264 for the three and nine months ended September 30, 2014, respectively).

NOTE 9. - EQUITY INVESTMENT

On April 11, 2014, the Company, through its wholly-owned subsidiary, Botanical Genetics, LLC, entered into an investment agreement (the “Agreement”) with Anandia Laboratories, Inc., a Canadian plant biotechnology company (“Anandia”). The Agreement provided for the Company to make an initial investment of $250,000 in Anandia in return for (i) a ten percent (10%) equity interest in Anandia, and (ii) certain rights granted to the Company for four patent families (the “Intellectual Property”). The $250,000 investment was made on April 14, 2014. On September 15, 2014, certain milestones were achieved triggering an additional cash investment in Anandia in the amount of $450,000 in return for (i) an additional fifteen percent (15%) equity interest in Anandia, and (ii) a worldwide sublicense agreement to the Intellectual Property, including exclusive rights within the U.S. In addition, the Company issued 150,000 unregistered shares of the Company’s common stock to Anandia with a value on the day of issuance of September 15, 2014 in the amount of $394,500, and on March 31, 2015, the Company issued to Anandia an additional 377,906 unregistered shares of the Company’s common stock with an aggregate market value of $325,000 at the time of the issuance in accordance with the Agreement.

The Company uses the equity method of accounting to record its 25% ownership interest in Anandia. As of September 30, 2015 and December 31, 2014, the Company’s equity investment balance in Anandia was $1,193,309 and $1,318,335, respectively, and is classified within Other assets on the accompanying Consolidated Balance Sheets. As of December 31, 2014, the carrying value of our investment in Anandia was approximately $1,199,000 in excess of our share of the book value of the net assets of Anandia, with such difference attributable to intangible assets. This intangible asset is being amortized over the expected benefit period and this amortization expense of $14,412 and $43,236 for the three and nine months ended September 30, 2015, respectively, has been included in the Loss on equity investment in the accompanying Consolidated Statements of Operations. In addition, the Company has recorded an equity loss of $18,799 and $81,790 for the three and nine months ended September 30, 2015, respectively, representing 25% of Anandia’s net losses, resulting in a total loss on equity investment of $33,211 and $125,026 for the three and nine months ended September 30, 2015, respectively.

NOTE 10. - DEMAND BANK LOAN

The demand loan is among the Company’s short term liabilities and is payable to a commercial bank under a revolving credit agreement and is guaranteed by a former officer and director of the Company. This loan had a balance of $174,925 at September 30, 2015 and December 31, 2014. The Company is required to pay interest monthly at an annual rate of 0.75% above the prime rate, or 4.00% at September 30, 2015 and December 31, 2014. The Company is current in meeting this interest payment obligation. The terms of the demand loan include an annual “clean-up” provision, which requires the Company to repay all principal amounts outstanding for a period of 30 consecutive days every year. The Company has not complied with this requirement; however, the bank has not demanded payment. The bank has a lien on all of the Company’s assets.

NOTE 11. - NOTES PAYABLE AND PATENT ACQUISITION

On December 22, 2014, the Company entered into a Purchase Agreement (the “Agreement”) with the National Research Council of Canada (“NRC”) to acquire certain patent rights that the Company had previously licensed from NRC under a license agreement between the parties. The Purchase Agreement provided for the payment by the Company to NRC of the total amount of $1,873,000, of which (i) $660,000 was required to be paid at the closing under the Purchase Agreement for the payment due in 2013 from the Company to NRC as a result of the monies received by the Company from British American Tobacco (Investments) Limited (“BAT”) in October 2013, and (ii) the remaining balance of $1,213,000 being for the purchase of the NRC patent rights, of which $213,000 was paid in cash at the closing on December 23, 2014, and with the remaining $1,000,000 balance to be paid pursuant to the Agreement in three equal installments of approximately $333,333 in December of 2015, 2016 and 2017, respectively, with no interest on the installment payments unless the Company defaults in any such installment payment. As such, the Company computed the present value of these installment payments using the Company’s incremental borrowing rate. The resulting present value of these installment payments amounted to $925,730 and interest accretion has increased the note payable balance to $943,764 at September 30, 2015; with $328,154 and $615,610 recorded as the current and long-term portion of the note payable, respectively. The cost of the acquired patents in the amount of $1,138,730 (cash of $213,000 plus the discounted installment amount in the amount of $925,730) are included in Intangible assets, net on the Company’s Consolidated Balance Sheets. All previous license agreements between NRC and the Company were terminated as a condition of the Agreement. NRC has a security interest in these patent rights acquired by the Company from NRC until the installment payments required under the Agreement have been satisfied.

NOTE 12. - SEVERANCE LIABILITY

The Company recorded an accrual for severance during the fourth quarter of 2014 in the initial amount of $624,320 in accordance with FASB ASC 712. The severance accrual relates to the October 25, 2014 termination of Joseph Pandolfino, the Company’s former Chairman of the Board and Chief Executive Officer. The prior Employment Agreement with Mr. Pandolfino provided that in certain circumstances Mr. Pandolfino would receive severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. Amounts owed to Mr. Pandolfino have been discounted using the Company’s incremental borrowing rate. Due to alleged breaches of the Employment Agreement by Mr. Pandolfino, payments were suspended by the Company on February 13, 2015, resulting in current and long-term liabilities of $339,844 and $253,620, respectively, at September 30, 2015. See Note 18. Litigation and Note 19. Subsequent Event for additional details.

NOTE 13. - DUE FROM RELATED PARTY

The Company has conducted transactions with a related party, Alternative Cigarettes, Inc. (“AC”), primarily consisting of advances and repayments. AC is entirely owned by certain shareholders of the Company, including the Company’s former CEO and director. There were no transactions between the Company and AC during the nine months ended September 30, 2015. The net amount due from AC amounted to $46,069 as of September 30, 2015 and December 31, 2014. AC disputes the amount due as of these dates. No interest has been accrued or paid on any amount due from or to AC and there are no repayment terms with respect thereto (see Note 19. – Subsequent Event, for additional discussion).

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

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrants on a cash basis, (ii) exercise their warrants on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrants in exchange for a reduction in the exercise price contained in their respective warrants. The warrant holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, subsequent warrant exercises, and additional warrants issued during 2014 and 2015, there were a total of 130,178 and 129,809 warrants containing anti-dilution features that remained outstanding at September 30, 2015 and December 31, 2014, respectively. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the closing of the Warrant Amendments. The Company estimated the total cost of inducement to be $144,548. This expense has been recorded as an Other expense on the Company’s Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital.

Pursuant to the registered direct offering that closed on June 2, 2015, and discussed in Note 3, the Company issued 3,000,000 warrants with an exercise price of $1.25 per share. These warrants have a term of sixty-six (66) months, are not exercisable for six months immediately following the date of issuance, do not contain an anti-dilution feature, and had a fair value of approximately $2,067,000 at issuance.

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

Outstanding warrants at September 30, 2015 consisted of the following:

	Number of	Exercise
Warrant Description	Warrants	Price	Expiration

January 2011 PPO $3.00 warrants	2,817,952	$2.2029	January 25, 2016
January 2011 PPO $3.00 warrants	653,869	$2.0000	January 25, 2016
January 2011 PPO $3.00 warrants	3,062,665	$1.9600	January 25, 2016
January 2011 PPO $1.50 warrants	292,965	$1.2672	January 25, 2016
January 2011 PPO $1.50 warrants(1)	37,546	$1.1900	January 25, 2016
January 2011 PPO $1.50 warrants	62,329	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	10,831	$1.1718	January 25, 2016
December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	401,700	$0.6000	May 15, 2017
November 2012 PPO warrants	925,100	$0.6000	November 9, 2017
August 2012 convertible NP warrants(1)	92,632	$0.9520	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018
Crede Tranche 1A Warrants(2)	1,250,000	$3.3600	September 29, 2016
Crede Tranche 1B Warrants	1,000,000	$2.5951	September 29, 2016
Crede Tranche 2 Warrants(3)	1,000,000	$3.3736	September 29, 2019
Crede Tranche 3 Warrants(3)	1,000,000	$3.3736	September 29, 2019
Registered direct offering Warrants	3,000,000	$1.2500	December 2, 2020

Total warrants outstanding(4)	16,674,778

(1)	Includes anti-dilution features.
(2)	Includes Exchange Rights (see Note 5 for detailed discussion).
(3)	Exercisable only upon attainment of certain revenue milestones that are no longer achievable (see Note 5 for detailed discussion).
(4)	Includes 3,725,962 warrants (22.3%) held by officers and directors that have had the anti-dilution feature removed.

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

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes - Q1 2013	1,445,091
Fair value of warrant liability upon issuance - Q1 2013	6,022,319
Fair value of warrant liability upon issuance - Q2 2013	711,675
Fair value of warrant liability upon issuance - Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes - Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants - Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants - Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants - Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants - Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program - Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange Program - Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants - Q3 2014	2,810,000
Loss as a result of change in fair value	3,676,691
Fair value at December 31, 2014	$3,042,846
Gain as a result of change in fair value	(199,556)
Fair value at September 30, 2015	$2,843,290

The aggregate net gain as a result of the Company’s warrant liability for the three and nine months ended September 30, 2015 amounted to $27,723 and $199,556, respectively, (the aggregate net gain (loss) for the three and nine months ended September 30, 2014 amounted to $142,858 and ($3,850,295), respectively), which are included in Other income (expense) as part of Warrant liability gain (loss) - net in the accompanying Consolidated Statements of Operations.

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

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement (see Note 6)	4,250,000
Warrants exercised during 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at December 31, 2014	13,674,409
Warrants issued in conjunction with registered direct offering	3,000,000
Additional warrants due to anti-dilution provisions	369
Warrants outstanding at September 30, 2015	16,674,778

Composition of outstanding warrants:
Warrants containing anti-dilution feature	130,178
Warrants without anti-dilution feature	16,544,600 (1)
16,674,778

(1)	Include 1,250,000 warrants containing Exchange Rights (see Note 5 for detailed discussion).

NOTE 15. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for 2015 is $75,000 and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three and nine months ended September 30, 2015, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $72,263 and $100,073, respectively, ($59,973 and $99,415 during the three and nine months ended September 30, 2014, respectively).

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

All payments made under the above referenced license agreement and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations. The amounts expensed during the three and nine months ended September 30, 2015 were $39,051 and $117,153, respectively, ($39,051 and $110,386 for the three and nine months ended September 30, 2014, respectively).

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. There were no costs reimbursed under the License Agreement through September 30, 2015. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization during the three and nine months ended September 30, 2015 amounted to $24,506 and $73,517, respectively, ($8,018 for the three and nine months ended September 30, 2014) and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia will conduct research on behalf of the Company relating to the cannabis plant. The Agreement has an initial term of twelve (12) months from the date of the Agreement and can be extended at the sole option of the Company for two (2) additional periods of twelve (12) month each. The Company will pay Anandia $379,800 over the initial term of the Agreement, of which $116,400 was paid in October 2015, and additional amounts of $95,000, $84,200 and $84,200 will be due on January 1, 2016, April 1, 2016 and July 1, 2016, respectively. Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to as third-party, then the Company and Anandia will share equally in such sublicensing consideration.

Lease Agreements - The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis. The lease commenced on January 14, 2014, and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at the option of the Company. The Company is currently is in the one year lease extension term that will expire on October 31, 2015. The lease expense for the three and nine months ended September 30, 2015 amounted to $30,750 and $92,250, respectively, ($24,000 and $69,093 for the three and nine months ended September 30, 2014, respectively). The future minimum lease payments if the Company exercises each of the additional extensions are approximately as follows:

Year ended December 31, 2015 -	$34,000
Year ended December 31, 2016 -	$146,000
Year ended December 31, 2017 -	$156,000
Year ended December 31, 2018 -	$169,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

The Company has a lease for its office space in Clarence, New York that expires on August 31, 2016, with the Company having the option to extend this lease for an additional one-year renewal period expiring on August 31, 2017. Future minimum lease payments for the years ended December 31, 2015, 2016 and 2017 are approximately $11,000, $45,000 and $31,000, respectively, if the Company exercises the optional renewal period.

NOTE 16. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three month periods ended September 30, 2015 and 2014:

	September 30,	September 30,
	2015	2014

Net loss attributed to common shareholders	$(2,761,691)	$(2,724,309)

Denominator for basic earnings per share-weighted average shares outstanding	70,798,879	60,103,693

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	70,798,879	60,103,693

Loss per common share - basic and diluted	$(0.04)	$(0.05)

The following table sets forth the computation of basic and diluted earnings per common share for the nine month periods ended September 30, 2015 and 2014:

	September 30,	September 30,
	2015	2014

Net loss attributed to common shareholders	$(8,167,133)	$(10,005,252)

Denominator for basic earnings per share-weighted average shares outstanding	67,225,308	58,687,238

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	67,225,308	58,687,238

Loss per common share - basic and diluted	$(0.12)	$(0.17)

Securities outstanding that were excluded from the computation because they would have been anti-dilutive are as follows:

	September 30,	September 30,
	2015	2014
Warrants	16,674,778	13,674,409
Restricted stock	100,000	250,000
Options	3,061,642	890,000
	19,836,420	14,814,409

NOTE 17. - STOCK BASED COMPENSATION

On October 21, 2010, the Company established the 2010 Equity Incentive Plan (“EIP”) for officers, employees, directors, consultants and advisors to the Company and its affiliates, which consisted of 4,250,000 shares of common stock. During the first quarter of 2014, the Company issued restricted stock awards from the EIP for 850,000 restricted shares to employees and directors that vested on January 27, 2015. All awards were valued at the closing price of the Company’s common stock on the measurement date of the award. No additional awards are issuable under the EIP.

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”). The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to 5,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the OIP.

During the three and nine months ended September 30, 2015, the Company issued stock option awards from the OIP for 100,000 shares and 1,721,642 shares, respectively. The Company also issued restricted stock awards from the OIP for 0 shares and 20,000 shares for the three and nine months ended September 30, 2015, respectively. The stock option and restricted stock awards were awarded to eligible individuals under the OIP and have vesting periods ranging from six months to one year from the award date. All stock option awards were valued using the Black-Scholes option-pricing model on the date of the award, and all restricted stock awards were valued at the closing price of the Company’s common stock on the NYSE MKT on the date of the award.

For the three and nine months ended September 30, 2015, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $314,743 and $1,000,603, respectively, ($655,837 and $1,649,886 for the three and nine months ended September 30, 2014, respectively). During the three months ended September 30, 2015, the Company also issued restricted stock and stock options to third-party service providers in the amount of 90,000 and 300,000, respectively, bringing issuances of restricted stock and stock options to 279,196 and 400,000, respectively, for the nine months ended September 30, 2015. The Company recorded equity based compensation related to the third-party providers for the three and nine months ended September 30, 2015 in the amount of $97,969 and $232,187, respectively, ($122,486 during the three and nine months ended September 30, 2014).

As of September 30, 2015, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $892,000 which is expected to be recognized approximately as follows: $316,000, $319,000, and $39,000 during 2015, 2016 and 2017, respectively. $218,000 of the unrecognized compensation expense relates to 400,000 stock options, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2015 and 2014:

	2015	2014
Risk-free interest rate (weighted average)	1.60%	1.80%
Expected dividend yield	0%	0%
Expected stock price volatility	90%	90%
Expected life of options (weighted average)	8.91 years	10 years

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

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at December 31, 2014	890,000	$1.38
Reinstated in 2015	50,000	$0.69
Granted in 2015	2,121,642	$0.99
Outstanding at September 30, 2015	3,061,642	$1.10	8.2 years	$163,300

Exercisable at September 30, 2015	790,000	$1.10	7.2 years	$75,100

There were 2,121,642 stock options granted during the nine months ended September 30, 2015 (300,000 options were granted during the nine months ended September 30, 2014). The weighted average grant date fair value of options issued during the nine months ended September 30, 2015 was $0.56 ($2.07 for the nine months ended September 30, 2014). The total fair value of options that vested during the nine months ended September 30, 2015 amounted to $206,500 ($103,250 for the nine months ended September 30, 2014). During the nine months ended September 30, 2014, 70,000 options were exercised for cash proceeds of $48,300. No options were exercised during the nine months ended September 30, 2015.

NOTE 18. - LITIGATION

On March 4, 2015, Joseph Pandolfino, the Company’s former Chief Executive Officer and a director at that time, commenced legal action against the Company in the Erie County Supreme Court for the State of New York captioned Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant , Index No. 802706/2015 (the “First Action”) asserting causes of action for breach of the employment agreement between the Company and Mr. Pandolfino (the “Employment Agreement”) and seeking to recover alleged severance benefits of three years of annual salary of $225,000, being an aggregate of $675,000 (less payments received), plus interest, legal fees and costs as damages. The Company believed it had legal and factual defenses against the claims asserted by Mr. Pandolfino and while the Company believed these claims were without merit, the Company recorded a severance liability, more fully described in Note 13 - Severance Liability, until the outcome of this litigation was known.

On March 9, 2015, the Company commenced legal action against Mr. Pandolfino and Alternative Cigarettes, Inc. (“AC”) in the Erie County Supreme Court for the State of New York captioned 22nd Century Group, Inc., Plaintiff, v. Joseph Pandolfino and Alternative Cigarettes, Inc., Defendants, Index No. 802968/2015 (the “Second Action”). The complaint in the Second Action asserted causes of action for: (1) breach of the Employment Agreement; (2) breach of fiduciary duties and the duty of loyalty; (3) unfair competition; (4) conversion; (5) misappropriation; (6) constructive trust; and (7) breach of contract/account stated. The Second Action sought relief including: (1) a declaratory judgment that Mr. Pandolfino violated the restrictive covenants contained in the Employment Agreement; (2) disgorgement of all wages and benefits previously paid to Mr. Pandolfino since 2011; (3) recovery of the balance due from AC to the Company in the amount of $46,069; and (4) other compensatory damages, plus legal fees and costs. Further, the Second Action sought injunctive relief prohibiting Mr. Pandolfino from breaching the restrictive covenants and confidentiality provisions set forth in the Employment Agreement, as well as money damages from Mr. Pandolfino for his breaches of the Employment Agreement.

Mr. Pandolfino and AC filed a motion to dismiss the Second Action commenced by the Company, which motion was denied in all respects by the Court on May 11, 2015. The Court also directed that the First Action and the Second Action be consolidated into one case with the caption of the consolidated case being the First Action’s caption of Joseph Pandolfino, Plaintiff, v. 22nd Century Group, Inc., Defendant, Index No. 802706/2015. As of September 30, 2015, the First Action and the Second Action were still on-going between the parties.

See Note 19 – Subsequent Event – for a discussion of the settlement of the above-described litigation.

In a separate litigation case, on April 10, 2015, 22nd Century Group entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party paid a total amount of $1,000,000 to the Company. During the second and third quarters of 2015, the Company received all payments under the settlement in the aggregate amount of $1,000,000.

NOTE 19. – SUBSEQUENT EVENT

On November 6, 2015, Mr. Joseph Pandolfino, Alternative Cigarettes (“AC”) and the Company entered into a settlement agreement to resolve all disputes among the parties, with the primary provisions of such settlement agreement being as follows:

1. Mr. Pandolfino agreed to and did resign from the Company’s Board of Directors on November 6, 2015.

2. Mr. Pandolfino entered into a lock-up agreement with the Company pursuant to which Mr. Pandolfino has agreed to not sell, pledge or otherwise encumber or transfer any shares of the Company’s common stock beneficially owned by Mr. Pandolfino during the period from the date of the settlement agreement through December 31, 2016, subject to the Company making all of the severance payments as described in paragraph number 5 below and the consulting payments described in paragraph number 6 below in a timely manner.

3. Subject to the Company making all of the severance payments and consulting payments described in paragraph numbers 5 and 6 below in a timely manner, Mr. Pandolfino agreed that he: (i) shall not vote any Company securities against the reelection of any of the current directors of the Company, and (ii) shall not vote for, or provide any support whatsoever for, any change in control of the Company or any of its affiliates or any candidate for election to the Board of Directors of the Company unless such candidate has been selected and endorsed by the Nominating Committee of the Board of Directors of the Company.

4. Of the total amount of $46,069 due from AC to the Company, AC agreed to pay the Company the amount of $23,069 in cash and AC has issued to the Company a promissory note, together with a guaranty of such promissory note by Mr. Pandolfino, for the remaining balance of $23,000 to be paid by AC or Mr. Pandolfino to the Company by or before December 1, 2015. AC and Mr. Pandolfino have also transferred to the Company certain specified assets of AC. AC and Mr. Pandolfino have agreed that AC will continue to not have any operations or business and thereafter pay off all of its liabilities and liquidate, dissolve and/or be sold to an unaffiliated third-party on or before December 31, 2015.

5. The Company has agreed to pay the severance benefit to Mr. Pandolfino as provided under his employment agreement, with (i) payment to Mr. Pandolfino of all severance amounts due and owing for the period from February 8, 2015 through the date of the settlement agreement, after the deduction of all applicable taxes and other withholdings and (ii) the remaining balance of Mr. Pandolfino’s severance being thereafter paid to Mr. Pandolfino by the Company, after the deduction of all applicable taxes and other withholdings, over the remaining portion of the three-year period following the prior termination date of Mr. Pandolfino’s employment with the Company. Mr. Pandolfino continues to be bound by specified provisions of his employment agreement, including, but not limited to, the non-compete, the restrictive covenants, the confidentiality provisions and the non-solicitation provisions of such employment agreement.

6. The Company has agreed to retain Mr. Pandolfino as a consultant for a period of thirty (30) months from the date of the settlement agreement, during which period Mr. Pandolfino will be compensated at the gross rate of Six Thousand Dollars ($6,000.00) per month. Mr. Pandolfino will perform services as reasonably requested by the Chief Executive Officer of the Company. After the first twelve (12) months of the consulting term, Mr. Pandolfino may, in his discretion, terminate the consulting arrangement on thirty (30) days’ prior written notice to the Company whereupon no further consulting fees shall be due to him, but Mr. Pandolfino will continue to be bound by the surviving provisions of the consulting agreement, the employment agreement and the settlement agreement.

7. As long as Mr. Pandolfino does not materially breach of any of his obligations to the Company, then (i) the stock option granted to Mr. Pandolfino, on March 3, 2015, to purchase One Hundred Thousand (100,000) shares of the Company’s common stock for $1.43 per share will vest as originally scheduled on March 3, 2016, (ii) the Company will remove Mr. Pandolfino on or before December 31, 2015 as a guarantor on a pre-existing bank loan to the Company. In addition, the Company has acknowledged its obligation to continue to indemnify Mr. Pandolfino as a former officer and director of the Company and its affiliates.

8. Each party has agreed to pay for its own expenses incurred in connection with the litigation proceedings to date between the parties and finalizing the settlement agreement. The settlement agreement also contains an exchange of mutual releases and a termination of all pending lawsuits by the parties against each other.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to continue to monetize the licensing of our technology and products; our ability to raise capital; our ability to achieve profitability; our ability to manage our growth effectively; our ability to obtain FDA authorization for our modified risk cigarettes; our ability to obtain FDA approval for a smoking cessation product; our ability to gain market acceptance for our products and our ability to maintain our rights to our intellectual property licenses.  For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a plant biotechnology company focused on (i) tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding and (ii) research and development of unique cannabis plants through genetic engineering and plant breeding. We currently own or exclusively control more than 200 issued patents and more than 50 pending patent applications around the world. The number of our issued patents has increased as a result of a number of our pending patent applications being converted into issued patents as we also continue to file additional patent applications. Our management team is currently focused on monetizing our intellectual property portfolio and obtaining regulatory approval to market our reduced exposure cigarettes and our smoking cessation product in development.

We are focused on:

•	pursuit of FDA reduced exposure authorization for our Very Low Nicotine, Brand A modified risk cigarette in development,

•	pursuit of FDA reduced exposure authorization for our low Tar-to-Nicotine, Brand B modified risk cigarette in development,

•	contracting with a strategic joint venture partner to fund a Phase III smoking cessation clinical trial for X-22, our tobacco-based smoking cessation aid in development,

•	research and development of unique cannabis plants through genetic engineering and plant breeding,

•	commercialization of RED SUN super-premium cigarettes in the United States,

•	commercialization of MAGIC super-premium, very low nicotine cigarettes internationally,

•	expansion of a base of third-party cigarette and filtered cigar contract manufacturing business at our manufacturing facility in Mocksville, North Carolina, and

•	establishment of substantial multi-year sales contracts for our proprietary tobacco leaf and/or finished tobacco products internationally.

For the third quarter of 2015, our accomplishments and notable events include:

•

We prepared the bulk of our Modified Risk Tobacco Product (MRTP) application and intend to submit the final application to the U.S. Food and Drug Administration (FDA) before the end of 2015 for the FDA to accept and subsequently approve our Very Low Nicotine BRAND A reduced exposure cigarettes. Compared to all other tobacco cigarettes – made by any other company – BRAND A has the world’s lowest nicotine content. If sufficient funds are secured for exposure studies, we also intend to submit in 2016 an MRTP application for the FDA to accept and subsequently approve our BRAND B reduced exposure cigarettes in development. Compared to all other tobacco cigarettes – made by any other company – we believe BRAND B has the world’s lowest-tar-to-nicotine ratio.

•	Through the granting of new patents and the filing of new patent applications, we again dramatically increased our intellectual property portfolio this quarter. 22nd Century currently owns or exclusively controls more than 200 issued patents and more than 50 pending patent applications around the world.

•	We strategically hired a full-time FDA expert as our new Director of Business Development and Regulatory Affairs to facilitate our continued work on our submissions to the FDA for our modified risk cigarettes in development.

•	We hired a new Vice President of Plant Biotechnology who is uniquely qualified to grow and commercialize our impressive patent portfolio relating to both tobacco and cannabis, including spearheading our work with our modified risk tobacco products in development and our cannabis technology initiatives.

•	We identified and met with several pharmaceutical and other significant potential strategic partners in our efforts to contract with a third party to fund a Phase III clinical trial for X-22 and to bring this important tobacco-based smoking cessation product to market.

•	The New England Journal of Medicine published a milestone study using our proprietary SPECTRUM research cigarettes. The Center for the Evaluation of Nicotine in Cigarettes led the double-blind, parallel, randomized clinical trial involving 840 smokers at ten locations. 22nd Century’s proprietary low nicotine SPECTRUM cigarettes were “associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events.” The study’s lead author, Dr. Eric Donny, explained in an article posted on usatoday.com, "The evidence is getting stronger that reducing nicotine reduces smoking and makes people less addicted to cigarettes and, in doing so, might make them more likely to quit." The same research team is currently conducting a longer, Phase III clinical trial with 1,250 participants using our SPECTRUM research cigarettes to assess whether an immediate reduction or a gradual reduction in nicotine levels is most effective.

•	We received an order for approximately 5 million additional SPECTRUM research cigarettes from the federal government. We developed SPECTRUM in partnership with independent researchers and officials from the National Institute on Drug Abuse (NIDA), the FDA, the National Cancer Institute (NCI) and the Centers for Disease Control and Prevention (CDC). The main SPECTRUM product line, uniquely produced by the Company, consists of a series of cigarette styles that vary nicotine yields over a 50-fold range – from very low (97% less nicotine than conventional brands) to relatively high nicotine yields.

•

We commenced new cannabis research with Anandia Laboratories in Vancouver, Canada to develop, protect and commercially produce unique cannabis strains that express highly desirable characteristics and will lead to exciting commercialization opportunities. The goals of the Company’s research activities relating to cannabis are to develop, protect and commercially produce unique cannabis plant varieties that include (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the commercial hemp industry and (ii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets.

•	Having launched in the first quarter of this year the Company’s RED SUN brand, our retail store count has grown to more than 600 locations across the country. In order to reach consumers directly, we launched a consumer marketing campaign in weekly newspapers in select markets. We also continue to expand our popular Brand Ambassador marketing program which places trained RED SUN personnel inside smoke shops and tobacconists to work closely with owners and managers to offer special RED SUN gift certificates to smokers of competitive brands.

•	Having launched MAGIC cigarettes in more than 900 state-licensed retail shops in Spain, we determined through early customer feedback that the brand’s taste characteristics are distinctly American. In response to this finding, we paused in our MAGIC rollout to the U.K., Holland, France, and Italy in order to fine-tune the taste of MAGIC cigarettes so that they will be more consistent with European cigarettes. We expect to resume the MAGIC rollout in the fourth quarter of 2015 and into 2016.

•	Since commencing the manufacture of Smoker Friendly private label products for the 800+ Smoker Friendly stores across the United States, we have expanded our third-party contract manufacturing base with the addition of five new contract partners.

Annual Report on Form 10-K

Our Annual Report on Form 10-K for the year ended December 31, 2014 provides additional information about our business, operations and financial condition.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue - Sale of products

In the three months ended September 30, 2015, we realized net sales revenue from the sale of products in the amount of $2,667,506. During the third quarter of 2015, we continued to grow our manufacturing operations at our North Carolina factory as we transitioned from primarily a pre-manufacturing status during the majority of 2014.

During the three months ended September 30, 2014, we realized revenue from the production of filtered cigars in our North Carolina facility in the amount of $64,431.

Cost of goods sold – Royalties for licensing

We had no royalties for licensing during the three months ended September 30, 2015. During the three months ended September 30, 2014, we revised the estimate of a royalty fee due to a third party licensor in connection with a $7,000,000 royalty fee received from BAT in the fourth quarter of 2013. The new payment of $660,000 exceeded the originally recorded estimate of $413,566 by $246,434.

Cost of goods sold - Products

During the three months ended September 30, 2015, cost of goods sold were $2,948,928, or 110.5% of net sales revenue. Excise taxes and certain regulatory fees in the approximate amount of $1,910,000 are included in the cost of goods sold. We were not operating the factory at full production capacity during the third quarter of 2015. As a result, the cost of goods sold, which includes the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of net sales revenue.

During the three months ended September 30, 2014, cost of goods sold were $59,413, or 92.2% of revenue. The cost of goods sold related to the manufacture of filtered cigars and included the cost of materials, labor and allocated overhead.

Research and development expense

Research and development (“R&D”) expense was $529,590 in the three months ended September 30, 2015, an increase of $180,255, or 51.6%, from $349,335 in the three months ended September 30, 2014. This increase was primarily a result of an increase in costs associated with our BRAND A modified risk application to be filed with the FDA in the approximate amount $154,000, an increase in payroll related costs of approximately $40,000, and a net increase in R&D contract and testing costs of approximately $32,000, partially offset by a decrease in stock based compensation in an approximate amount of $53,000 during the third quarter of 2015 as compared to the third quarter of 2014.

General and administrative expense

General and administrative expense was $1,293,003 in the three months ended September 30, 2015, a decrease of $517,905, or 28.6%, from $1,810,908 in the three months ended September 30, 2014. The decrease was mainly due to decreases in employee and director stock based compensation of approximately $274,000, legal and professional fees of approximately $599,000, press release and SEC related costs of approximately $55,000, and other net general and administrative costs of approximately $20,000, partially offset by increases in investor relation costs of approximately $221,000, increases in payroll and related benefits of approximately $46,000, and expenses incurred by our factory in North Carolina of approximately $164,000, during the third quarter of 2015 as compared to the third quarter of 2014.

Pre-manufacturing facility costs

As stated above, we continued to grow our manufacturing operations at the North Carolina factory during the third quarter of 2015. Accordingly, there were no pre-manufacturing costs for the three months ended September 30, 2015. During the third quarter of 2014, we incurred various expenses related to preparing the warehouse and manufacturing facility, which amounted to $269,399 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

Sales and marketing costs

During the three months ended September 30, 2015, we incurred sales and marketing expenses of $470,621, an increase of $447,206 from $23,415 in the three months ended September 30, 2014. The increase in the sales and marketing costs are primarily the result of costs incurred to launch our proprietary cigarette brands, RED SUN and MAGIC, in the U.S. and Europe, respectively. Sales and marketing costs include payroll for sales and customer service personnel, point of sale materials, trade shows, advertising, promotional campaigns and travel related expenses for our sales personnel.

Amortization and depreciation expense

Amortization and depreciation expense for the three months ended September 30, 2015 amounted to $172,865, an increase of $42,516, or 32.6%, from $130,349 for the three months ended September 30, 2014.

Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the three months ended September 30, 2015 was $91,165, an increase of $37,544, or 70.0%, from $53,621 for the three months ended September 30, 2014. The increase was primarily due to amortization on additional investments in patents during the nine months ended September 30, 2015 and the year ended December 31, 2014 in the amount of $485,965 and $1,780,596, respectively. The patent costs incurred during the year ended December 31, 2014, include the patents purchased from the National Research Council of Canada in December 2014 in the amount of $1,138,730.

Depreciation expense for the three months ended September 30, 2015 was $81,700, an increase of $4,972, or 6.5%, from $76,728 for the three months ended September 30, 2014. This increase was mainly due to approximately $36,000 of additional equipment placed in service during the nine months ended September 30, 2015.

Warrant liability gain - net

The warrant liability gain of $27,723 for the third quarter of 2015 was due to the decrease in the estimated fair value of the warrants during the period when compared to the fair value of the warrants at the end of the second quarter of 2015. The decrease in the estimated fair value of the warrants was primarily attributable to the decrease in the Company’s underlying stock price from $0.94 per share at June 30, 2015, as compared to $0.84 per share at September 30, 2015, and with certain warrants aging closer to their expiration dates with the passage of time.

 The warrant liability gain of $142,858 for the third quarter of 2014 was due to the decrease in the estimated fair value of the warrants during the period. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $3.07 per share at June 30, 2014, as compared to $2.52 per share at September 30, 2014.

Loss on equity investment

The loss on equity investment of $33,211 for the three months ended September 30, 2015 consisted of (i) our 25% share of Anandia’s net loss for the three months ended September 30, 2015 in the amount of $18,799, and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $14,412.

The loss on equity investment of $26,057 for the three months ended September 30, 2014, represented our share of Anandia’s net loss from our initial investment on April 11, 2014 in Anandia through September 30, 2014.

Interest expense

Interest expense increased in the three months ended September 30, 2015 to $8,702 from $1,788 in the three months ended September 30, 2014. This increase of $6,914 resulted from the accretion of interest on the note payable.

Net loss

We experienced a net loss in the three months ended September 30, 2015 of $2,761,691 as compared to a net loss of $2,724,309 in the three months ended September 30, 2014. The increase in the net loss of $37,382, or 1.4%, was primarily the result of an increase in our gross loss of approximately $40,000 and a decrease in the warrant liability gain – net in the approximate amount of $115,000, offset by an increase in operating expenses of approximately $117,000.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue - Sale of products

In the nine months ended September 30, 2015, we realized net sales revenue from the sale of products in the amount of $5,590,597. During the of 2015, we grew manufacturing operations at our North Carolina factory as we continued the transition from our pre-manufacturing status during the majority of 2014.

During the nine months ended September 30, 2014, we realized net sales revenue of $528,080, consisting of $447,535 in revenue derived from the sale of 5.5 million SPECTRUM research cigarettes during January of 2014, and from the production of filtered cigars in our North Carolina factory in the amount of $80,545.

Cost of goods sold – Royalties for licensing

We had no royalties for licensing during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we revised the estimate of a royalty fee due to a third party licensor in connection with a $7,000,000 royalty fee received from BAT in the fourth quarter of 2013. The new payment of $660,000 exceeded the originally recorded estimate of $413,566 by $246,434.

Cost of goods sold - Products

During the nine months ended September 30, 2015, cost of goods sold were $6,181,954, or 110.6% of net sales revenue. Excise taxes and certain regulatory fees in the approximate of $3,838,000 are included in the cost of goods sold. We were not operating the factory at full production capacity during the first three quarters of 2015. As a result, the cost of goods sold, which included the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of net sales revenue.

During the nine months ended September 30, 2014, cost of goods sold were $250,285, or 47.4% of net sales revenue. The cost of goods sold consisted of $177,696 relating to the production of the SPECTRUM research cigarettes and $72,589 related to the manufacturing of filtered cigars.

Research and development expense

R&D expense was $1,020,670 in the nine months ended September 30, 2015, an increase of $185,620, or 22.2%, from $835,050 in the nine months ended September 30, 2014. This increase was primarily a result of an increase in costs associated with our BRAND A modified risk application to be filed with the FDA in the approximate amount $217,000, an increase in payroll related costs of approximately $51,000, and a net increase in R&D contract costs, testing costs, and patent maintenance costs of approximately $69,000, partially offset by decreases in royalty related expenses in the approximate amount of $41,000 and a decrease in stock based compensation in the approximate amount of $126,000, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014.

General and administrative expense

General and administrative expense was $6,227,465 in the nine months ended September 30, 2015, an increase of $2,066,690, or 49.7%, from $4,160,775 in the nine months ended September 30, 2014. The increase was mainly due to increases in stock based equity compensation to third-party service providers of approximately $2,044,000 (approximately $1,956,000 of this increase pertains to the Crede Consulting Agreement, more fully described in Note 5), investor relations and outside consultant costs of approximately $494,000, payroll related costs of approximately $54,000, a net increase in various other general and administrative expense of approximately $81,000, and expenses incurred by our factory of approximately $448,000, partially offset by decreases in employee and director stock based compensation of approximately $568,000, press release, SEC and NYSE related expenses of approximately $164,000, and legal and accounting costs of approximately $322,000 during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

Pre-manufacturing facility costs

We continued to grow our manufacturing operations at the North Carolina factory during the nine months ended September 30, 2015. Accordingly, there were no pre-manufacturing costs for the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we incurred various expenses related to preparing the warehouse and manufacturing facility, which amounted to $702,166 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

Sales and marketing costs

During the nine months ended September 30, 2015, we incurred sales and marketing costs of $876,625, an increase of $819,050 from $57,575 in the nine months ended September 30, 2014. The increase in the sales and marketing costs were primarily the result of costs incurred to launch our proprietary cigarette brands, RED SUN and MAGIC, in the U.S. and Europe, respectively. Sales and marketing costs include payroll for sales and customer service personnel, point of sale materials, trade shows, advertising, promotional campaigns and travel related expenses for our sales personnel.

Amortization and depreciation expense

Amortization and depreciation expense for the nine months ended September 30, 2015 amounted to $497,583, an increase of $171,621, or 52.7%, from $325,962 for the nine months ended September 30, 2014.

Amortization expense relates to amortization taken on capitalized patent costs. Amortization expense for the nine months ended September 30, 2015 was $258,443, an increase of $84,745, or 48.8%, from $173,698 for the nine months ended September 30, 2014. The increase was primarily due to amortization on additional investments in patents during the nine months ended September 30, 2015 and the year ended December 31, 2014 in the amount of $485,965 and $1,780,596, respectively, partially offset by an adjustment to the 2013 amortization that was recorded in the first quarter of 2014. The patent costs incurred during the year ended December 31, 2014 include the patents purchased from the National Research Council of Canada in December 2014 in the amount of $1,138,730.

Depreciation expense for the nine months ended September 30, 2015 was $239,140, an increase of $86,876, or 57.1%, from $152,264 for the nine months ended September 30, 2014. This increase was mainly due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Warrant liability gain (loss) - net

The warrant liability gain of $199,556 for the nine months ended September 30, 2015 was due to the decrease in the estimated fair value of the warrants during the period. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $1.65 per share at December 31, 2014, as compared to $0.84 per share at September 30, 2015, and with certain warrants aging closer to their expiration dates with the passage of time.

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

Settlement proceeds

On April 10, 2015, we entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party paid a total of $1,000,000 to us. During the second and third quarters of 2015, we received payments under this settlement in the aggregate amount of $1,000,000 in full settlement of the dispute.

Loss on equity investment

The loss on equity investment of $125,026 for the nine months ended September 30, 2015 consisted of (i) our 25% share of Anandia’s net loss for the nine months ended September 30, 2015 in the amount of $81,790, and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $43,236.

The loss on equity investment of $26,057 for the nine months ended September 30, 2014, represented our share of Anandia’s net loss from our initial investment on April 11, 2014 in Anandia through September 30, 2014.

Interest expense

Interest expense increased in the nine months ended September 30, 2015 to $27,963 from $5,306 in the nine months ended September 30, 2014. This increase of $22,657 consisted of $18,898 from the accretion of interest on notes payable and $3,759 derived from the interest component of severance payments made during the nine months ended September 30, 2015, where the severance accrual had previously been recorded on a discounted basis using our incremental borrowing rate.

Net loss

We had a net loss in the nine months ended September 30, 2015 of $8,167,133 as compared to a net loss of $10,005,252 in the nine months ended September 30, 2014. The decrease in the net loss of $1,838,119, or 18.4%, was primarily the result of the decrease in the warrant liability gain (loss) - net in the amount of approximately $4,050,000, the decrease in warrant amendment inducement expense of approximately $145,000, the increase in the litigation settlement proceeds of $1,000,000, offset by an increase in operating expenses of approximately $2,541,000, a decrease in gross profit of approximately $623,000, a decrease in the gain on machinery and equipment in the amount of approximately $71,000, an increase in the loss on equity investment in the amount of approximately $99,000 and an increase in interest expense of approximately $23,000.

Liquidity and Capital Resources

Working Capital

As of September 30, 2015, we had positive working capital of approximately $6.8 million compared to positive working capital of approximately $8.0 million at December 31, 2014, a decrease of approximately $1.2 million.

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

Cash demands on operations

During the nine months ended September 30, 2015, we experienced an operating loss of approximately $9.2 million and used cash in operations of approximately $4.9 million. Excluding contract growing of our proprietary tobacco with farmers, costs associated with a modified risk application with the FDA, patent and trademark costs, extraordinary expenses such as potential clinical trials, capital expenses for our factory, and possible sponsored research, our monthly cash expenditures are approximately $650,000. Not including potential milestone payments of up to $7,000,000 from BAT, we believe that cash on hand at September 30, 2015 of $6,741,578, coupled with revenues from ongoing product sales will be adequate to sustain operations and meet all current obligations as they come due through June 2016.

Net Cash used in Operating Activities

In the first nine months of 2015, $4,863,017 of cash was used in operating activities as compared to $3,795,112 of cash used in operating activities in the first nine months of 2014; an increase of $1,067,905. The increase in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the amount of $431,833 and an increase in cash used for working capital components related to operations in the amount of $636,072 for the first nine months of 2015 as compared to the first nine months of 2014.

Net Cash used in Investing Activities

In the first nine months of 2015, net cash used in investing activities was $339,675 as compared to $1,879,249 of cash used in investing activities during the first nine months of 2014. The decrease in cash used in investing activities of $1,539,574 was primarily due to $1,875,000 used during the nine months ended September 30, 2014 for the payment of license fees, the acquisition of NASCO Products, LLC, and the equity investment in Anandia, and by a decrease of $296,058 in the acquisition of patents, trademarks and machinery and equipment, partially offset by the net proceeds received on the sale of machinery and equipment during the quarter ending March 31, 2014 in the amount of $631,484.

Net Cash provided by Financing Activities

During the first nine months of 2015, we generated $5,541,583 from our financing activities primarily as a result of net cash proceeds from the issuance of common stock in a June 2015 registered direct offering in the amount of $5,576,083. During the nine months ended September 30, 2014, $9,864,310 was provided by financing activities primarily as a result of net cash proceeds received from a common stock private placement in September 2014 in the amount of $9,324,088, and net cash proceeds from the exercise of stock warrants and stock options in the amount of $535,251.

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

Revenue Recognition

We recognize revenue at the point the product is shipped to a customer and title has transferred. Revenue from the sale of our products is recognized net of cash discounts, sales returns and allowances. Federal cigarette and filtered cigar excise taxes are included in net sales and accounts receivable billed to customers, except on sales of SPECTRUM and exported cigarettes as to which such taxes do not apply. We recognize revenue from the sale of our MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributors to the retailers and are sold net of cash discounts, sales returns and allowances and all applicable taxes.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark, SPECTRUM. In September 2015, the Company received a purchase order for approximately 5.0 million SPECTRUM research cigarettes that are expected to be shipped in December 2015.  Total revenue from this order will be approximately $572,000 and is expected to be recognized in the fourth quarter of 2015. There were no SPECTRUM cigarettes delivered during the nine months ended September 30, 2015.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles are reviewed annually for impairment. We have not recognized any impairment losses during the nine months ended September 30, 2015 or 2014.

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

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in our assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.  In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of September 30, 2015 and December 31, 2014.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability, which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities, including volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of September 30, 2015 would have the impact of increasing or decreasing the liability by approximately $6,000.

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

(b) Changes in Internal Control over Financial Reporting:

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

On November 6, 2015, the Company, Mr. Pandolfino and AC entered into a settlement agreement to resolve all disputes between the parties, with the primary provisions of such settlement agreement being as described in Note 19 of the Notes to the Consolidated Financial Statements of the Company set fourth in Part I of this Form 10-Q.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on February 6, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 4, 2015, the Company issued 90,000 shares of common stock to New Castle Consulting, LLC pursuant to the terms of a consulting agreement.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 9, 2015	/s/ Henry Sicignano III
Henry Sicignano III
President and Chief Executive Officer

Date: November 9, 2015	/s/John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer

