Form 10-K
period 2015-12-31
22nd Century Group, Inc.
filed 2016-02-18
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

☐ Transitional Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

Commission File Number: 001-36338

22nd Century Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

9530 Main Street, Clarence, New York 14031

(Address of principal executive offices)

(716) 270-1523

Registrant’s telephone number, including area code

Securities registered under Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.00001 par value	NYSE MKT LLC

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock (excluding the 12,124,508 shares held by affiliates), based upon the $0.94 price at which such common stock was last sold on June 30, 2015, was approximately $55.2 million.

As of February 18, 2016, there were 76,009,960 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2016 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2015.

22nd Century Group, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

• Our ability to raise additional capital on favorable terms or at all;

• Our ability to achieve profitability and positive cash flows;

• Our ability to manage our growth effectively;

• Our ability to retain key personnel;

• Our ability to enter into additional licensing transactions;

• The potential for our clinical trials to produce negative or inconclusive results;

• Our ability to obtain significant revenue for our tobacco products;

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

Background

22nd Century Group, Inc. was incorporated under the laws of the State of Nevada on September 12, 2005 under the name Touchstone Mining Limited. On January 25, 2011, we entered into a reverse merger transaction with 22nd Century Limited, LLC, which we refer to herein as the “merger.” Upon the closing of the merger, 22nd Century Limited, LLC became our wholly-owned subsidiary. After the merger, we succeeded to the business of 22nd Century Limited, LLC as our sole line of business.

22nd Century Limited, LLC was originally formed as a New York limited liability company on February 20, 1998 as 21st Century Limited, LLC and subsequently merged with a newly-formed Delaware limited liability company, 22nd Century Limited, LLC, on November 29, 1999. Since inception, 22nd Century Limited, LLC has sponsored research and subsequently used biotechnology to regulate the nicotine content in tobacco plants.

Overview

We are a plant biotechnology company focused on technology that allows us to increase or decrease the level of nicotine and other nicotinic alkaloids in tobacco plants and levels of cannabinoids in cannabis plants through genetic engineering and plant breeding. Our primary mission is to reduce the harm caused by smoking. We own or exclusively control more than 200 issued patents plus more than 50 pending patent applications.

We are in the process of transitioning from researching and developing our proprietary technology and tobaccos to commercializing our technology and products. We initiated the commercialization of our technology and products in the year 2015. According to Euromonitor International annual worldwide tobacco product sales, including cigarettes and smokeless products, are approximately $800 billion, most of which are cigarette sales. If we capture a small fraction of this market, we believe our value will increase tremendously.

We are primarily involved in the following activities:

·	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;
·	The pursuit of necessary regulatory approvals and clearances from the FDA to market BRAND A in the U.S. as an over-the-counter product labeled as reduced exposure to nicotine as BRAND A has 95% less nicotine than conventional tobacco cigarettes;
·	The development of X-22, a prescription-based smoking cessation aid consisting of very low nicotine (“VLN”) cigarettes, and the pursuit of regulatory approvals and clearances from the FDA to market X-22 as a prescription smoking cessation aid;
·	The pursuit of necessary regulatory approvals and clearances from the FDA to market BRAND B as a modified risk cigarette with an extremely low tar-to-nicotine ratio;

·	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes;
·	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”), a part of the National Institutes of Health (“NIH”);
·	The international licensing of our technology, proprietary tobaccos, and trademarks;
·	The international sale of our branded proprietary tobaccos;
·	The contract manufacturing of third-party branded tobacco products; and
·	The research and development in Canada of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, and (ii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets.

Our prospects depend on our ability to generate and sustain revenues from (i) licensing and/or sale of our proprietary tobacco, technology and products; (ii) domestic and international sales of our brands, including RED SUN and MAGIC; (iii) further development of our potential modified risk tobacco products and our X-22 smoking cessation aid; and (iv) the manufacture of the filtered cigar and cigarette brands of third-parties at our manufacturing facility in North Carolina. Our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk or reduced exposure; and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

We believe our products address unmet needs of smokers; for those who desire to quit, an innovative smoking cessation aid, and for those who are unable or unwilling to quit smoking, cigarettes that may reduce the level of exposure to tobacco toxins and/or nicotine.

We believe our proprietary technology, tobaccos and products will generate multiple significant revenue streams from licensing of our technology and tobacco and from the sales of our products.

Intellectual Property

Our intellectual property enables us to decrease or increase the level of nicotine and other nicotinic alkaloids in tobacco plants by decreasing or increasing the expression of gene(s) responsible for nicotine production in the tobacco plant using genetic engineering. The basic techniques include, but are not limited to, those that are used in the production of genetically modified (“GM”) varieties of other crops, which are also known as “biotech crops.”

We own or exclusively control more than 200 issued patents plus more than 50 pending patent applications. A “patent family” is a set of patents granted in various countries to protect a single invention. Our patent coverage in the United States and China, two of the most valuable smoking cessation and cigarette markets in the world, consists of 27 issued patents and 21 pending applications and 6 issued patents and 6 pending patent applications, respectively. We have exclusive rights to all uses of the following genes responsible for nicotine content in tobacco plants: NBB, QPT, A622, MPO and several transcription factor genes. We have exclusive rights to plants with altered nicotine content produced from modifying expression of these genes and tobacco products produced from these plants. We also have the exclusive right to license and sublicense these patent rights. With the exception of two patent families, which will expire in 2016 and 2018, the majority of the patent families related to nicotine biosynthesis will expire between 2021 and 2034, with certain extensions of terms in the U.S. applications resulting from patent term adjustments at the U.S. Patent and Trademark Office.

In September 2014, we entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, we were granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to 1 U.S. patent and 20 patent applications relating to four genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. As a plant biotechnology company, our entry into the legal hemp/cannabis markets is a natural evolution of our activities in a plant that has important research and commercial value and applications. We intend to engage in research and development activities in Canada to create unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of THC for the legal hemp industry, and (ii) plants with high levels of CBD and other non-THC cannabinoids for the legal medical marijuana markets.

We own various registered trademarks in the United States. We also have exclusive plant variety rights in the United States (plant variety protection certificates are issued by the U.S. Department of Agriculture (“PVP”)) and Canada. A PVP certificate prevents anyone other than the owner/licensee from planting, propagating, selling, importing and exporting a plant variety for twenty (20) years in the U.S. and generally for twenty (20) years in other member countries of the International Union for the Protection of New Varieties of Plants, known as UPOV, an international treaty concerning plant breeders’ rights. There are currently more than 70 countries that are members of UPOV.

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

If BAT exercises the option for a worldwide Commercial License, BAT is required to pay 22nd Century Ltd. $3.0 million in aggregate annual license fees over a 2-year ramp-up period, and thereafter a royalty, subject to annual minimums and maximums contained in the Commercial License, of (i) $100 per metric ton of licensed tobacco that is supplied to, or grown and ready for shipment to, BAT and its affiliates (other than Reynolds American, Inc. and Reynolds’ affiliates) and all other third parties; and (ii) $200 per metric ton of licensed tobacco supplied to, or grown and processed by, BAT’s affiliate Reynolds American, Inc.

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

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”), introduced in a limited capacity two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. From the year 2011 through the year 2014, there were de minimis sales of these brands since we intentionally did not expand the marketing and distribution of these brands until after the Company became a subsequent participating manufacturer under the Master Settlement Agreement (“MSA”) which occurred on August 29, 2014, when the 46 Settling States under the MSA approved the Company to acquire NASCO Products, LLC (“NASCO”) and become a subsequent participating manufacturer under the MSA. During the remainder of 2014, the Company worked to obtain approvals from regulatory agencies in all 50 States to have our RED SUN super-premium brand listed on the state directories of tobacco products approved for sale in each such state. During 2014, we also worked with Orion, a cigarette manufacturer in Poland, to contract manufacture the Company’s proprietary tobacco products for distribution in the European Union, starting with our MAGIC super-premium brand. Both of the RED SUN and MAGIC brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. In 2015, we focused our marketing efforts for RED SUN on national and regional distributors, tobacconists, smokeshops and other tobacco outlets in the U.S. In 2015, we also introduced our MAGIC cigarettes to distributors and retailers in Spain, as explained in greater detail below under “International Sales.”

MSA Membership

In September 2013, the Company entered into a Membership Interest Purchase Agreement to purchase all of the issued and outstanding membership interests of NASCO, a federally licensed tobacco product manufacturer and subsequent participating manufacturer under the MSA (the “NASCO Acquisition”). On August 29, 2014, the Company entered into an Amended Adherence Agreement with the 46 Settling States under the MSA pursuant to which the Company was approved to acquire NASCO and become a subsequent participating manufacturer under the MSA. On that same date, the Company closed the NASCO Acquisition and became a subsequent participating manufacturer under the MSA. NASCO is now a wholly-owned subsidiary of the Company.

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

The warehouse and cigarette manufacturing facility were primarily in a pre-manufacturing stage during 2014 as we sought approval during that time for the Company and its factory to become a subsequent participating manufacturer under the MSA. On August 29, 2014, the Company closed its acquisition of NASCO and became a subsequent participating manufacturer under the MSA. The Company is now manufacturing its cigarette brands in the United States through its wholly-owned subsidiary, NASCO, at the Company’s factory in North Carolina. In 2015, we manufactured and sold our RED SUN super-premium brand, together with a third-party MSA cigarette brand and third-party filtered cigars, at our factory.

International Sales

The Company makes its MAGIC super-premium brand at Orion, a cigarette manufacturer in Poland that contract manufactures MAGIC cigarettes for the Company for distribution in the European Union. Orion is a manufacturer and distributor of smoking tobaccos, cigarettes, filter tubes, and smoking accessories with distribution in more than 20 countries. Distribution of MAGIC brand cigarettes commenced in Spain in 2015. In 2015, the Company also entered into new distribution agreements with European partners for the launch of the Company’s products in additional European countries. The Company is also evaluating the sale and distribution of its products in Asia.

The Tobacco Control Act and Our Potentially Modified Risk Cigarettes - BRAND A and BRAND B

In a 2005 analyst report, The Third Innovation, Potentially Reduced Exposure Cigarettes, JP Morgan examined the effects of regulation by the U.S. Food and Drug Administration (“FDA”) of tobacco, including the market for safer cigarettes. JP Morgan’s proprietary survey of over 600 smokers found that 90% of smokers are willing to try a safer cigarette. Among JP Morgan’s other conclusions, it stated: “FDA oversight would imbue PREPS [‘potential reduced exposure products’ which essentially equate to potential modified risk tobacco products] with a regulatory ‘stamp of approval’ and allow for more explicit comparative health claims with conventional cigarettes. Consumers should trust the FDA more than industry health claims.” Prior to the Family Smoking Prevention and Tobacco Control Act (“Tobacco Control Act”) becoming law in 2009, no regulatory agency or body had the authority to assess potentially modified risk tobacco products.

The Tobacco Control Act granted the FDA authority over the regulation of all tobacco products. While the Tobacco Control Act prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke. The Tobacco Control Act also banned all sales in the U.S. of cigarettes with characterizing flavors (other than menthol). As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra light” in describing cigarettes sold in the U.S. Besides numerous other regulations, including certain marketing restrictions, for the first time in history, a U.S. regulatory agency now scientifically evaluates cigarettes that may pose lower health risks as compared to conventional cigarettes.

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco toxins and (ii) are reasonably likely to pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that two types of our cigarettes in development, which we refer to as BRAND A and BRAND B, may qualify as Modified Risk Cigarettes. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro ®, Camel ®, Newport ®, Natural American Spirit ®), which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

We believe that our BRAND A and BRAND B cigarettes will benefit smokers who are unable or unwilling to quit smoking and who may be interested in cigarettes which reduce exposure to nicotine or to certain tobacco smoke toxins and/or pose a lower health risk than conventional cigarettes. This includes approximately one-half of the 42 million adult smokers in the United States who do not attempt to quit in a given year. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes and BRAND B’s smoke contains an extraordinarily low amount of “tar” per milligram of nicotine. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who will not quit but are interested in reducing the harmful effects of smoking. We believe this new regulatory environment represents a paradigm shift for the tobacco industry. There is no guarantee, however, that we will (i) have sufficient capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant share of the market even with FDA authorization to market our products as Modified Risk Cigarettes.

On December 31, 2015, we submitted to the FDA a Modified Risk Tobacco Product application requesting a reduced exposure marketing authorization from the FDA to market BRAND A as a Modified Risk Cigarette with product labeling and advertising that states that BRAND A has 95% less nicotine than conventional cigarettes. We intend to work diligently with the FDA to obtain a reduced exposure marketing authorization for BRAND A to be marketed in the U.S. We also intend to seek FDA authorization in the future to (i) market BRAND B as a Modified Risk Cigarette with an extraordinarily low amount of “tar” per milligram of nicotine and (ii) market X-22 as a prescription smoking cessation product.

 BRAND A Cigarettes

Compared to commercial tobacco cigarettes, BRAND A has the lowest nicotine content. The tobacco in BRAND A contains approximately 95% less nicotine than conventional cigarette brands. Clinical studies have demonstrated that smokers who smoke very low nicotine (“VLN”) cigarettes containing our proprietary tobacco smoke fewer cigarettes per day resulting in significant reductions in smoke exposure, including “tar,” nicotine and carbon monoxide. Due to the very low nicotine levels, compensatory smoking does not occur with VLN cigarettes containing our proprietary tobacco (Hatsukami et al. 2010).

In a June 16, 2010 press release, Dr. David Kessler, the former FDA Commissioner, recommended that “[t]he FDA should quickly move to reduce nicotine levels in cigarettes to non-addictive levels. If we reduce the level of the stimulus, we reduce the craving. It is the ultimate harm reduction strategy.” Shortly thereafter in a Washington Post newspaper article, Dr. Kessler said that the amount of nicotine in a cigarette should drop from about 10 milligrams to less than 1 milligram. BRAND A cigarettes contain approximately 0.7 milligrams of nicotine in the tobacco contained in the cigarette and a machine smoking yield of less than 0.05 mg of nicotine per cigarette.

There have been seven (7) independent, scientific clinical studies utilizing our proprietary VLN tobacco cigarettes, with each study showing the efficacy of our VLN tobacco cigarettes when used alone and/or when used in conjunction with existing nicotine replacement therapies (“NRTs”), such as the nicotine patch, gum or lozenge, or Pfizer’s Chantix/Champix product. These seven (7) clinical studies are all summarized below under “Business – Products – X-22 Smoking Cessation Aid.” The results of such clinical studies using cigarettes made from our Company’s proprietary VLN tobacco have demonstrated many desirable outcomes, including reduced smoking, reduced nicotine exposure, reduce nicotine dependence, increased abstinence, reduced exposure to toxicants and few adverse events with little evidence of withdrawal-related discomfort or safety concerns. Unlike “light” cigarettes (as previously labeled and marketed by conventional tobacco companies) which reduce machine-smoking nicotine yields by diluting the smoke rather than by reducing the nicotine content of the tobacco itself, VLN cigarettes do not result in compensatory smoking.

The most recent clinical trial utilizing our proprietary VLN tobacco was reported on in the October 2015 issue of The New England Journal of Medicine (N Engl J Med 2015; 373:1340-1349), which was funded by the National Institute on Drug Abuse (“NIDA”) and the U.S. Food and Drug Administration (FDA) Center for Tobacco Products. The Center for the Evaluation of Nicotine in Cigarettes led the double-blind, parallel, randomized clinical trial involving 840 smokers at ten locations. The authors concluded that data from the study suggests, as compared with cigarettes of conventional nicotine content, 22nd Century’s proprietary VLN cigarettes were “associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events.” The study’s lead author, Dr. Eric Donny, explained that "The evidence is getting stronger that reducing nicotine reduces smoking and makes people less addicted to cigarettes and, in doing so, might make them more likely to quit."

Utilizing the results of these and other independent clinical trials, on December 31, 2015, we submitted to the Center for Tobacco Products ("CTP") of the FDA an application for BRAND A to receive a marketing order from the FDA to allow BRAND A to be marketed and sold in the U.S. as a reduced exposure product that exposes a user to 95% less nicotine than conventional cigarettes.

We believe these and other results and future exposure studies the FDA may require will result in a reduced exposure marketing order to be granted by the FDA for BRAND A. We further believe smokers who desire to smoke fewer cigarettes per day while also satisfying cravings and reducing exposure to nicotine will find BRAND A beneficial.

BRAND B Cigarettes

Using a proprietary high nicotine tobacco blend in conjunction with specialty cigarette components, BRAND B allows the smoker to achieve a satisfactory amount of nicotine per cigarette while inhaling less “tar” and carbon monoxide. At the same time, we do not expect exposure to nicotine from BRAND B to be significantly higher than some commercially available full flavor cigarette brands. We believe smokers who desire to reduce smoke exposure, but are less concerned about nicotine, will find BRAND B beneficial. BRAND B has a “tar” yield between typical “light” and “ultra-light” cigarettes, but a nicotine yield of typical full flavor cigarettes.

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

Use of existing smoking cessation aids results in relapse rates that can be as high as 90% in the first year after a smoker initially “quits.” Smokers currently have the following limited choices of FDA-approved products to help them quit smoking:

·	varenicline (Chantix® /Champix® outside the U.S.), manufactured by Pfizer, Inc.,
·	bupropion (Zyban®), manufactured by GlaxoSmithKline plc, and
·	nicotine replacement therapy, or “NRT,” which is available in the U.S. in several forms: gums, patches, nasal sprays, inhalers and lozenges.

Chantix® and Zyban® are pills and are nicotine free. Chantix®, Zyban® , the nicotine nasal spray and the nicotine inhaler are available by prescription only in the U.S. Nicotine gums, nicotine patches, and nicotine lozenges are available over-the-counter in the U.S.

Chantix® was introduced in the U.S. market in the fourth quarter 2006. Since 2007, Chantix® has been the best-selling smoking cessation aid in the United States, with sales, according to Pfizer Inc., of approximately $701 million in 2007, $489 million in 2008, $386 million in 2009, $330 million in 2010, $326 million in 2011, $313 million in 2012, $343 million in 2013 and $377 million in 2014. In July 2009, the FDA required a “Boxed Warning,” the most serious type of warning in prescription drug labeling, for both Chantix ® and Zyban ® based on the potential side effects of these drugs. Despite this Boxed Warning, worldwide sales of Chantix ® in 2009 to 2014 were approximately $700 million, $755 million, $720 million, $670 million, $648 million and $647 million, respectively.

Other than Chantix® and Zyban®, the only FDA-approved smoking cessation therapy in the United States is nicotine replacement therapy (“NRT”). These products consist of gums, patches, nasal sprays, inhalers and lozenges. Nicotine gums and nicotine patches have been sold in the U.S. for approximately 31 years and 23 years, respectively, and millions of smokers have already tried NRT products and failed to stop smoking due to the limited effectiveness of these products. According to Perrigo Company plc, a pharmaceutical company that sells NRT products, retail sales of NRT products in the United States were approximately $900 million in its fiscal year ended June 30, 2014.

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

In November 2011, we entered into an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants with a total budget of $500,000 for the period from November 2011 through December 31, 2013. The term of the R&D agreement with UVA was subsequently extended to May 31, 2016, with a total budget of $972,727. In 2015, we incurred approximately $224,000 of expenses for the R&D agreement at UVA and anticipate spending an additional amount of approximately $94,000 through May 31, 2016. We also plan to extent the agreement for an additional year to May 31, 2017 at an expected cost of approximately $225,000.

We have committed to an R&D agreement with NCSU relating to nicotine biosynthesis in tobacco plants with a total budget of approximately $163,000 for the period from February 2014 through January 2016. Upon identifying a suitable joint venture partner or licensee to fund further X-22 clinical trials, we plan to carry out additional X-22 clinical trials.

During the years ended December 31, 2015, 2014 and 2013, we incurred total R&D expenses of $1,669,387, $1,249,007 and $744,230, respectively.

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

Products

RED SUN and MAGIC Cigarettes

Goodrich Tobacco introduced two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market. Both brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. In 2015, we focused our marketing and sales efforts for RED SUN on independent retailers, tobacconists, smokeshops and other tobacco outlets in the U.S. The ban in 2009 by the FDA of all cigarettes with characterizing flavors (with the exception of menthol) has resulted in a product void in these tobacco channels for highly differentiated, super-premium priced products. We believe that certain U.S. cigarette wholesalers and retailers will carry our brands, among other reasons, to increase their margins. RED SUN is produced by our NASCO subsidiary at our factory in North Carolina, which is now a subsequent participating manufacturer under the MSA, and MAGIC is produced for us by Orion, our contract manufacturer in Poland, for distribution in the European Union.

SPECTRUM Government Research Cigarettes

NIDA, a part of NIH, provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply modified nicotine (from very low to high) cigarettes to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. These government research cigarettes produced by us under the mark SPECTRUM were distributed by NIDA to researchers free of charge. Goodrich Tobacco has thus far delivered approximately 22 million SPECTRUM research cigarettes. On July 7, 2014, Goodrich Tobacco entered into a Teaming Agreement with RTI to work together to respond to a new request from NIDA for the potential purchase by NIDA from RTI of additional SPECTRUM research cigarettes to be produced and sold by Goodrich Tobacco to RTI. In 2015, NIDA ordered from RTI approximately 5 million SPECTRUM research cigarettes as made and sold by Goodrich Tobacco.

BRAND A and BRAND B

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of cigarettes that (i) reduce exposure to tobacco toxins and (ii) are reasonably likely to pose lower health risks as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications submitted to the FDA for the authorization to label and market modified risk tobacco products, including Modified Risk Cigarettes. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that two types of our cigarettes in development, which we refer to as BRAND A and BRAND B, may qualify as Modified Risk Cigarettes. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro ®, Camel ®, Newport ®, Natural American Spirit ®), which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

Compared to commercial tobacco cigarettes, BRAND A has the lowest nicotine content. The tobacco in BRAND A contains approximately 95% less nicotine than conventional cigarette brands. Clinical studies have demonstrated that smokers who smoke VLN cigarettes containing our proprietary tobacco smoke fewer cigarettes per day resulting in significant reductions in smoke exposure, including “tar,” nicotine and carbon monoxide. Due to the very low nicotine levels, compensatory smoking does not occur with VLN cigarettes containing our proprietary tobacco (Hatsukami et al. 2010).

Utilizing the results of previously conducted independent clinical trials (see below under “X-22 Smoking Cessation Aid”), on December 31, 2015, we submitted to the Center for Tobacco Products (“CTP”) of the FDA an application for BRAND A as a Modified Risk Cigarette.

Using a proprietary high nicotine tobacco blend in conjunction with specialty cigarette components, BRAND B allows the smoker to achieve a satisfactory amount of nicotine per cigarette while inhaling less “tar” and carbon monoxide. At the same time, we do not expect exposure to nicotine from BRAND B to be significantly higher than some commercially available full flavor cigarette brands. We believe smokers who desire to reduce smoke exposure, but are less concerned about nicotine, will find BRAND B beneficial. BRAND B has a “tar” yield between typical “light” and “ultra-light” cigarettes, but a nicotine yield of typical full flavor cigarettes.

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

We believe that these two cigarette products in development, which we refer to as BRAND A and BRAND B, will qualify as Modified Risk Cigarettes. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes, and BRAND B s smoke contains an extraordinarily low amount of “tar” per milligram of nicotine.

X-22 Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as an aid to smoking cessation. The X-22 therapy protocol utilized in our sponsored Phase IIb clinical trial calls for the patient to smoke our VLN cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe this therapy protocol has been successful in independent clinical trials because VLN cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and because patients are simply switching to VLN cigarettes for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects. Our Investigational New Drug Application for X-22, a kit of VLN cigarettes, was cleared by the FDA in July 2011 and has been updated annually. Our X-22 Phase IIb clinical trial was completed in the first quarter of 2012 but did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. However, the median number of X-22 cigarettes smoked during the trial was significantly reduced compared to patients’ baseline of usual brand of cigarettes. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases quit rates.

Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products (all of which have been on the market for approximately between 8 and 30 years), we believe that if additional clinical trials demonstrate increased smoking cessation rates, then X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and by expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. In contrast to the results of our Phase IIb trial results, the seven (7) independent studies listed below have demonstrated that VLN cigarettes increase quit rates, whether used alone, in conjunction with Chantix ® (varenicline) or in conjunction with nicotine replacement therapy (“NRT”) such as nicotine patches, gums or lozenges. The seven (7) independent studies listed below are indeed remarkable for their results, but were not conducted or monitored by us and are included herein for informational purposes only. We assume no obligation to review any of these independent studies for errors, omissions or other factors.

•Donny, EC et al. Randomized trial of reduced-nicotine standards for cigarettes. 2015. New Eng. J. Med, 2015; 373;14:1340-1349.

• Phase II/III clinical trial

•McRobbie, H et al. Evaluating whether the use of a VLN cigarette in combination with Chantix® (or NRT) increases quitting over use of Chantix (or NRT) alone. 2015. Nicotine & Tobacco Research, June 2015; doi:10.1093/ntr/ntv122

• Phase II clinical trial

•Reduced nicotine content cigarettes and nicotine patch. Hatsukami DK, Hertsgaard LA, Vogel RI, Jensen JA, Murphy SE, Hecht SS, Carmella SG, al'Absi M, Joseph AM, Allen SS. 2013. Reduced nicotine content cigarettes and nicotine patch. Cancer Epidemiol Biomarkers Prev . 22(6):1015-24.

• Phase II clinical trial

•Hatsukami DK, Kotlyar M, Hertsgaard LA, Zhang Y, Carmella SG, Jensen J, Allen SS, Shields PG, MurphySE, Stepanov I, Hecht SS. 2010. Reduced nicotine content cigarettes: effects on toxicant exposure, dependence and cessation. Addiction 105:343-355.

• Phase II clinical trial

•Walker N, Howe C, Bullen C, Grigg M, Glover M, McRobbie H, Laugesen M, Parag V, Whittaker R. 2012. The combined effect of very low nicotine content cigarettes, used as an adjunct to usual Quitline care (nicotine replacement therapy and behavioural support), on smoking cessation: a randomized controlled trial. Addiction. 2012 Oct; 107(10):1857-67.

• Phase III/IV clinical trial

•Becker KM, Rose JE, Albino AP. 2008. A randomized trial of nicotine replacement therapy in combination with reduced-nicotine cigarettes for smoking cessation. Nicotine Tob Res 10(7):1139-48.

• Phase II clinical trial

•Rezaishiraz H, Hyland A, Mahoney MC, O’Connor RJ, Cummings KM. 2007. Treating smokers before the quit date: can nicotine patches and denicotinized cigarettes reduce cravings? Nicotine Tob Res. Nov; 9(11):1139-46.

• Phase II clinical trial

FDA approval must be obtained, as has been the case for decades, before a product can be marketed for quitting smoking. The Tobacco Control Act provides that products for quitting smoking or smoking cessation, such as X-22, be considered for “Fast Track” designation by the FDA. The “Fast Track” programs of the FDA are intended to facilitate development and to expedite review of drugs to treat serious and life-threatening conditions so that an approved product can reach the market expeditiously. We believe that upon completion of a company-sponsored clinical trial demonstrating efficacy, X-22 will qualify for “Fast Track” designation by the FDA.

We believe that our VLN cigarettes are an effective aid to smoking cessation. We are currently in the process of identifying potential joint venture partners or licensees to fund the remaining X-22 clinical trials. Upon identifying a suitable joint venture partner or licensee, we will then request a meeting with the FDA, and thereafter we plan to resume our own sponsored X-22 clinical trials.

Government Regulation

Smoking Cessation Aids

Government authorities in the U.S. and foreign countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products. FDA approval must be obtained, as has been the case for decades, before a product can be marketed for quitting smoking or reducing withdrawal symptoms. In addition, as with all FDA-approved prescription drugs, the FDA must approve the brand name of our X-22 smoking cessation aid. The FDA approval process for smoking cessation aids is similar to that required by the FDA for new drug approvals, although the cost to complete clinical trials for a smoking cessation aid such as X-22 are generally far less than clinical trials for drugs. The primary endpoint of the clinical trial for smoking cessation aids is smoking abstinence, which is generally confirmed by inexpensive, noninvasive biomarker tests. Since potential quitters are already smokers, X-22 will not expose participants in the clinical trials to any new compounds, unlike a new chemical entity, such as Chantix ®.

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

For the first time in history, a U.S. regulatory agency will scientifically evaluate cigarettes that may pose lower health risks as compared to conventional cigarettes. The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco smoke toxins and/or (ii) pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications that must be submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. We believe that BRAND A and BRAND B will qualify as Modified Risk Cigarettes. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro ®, Camel ®, Newport ®, Native American Spirit ®) which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

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

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. Cigarette sales can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic competitors include Philip Morris USA, Reynolds American Inc., Commonwealth Brands, Inc., Liggett Group LLC and Vector Tobacco Inc. International competitors include Philip Morris International, Inc., Japan Tobacco Inc., Imperial Tobacco Group plc, and regional and local tobacco companies.

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

We do not conduct any activities related to cannabis in the United States. Our research facilities for cannabis are located exclusively in Canada. Through licenses granted by the Canadian government to Anandia, we conduct research and development in Canada with Anandia of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, and (ii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets. In Canada, licenses to cultivate, possess and supply cannabis for medical research are granted by agencies of the Canadian federal government. In order to carry out research in other countries, similar licenses are required to be issued by the relevant authority in each country.

As of December 31, 2015, there are 23 states in the United States plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Additionally, the states of Alaska, Colorado, Oregon and Washington have legalized cannabis for adult use. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use and interstate distribution of cannabis. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to any future business or prospects that we have in the cannabis business.

Employees

 We currently employ thirty-nine (39) people and we consider our employee relations to be good.

Corporate Information

We are a Nevada corporation and our corporate headquarters is located at 9530 Main Street, Clarence, New York 14031. Our telephone number is (716)270-1523. Our internet address is www.xxiicentury.com. We do not incorporate the information on our website into this Annual Report on Form 10-K.

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

Risks Related to Our Business and Operations

We have had a history of losses, and we may be unable to (i) achieve and sustain profitability or (ii) raise additional capital on favorable terms; or at all.

We have experienced net losses of approximately $11.0 million, $15.6 million, and $26.1 million during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015, we had current assets of $7,227,948, current liabilities of $3,236,120, and cash on hand of $3,760,297. Excluding contract growing of our proprietary tobacco with farmers, costs associated with an additional modified risk application with the FDA, patent and trademark costs, discretionary expenses such as potential clinical trials, capital expenses for our factory, and possible sponsored research, our monthly cash expenditures are approximately $650,000. Including cash on hand at December 31, 2015 of $3,760,297 plus net proceeds of approximately $5,140,000 in additional cash raised from a registered direct offering of our common stock and warrants on February 5, 2016, and revenues from ongoing product sales, but not including potential milestone payments of up to $7,000,000 from BAT, we believe resulting cash balances will be adequate to sustain operations and meet all current obligations as they come due through approximately October of 2016. While our current cash balance is adequate to sustain operations through approximately October of 2016, generating net income in the future will depend on our ability to successfully operate our cigarette manufacturing facility, sell and market our proprietary tobacco products and generate additional royalty revenue from the licensing our intellectual property. There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability may decrease our long-term viability. These is also no guarantee that we will be able to raise additional capital on favorable terms, or at all. Any inability to raise additional capital could have an impact on our ability to continue to operate our business.

We have had a history of negative cash flow, and our ability to sustain positive cash flow is uncertain.

We have had a history of negative cash flow from operating activities, before cash used in investing activities and cash from financing activities, including approximately $7.3 million during the year ended December 31, 2015. As indicated above, we believe our current cash position is adequate to sustain operations and meet all current obligations as they come due through approximately October of 2016. Generation of positive cash flow from operations will depend on our ability to successfully implement the net income generating activities discussed in the previous risk factor discussion. An inability to successfully implement our net income producing initiatives may decrease our long-term viability.

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

We are currently seeking a suitable joint venture partner or licensee willing to fund further clinical trials for FDA approval of our X-22 smoking cessation aid. At that time we will resume our own sponsored X-22 clinical trials. There is no guarantee that we will identify a joint venture partner or licensee willing to fund further X-22 clinical trials on terms that are acceptable to us. We estimate the cost of completing two Phase III trials to be approximately $25 million. We will also likely require additional capital in the future before we can complete the FDA authorization process for our Modified Risk Cigarettes. The cost of completing the FDA authorization process for each of our two potential Modified Risk Cigarettes is difficult to estimate since it is currently unknown exactly what the FDA will require, including the number and size of exposure studies. If we raise additional funds through the issuance of equity securities to complete the FDA authorization process for our Modified Risk Cigarettes, our stockholders may experience substantial dilution, or the equity securities may have rights, preferences or privileges senior to those of existing stockholders. If we raise additional funds through debt financings, these financings may involve significant cash payment obligations and covenants that restrict our ability to operate our business and make distributions to our stockholders. We could also wait for our own revenues and profits to be sufficient for us to provide such funding, which could delay our completion of the FDA authorization process for our Modified Risk Cigarettes. We also could elect to seek funds through arrangements with collaborators or licensees. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or our potential products or grant licenses on terms that are not favorable to us.

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

We face intense competition in the market for our RED SUN and MAGIC cigarettes and our BRAND A and BRAND B cigarettes, and our failure to compete effectively or to achieve market acceptance of these products could have a material adverse effect on our profitability and results of operations.

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. We are subject to highly competitive conditions in all aspects of our business and we may not be able to effectively market, sell and achieve market acceptance for our RED SUN and MAGIC cigarettes or other cigarettes we may introduce to the market such as our BRAND A and BRAND B cigarettes as Modified Risk Cigarettes, upon FDA authorization. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic competitors include Philip Morris USA Inc., Reynolds American Inc., Commonwealth Brands, Inc., Liggett Group LLC, and Vector Tobacco Inc. International competitors include Philip Morris International Inc., JT International SA, Imperial Tobacco Group plc and regional and local tobacco companies.

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

During 2015, we grew from twenty-three (23) employees to thirty-nine (39) employees. Any growth in our business will place a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, employees and operations, which will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our growth effectively.

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

Our competitors may develop products that are less expensive, safer or otherwise more appealing, which may diminish or eliminate the commercial success of any potential product that we may commercialize.

If our competitors market products that are less expensive, safer or otherwise more appealing than our potential products, or that reach the market before our potential products, we may not achieve commercial success. The market may choose to continue utilizing existing products for any number of reasons, including familiarity with or pricing of these existing products. The failure of our X -22 smoking cessation aid or our cigarette brands to compete with products marketed by our competitors would impair our ability to generate revenue, which would have a material adverse effect on our future business, financial condition, results of operations and cash flows. Our competitors may:

•	develop and market products that are less expensive, safer or otherwise more appealing than our products;
•	commercialize competing products before we or our partners can launch our products; and
•	initiate or withstand substantial price competition more successfully than we can.

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

We depend on independent tobacco farmers to grow our specialty proprietary tobaccos with specific nicotine contents for our products. As with other agricultural commodities, the price of tobacco leaf can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns, diseases and pests. We must also compete with other tobacco companies for contract production with independent tobacco farmers. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf prices, quality and quantity could affect our profitability and our business.

Our future success depends on our ability to retain key personnel.

Our success will depend to a significant extent on the continued services of our senior management team, and in particular Henry Sicignano III, our President and Chief Executive Officer, John T. Brodfuehrer, our Chief Financial Officer, Dr. Paul Rushton, our Vice President of Plant Biotechnology, and Thomas James, Esq., our Vice President, General Counsel and Secretary. The loss or unavailability of any of these individuals may significantly delay or prevent the development of our potential products and other business objectives by diverting management’s attention to transition matters. While each of these individuals is party to employment agreements with us, they could terminate their relationships with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

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

As of December 31, 2015, 23 states and the District of Columbia allow their citizens to use medical marijuana. Additionally, the states of Alaska, Colorado, Oregon and Washington have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, or CSA, which makes marijuana use, possession and interstate distribution illegal on a federal level.

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

Risks Related to Regulatory Approvals and Insurance Reimbursement

If we fail to obtain FDA and foreign regulatory approvals for X-22 as a smoking cessation aid and FDA authorization to market BRAND A and BRAND B as Modified Risk Cigarettes, we will be unable to commercialize these potential products in and outside the U.S., other than the sale of our BRAND A and BRAND B cigarettes as conventional cigarettes.

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

The scope of review, including product testing and exposure studies, to be required by the FDA under the Tobacco Control Act in order for cigarettes such as BRAND A and BRAND B to be marketed as Modified Risk Cigarettes has not yet been fully established, even though the FDA issued Modified Risk Tobacco Product Applications Draft Guidance on March 30, 2012. We may be unsuccessful in establishing that BRAND A or BRAND B are Modified Risk Cigarettes, and we may fail to demonstrate that either BRAND A or BRAND B significantly reduces exposure to certain tobacco smoke toxins. Even upon demonstrating significant reduced exposure to nicotine and/or certain tobacco smoke toxins, the FDA may decide that allowing a modified risk claim is not in the best interest of the public health, and the FDA may not allow us to market our BRAND A and/or BRAND B cigarettes as Modified Risk Cigarettes.

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

In addition to seeking approval from the FDA for our X-22 smoking cessation aid in the United States, we intend to seek governmental approvals required to market X-22 and our other products in other countries. Marketing of our X-22 smoking cessation aid is not permitted in certain countries until we have obtained required approvals or exemptions in the individual country. The regulatory review process varies from country to country, and approval by foreign governmental authorities is unpredictable, uncertain and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may decide to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. If we export any of our potential products or products that have not yet been cleared for commercial distribution in the United States, such products may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

In November 2010, as required by the Tobacco Control Act, the FDA issued a proposed rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. These warning were finalized on June 21, 2011 and consist of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. The FDA selected nine images from the originally proposed 36 images after reviewing the relevant scientific literature, analyzing the results from an 18,000 person study and considering more than 1,700 comments from a variety of groups. The graphic health warnings were to be located beneath the cellophane wrapping on cigarette packages, and will comprise the top 50 percent of the front and rear panels of cigarette packages. The graphic health warnings will occupy 20 percent of a cigarette advertisement and will be located at the top of the advertisement. Each warning is accompanied by a smoking cessation phone number, 1-800-QUIT-NOW. Although these graphic health warnings were supposed to be implemented in September 2012, a federal judge ruled that these warnings are unconstitutional. If and when these graphic health warnings are implemented, all cigarettes manufactured for sale or distribution in the United States will need to include these new graphic health warnings on their packages. Any reduction in the number of smokers will probably reduce the demand for MAGIC and RED SUN , as well as X-22 , BRAND A and BRAND B , if and when implemented by the FDA. MAGIC, RED SUN, BRAND A and BRAND B will be subject to these new packaging and advertising regulations. It is unclear at this time whether the FDA may require X-22 and SPECTRUM to be subject to these new packaging and advertising regulations.

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

We own or exclusively control more than 200 issued patents plus more than 50 pending patent applications. We cannot assure you these patent applications will issue, in whole or in part, as patents. Patent applications in the United States are maintained in secrecy until the patents are published or are issued. Since publication of discoveries in the scientific or patent literature tends to lag behind actual discoveries by several months, we cannot be certain that we are the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. We also cannot be certain that our pending patent applications will result in issued patents or that any of our issued patents will afford protection against a competitor. In addition, patent applications filed in foreign countries are subject to laws, rules and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications related to U.S. patents will be issued. Furthermore, if these patent applications issue, some foreign countries provide significantly less effective patent enforcement than in the United States.

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

Our worldwide exclusive licenses relating to tobacco from NCSU involves multiple patent families. The exclusive rights under the NCSU agreements expire on the date on which the last patent or registered plant variety covered by the subject license expires in the country or countries where such patents or registered plant varieties are in effect. The NCSU licenses relate predominately to issued patents, and our exclusive rights in the NCSU licenses will expire in 2023.

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

Our amended and restated articles of incorporation and bylaws currently contain provisions that, together with Nevada law, could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents presently include the following provisions:

·	providing for a “staggered” board of directors in which only one-third (1/3) of the directors can be elected in any year;

·	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; and

·	limiting the liability of, and providing indemnifications to, our directors and officers.

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

Our principal administrative offices are located in Clarence, New York. We currently lease 3,800 square feet of office space. The lease expires August 31, 2016, with an option to extend this lease for an additional one-year renewal period expiring on August 31, 2017. Scheduled rent remaining as of December 31, 2015 is $45,007 for 2016 and $30,600 for 2017.

We have a lease for our warehouse and cigarette manufacturing facility located in North Carolina. The lease commenced on January 14, 2014, and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at our option. We are currently in the one-year lease extension term that will expire on October 31, 2016. The lease expense for the years ended December 31, 2015, 2014 and 2013 amounted to $126,588, $97,593 and $0, respectively. The future minimum lease payments if we exercise each of the additional extensions are approximately as follows:

Year ended December 31, 2016 -	$146,000
Year ended December 31, 2017 -	$156,000
Year ended December 31, 2018 -	$169,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

On November 1, 2015, we entered into a one-year lease for 25,000 square feet of warehouse space in North Carolina to store the Company’s proprietary tobacco leaf. The lease calls for a monthly lease payment of $3,750 and contains a three-year renewal option after the initial one-year term. Future minimum lease payments for the years ended December 31, 2016, 2017, 2018 and 2019 are $45,000, $45,000, $45,000 and $37,500, respectively, if we exercise the optional renewal periods.

Item 3.	Legal Proceedings.

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NYSE MKT under the symbol “XXII.” As of February 16, 2016, there were 104 holders of record of shares of our common stock. The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock, as derived from quotations provided by (i) the OTC Bulletin Board Information Center for the period prior to March 11, 2014, when our common stock was quoted on the OTC Bulletin Board, and (ii) the NYSE MKT for the period beginning on March 11, 2014, when our common stock commenced being listed and quoted on the NYSE MKT.

Quarter Ended	High	Low

December 31, 2015	$1.75	$0.82
September 30, 2015	$1.13	$.056
June 30, 2015	$1.55	$.071
March 31, 2015	$1.78	$0.65
December 31, 2014	$2.67	$1.50
September 30, 2014	$3.35	$1.90
June 30, 2014	$3.87	$2.14
March 31, 2014	$6.36	$1.75

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

Recent issuances of Unregistered Securities

On December 30, 2015, we issued 40,000 shares of common stock, par value $0.00001 per share, pursuant to the exercise of outstanding warrants. The exercise of warrants generated gross proceeds of $50,688.

The common stock offered and sold was pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act.

Shares authorized for issuance under equity compensation plans

On October 21, 2010, the Company established the 2010 Equity Incentive Plan, or EIP, for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP authorized the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, restricted stock and restricted stock units. There are no awards remaining to be issued from the EIP.

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

The following table summarizes the number of stock options and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities remaining to be issued under all outstanding equity compensation plans as of December 31, 2015:

Number of securities
remaining available for
	Number of securities to		Weighted-average		issuance under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	2,881,642	(1)	$1.16	(2)	2,710,802

Equity compensation plans not approved by security holders	-		N/A		-

Total	2,881,642				2,710,802

(1)	Includes 120,000 restricted stock awards that are issued but not vested as of December 31, 2015.

(2)	Weighted average exercise price only applies to the 2,761,624 shares issuable upon exercise of outstanding stock options.

Stock Performance Graph

The following information in this Item of the Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference to any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate such information into such filing.

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the NYSE MKT Composite Index and the NASDAQ US Small Cap Biotechnology Index for the period covering January 26, 2011 (the first day trading of the Company’s common stock) through December 31, 2015. The NASDAQ US Small Cap Biotechnology Index began trading on June 6, 2011, and as such, the graph reflects the return on this index from June 6, 2011 through December 31, 2015. The comparison of total return assumes that a fixed investment of $100 was invested on January 25, 2011 in the Company’s common stock and in each of the foregoing indicies and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

The selected consolidated financial data for each of the five years in the period ending December 31, 2015 are derived from our audited financial statements. The selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in Item 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as set forth in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Statements of Operations data:
Revenue	$8,521,998	$528,991	$7,278,383	$18,775	$1,012,141
Gross (loss) profit	$(580,562)	$30,555	$6,816,712	$(49,192)	$593,970
Operating expenses (1)	$10,787,032	$11,335,147	$4,859,976	$2,996,551	$4,169,556
Equity based compensation included in operating expenses	$3,585,540	$4,524,468	$2,361,962	$1,254,171	$376,437
Operating (loss) profit	$(12,043,883)	$(11,767,364)	$1,812,447	$(3,244,149)	$(3,755,539)
Warrant liability gain (loss) - net (2)	$144,550	$(3,827,794)	$(27,339,024)	$(1,998,043)	$2,511,750
Net loss	$(11,031,931)	$(15,595,358)	$(26,153,158)	$(6,736,737)	$(1,347,787)
Loss per common share - basic and diluted	$(0.16)	$(0.26)	$(0.60)	$(0.22)	$(0.05)
Common shares used in basic earnings per share calculation	68,143,284	59,993,413	43,635,182	30,419,556	26,391,204

Consolidated Balance Sheet data:
Working capital	$3,991,828	$8,033,399	$6,759,781	$(3,321,643)	$(1,902,531)
Total assets	$18,370,512	$21,953,515	$12,286,744	$2,644,871	$2,388,623
Total debt	$616,520	$1,100,655	$174,925	$2,685,729	$1,418,811
Total shareholders' equity (deficit)	$11,728,500	$15,219,737	$7,522,888	$(6,131,217)	$(1,212,160)

Other data:
Net cash used in (provided by) operating activities	$(7,321,811)	$(6,582,730)	$3,855,834	$(1,764,445)	$(3,449,430)
Net cash used in investing activities	$(450,661)	$(2,707,992)	$(3,742,789)	$(162,774)	$(607,297)
Net cash provided by financing activities	$5,130,082	$9,862,810	$5,717,366	$1,675,158	$4,308,666
Acquisition of patents and trademarks (3)	$413,180	$726,989	$290,336	$162,774	$598,191
Depreciation	$319,699	$230,012	$3,028	$1,832	$1,244
Amortization (4)	$454,612	$265,284	$141,261	$196,574	$178,709

(1) Operating expenses include costs for research and development, general and administrative, pre-manufacturing facility, and sales and marketing, and exclude depreciation and amortization expense.

(2) Warrant liability loss (gain) - net also includes the warrant amendment inducement expense of $144,548 and $3,736,313 for the years ended December 31, 2014 and 2013, respectively.

(3) Includes cash paid for patent and trademark costs during the applicable year.

(4) Includes the amortization of patent costs for all five years presented and includes the amortization of patent costs and license fees for the years ended December 31, 2015 and 2014.

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

Business Overview

We are a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. We focused on tobacco harm reduction and smoking cessation products. We own or exclusively control more than 200 issued patents plus more than an additional 50 pending patent applications.

Our long-term focus is the research, development, licensing, manufacturing, and selling of our products to reduce the harm caused by smoking. Annual worldwide tobacco product sales, cigarettes and smokeless products, are approximately $800 billion and most of which are cigarette sales according to Euromonitor International.

•	The international licensing of our technology, proprietary tobaccos, trademarks;
•	The international sale of our branded proprietary tobaccos;
•	The manufacture, marketing and distribution of RED SUN and MAGIC proprietary cigarettes;
•	The production of SPECTRUM research cigarettes for NIDA, a part of NIH;
•	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;
•	The development of X-22, a prescription-based smoking cessation aid consisting of VLN cigarettes;
•	The pursuit of necessary regulatory approvals and clearances from the FDA to market in the U.S. X-22 as a prescription smoking cessation aid and BRAND A and BRAND B as reduced-risk or Modified Risk Cigarettes;
•	The contract manufacturing of third-party branded tobacco products; and
•	The research and development in Canada of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, (ii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical marijuana markets and (iii) plants with high levels of THC for the legal recreational cannabis market.

We believe our proprietary technology, tobaccos and products can generate multiple significant revenue streams from licensing of our technology and tobacco and from the sales of our products.

Recent Developments

During the fourth quarter of 2015, the following occurred:

•	We submitted our Modified Risk Tobacco Product application with the Center for Tobacco Products of the FDA seeking a reduced exposure order so that our “BRAND A” VLN cigarettes may be introduced into commerce in the United States with packaging and marketing that discloses to consumers that BRAND A cigarettes have 95% less nicotine that conventional cigarettes and, as a result, reduces smokers’ exposure to nicotine. BRAND A cigarettes contain less than 0.6 milligrams of nicotine per cigarette and less than 0.05 milligrams of nicotine yield per cigarette. We are the only entity in the world capable of growing virtually nicotine-free tobacco plants.

•	The New England Journal of Medicine published two different articles related to our proprietary SPECTRUM research cigarettes. The first article reported on the results of a landmark, double-blind, parallel, randomized clinical trial involving 840 smokers at ten locations that demonstrated the Company’s very low nicotine cigarettes were found to reduce exposure to, and dependence on, nicotine and to reduce cravings. The study was funded by the FDA and the National Institute on Drug Abuse (“NIDA”). The study found that smokers of our SPECTRUM cigarettes consumed far fewer cigarettes per day and doubled their quit attempts versus smokers of conventional cigarettes, all with minimal withdrawal symptoms and without compensatory smoking or any serious adverse events.

•	We completed and shipped a substantial portion of the most recent purchase order from NIDA of approximately 5 million SPECTRUM research cigarettes for use in further independent clinical studies on smoking cessation and the nicotine addictive threshold in cigarettes.

•	We strategically hired Dr. Paul Rushton as our new Vice President of Plant Biotechnology. Dr. Rushton is uniquely qualified to grow and commercialize our patent portfolio relating to both tobacco and cannabis. Dr. Rushton has extensive experience in tobacco biotechnology, including work at the University of Virginia on our sponsored research projects, as well as nearly a decade working at the world-renowned Max Planck Institute for Plant Breeding in Germany.

•	We entered into a new cannabis research collaboration with strategic partner Anandia. As a part of this research collaboration, Anandia will develop and grow proprietary cannabis strains under its licenses in Canada that express highly desirable characteristics and that we expect will lead to exciting commercialization opportunities. We announced last year that we had entered into a worldwide license agreement with Anandia that granted exclusive rights to us in the United States to four genes required for cannabinoid production in the cannabis plant. The license also granted us co-exclusive rights with Anandia to this proprietary technology in all countries outside of the U.S. and Canada. Anandia retained exclusive rights in Canada. The proprietary technology licensed from Anandia allows for the development of cannabis strains that demonstrate either an increase or decrease in the production and content of all, or certain subsets of, cannabinoids. The long-term goals of our research activities relating to cannabis are to develop, protect and commercially produce unique cannabis plant varieties that include high levels of non-THC cannabinoids, such as CBD, for the legal medical marijuana markets, as well as virtually cannabinoid-free cannabis for the commercial hemp industry.

•	We strategically hired a full-time FDA expert, Gregg Gellman, as our new Director of Business Development and Regulatory Affairs. Mr. Gellman was a key member of our team of professionals who worked diligently on creating, completing and submitting our Modified Risk Tobacco Product application with the FDA seeking a reduced exposure order so that our “BRAND A” very low nicotine cigarettes may be introduced into commerce in the United States with packaging and marketing that discloses to consumers that BRAND A has 95% less nicotine that conventional cigarettes and, as a result, reduces smokers’ exposure to nicotine.

•	We exported multiple varieties of our proprietary tobacco seeds to Central America for testing and expanded agricultural production of our proprietary tobacco plants for the purpose of making additional seeds for future plantings of increased amounts of our proprietary tobacco in the U.S. and other parts of the world. The United States Department of Agriculture (“USDA”) issued a phytosanitary certificate to us to facilitate our export of our proprietary tobacco seeds to growers in Central America.

•	We commenced our search for and collaboration discussions with universities in Western New York at which we are seeking to open specialized laboratories dedicated to new scientific research at substantially lower costs than sponsored research projects at third-party universities. Dr. Paul Rushton, our Vice President of Plant Biotechnology, will lead this new scientific initiative. The new laboratories are intended to accelerate the development of new nicotine-free tobacco varieties as well as the invention of other important tobacco products.

In the year 2016, we anticipate that we will be able to achieve the following:

•	We will continue to work to have our Modified Risk Tobacco Product application approved in 2016 so that our “BRAND A” very low nicotine cigarettes may be introduced into commerce in the United States with packaging and marketing that discloses to consumers that BRAND A has 95% less nicotine that conventional cigarettes and, as a result, reduces smokers’ exposure to nicotine.

•	We will plan “proof of concept” exposure studies for “BRAND B” extremely low tar-to-nicotine ratio cigarettes. If the results of these exposure studies allow, and provided sufficient funds are available, we will begin work on a Modified Risk Tobacco Product application for “BRAND B” cigarettes that may ultimately be introduced into commerce in the United States with packaging and marketing that discloses to consumers that the “BRAND B” exposes smokers to substantially less “tar” and substantially less smoke than the current market leading brands in the United States.

•	We will continue to identify and meet with pharmaceutical companies, national retail chains and other significant potential strategic partners in our on-going efforts to contract with a third party to fund Phase III clinical trials for X-22. We believe X-22 is more effective than any current smoking cessation therapy on the market and presents smokers with no new side effects and minimal or no withdrawal symptoms. We also believe that smokers will overwhelmingly prefer the prospect of attempting to quit smoking using our very low nicotine cigarettes over Chantix® and all nicotine replacement therapies (“NRT’s”).

•	We will further continue to work on expanding our RED SUN product sales in the United States and MAGIC brand sales in Europe while exploring opportunities for our products in Asia. Several important regional distributors have already inquired about securing distribution rights for our VLN products in Asia. Asia represents a significant market for our Company’s unique tobacco products.

•	We will work to bring in additional work into our factory in North Carolina, which is now underutilized because our factory capacity is greater in size and cost than what is currently required by our operations. However, the vertical integration provided by our factory allows us to promptly, accurately and strategically produce our own proprietary, highly specialized products and the factory gives us the independence and self-determination to produce our proprietary products in a very competitive, increasingly regulated retail marketplace. Our factory also allows us to fulfill our contracts to produce SPECTRUM research cigarettes, and to bring in new contract manufacturing business.

We will further continue to work on expanding our product sales in Europe and launching our products in Asia and in the Middle East. Several important regional distributors have already inquired about securing distribution rights for our VLN products in Asia and the Middle East. Both Asia and the Middle East represent significant markets for our Company’s unique tobacco products.

Registered Direct Offering

On February 5, 2016, we closed a registered direct offering of 5,000,000 shares of common stock and warrants to purchase up to 2,500,000 shares of common stock at an exercise price of $1.21 per share. The purchase price per unit was $1.10 and resulted in net proceeds of approximately $5.1 million. We expect cash on hand and the results of this offering to be sufficient to fund operations through October 2016. Accordingly, we will be required to raise additional capital to fund operations and achieve FDA approval of our products.

Please refer to the “Business” section in this Annual Report on Form 10-K for additional information regarding our business and operations.

Results of Operations

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014 and Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue - Sale of products.

2015 vs. 2014

We realized net revenue from the sale of products in the amount of $8,521,998 during the year ended December 31, 2015, as compared to net revenues of $528,991 during the year ended December 31, 2014, an increase of $7,993,007. Included in net revenue were sales of SPECTRUM research cigarettes in the amount of $242,658 and $447,535 for the years ended December 31, 2015 and 2014, respectively. The increase for 2015 was due to the sale of products from the continued growth of the manufacturing operations in our North Carolina factory as we transitioned from our pre-manufacturing status during the majority of 2014.

2014 vs. 2013

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

Revenue - Royalties from licensing.

2015 vs. 2014

During the years ended December 31, 2015 and 2014, we realized no revenue from licensing activities.

2014 vs. 2013

During the year ended December 31, 2014, we realized no revenue from licensing activities. During the year ended December 31, 2013 we realized royalty revenue of $7,000,000 from the worldwide Research License and Commercial Option Agreement entered into with BAT.

Costs of goods sold - Products.

2015 vs. 2014

During the year ended December 31, 2015, cost of goods sold were $9,102,560 or 106.8% of net revenue. Excise taxes and certain regulatory fees in the approximate amount of $5,703,000 are included in the cost of goods sold. We were not operating the factory at full production capacity during 2015. As a result, the cost of goods sold, which included the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of net sales revenue.

In the year ended December 31, 2014, costs of goods sold were $252,002 or 47.6% of revenue. The cost of goods sold consisted of $177,696 relating to the production of the SPECTRUM research cigarettes and $74,306 relating to the manufacture of the filtered cigars.

2014 vs. 2013

In the year ended December 31, 2014, costs of goods sold were $252,002 or 47.6% of revenue. The cost of goods sold consisted of $177,696 relating to the production of the SPECTRUM research cigarettes and $74,306 relating to the manufacture of the filtered cigars. In the year ended December 31, 2013, cost of goods sold were $48,105 or 17.3% of revenue.

Costs of goods sold - Royalties for licensing.

2015 vs. 2014

During the years ended December 31, 2015 we realized no revenue from licensing activities and accordingly there were no associated costs. We did not realize any revenues from licensing activities during the year ended December 31, 2014, however, we revised an estimate of the royalty fee due in conjunction with licensing revenue received from BAT in 2013 resulting in cost of goods sold in the amount of $246,434. See the discussion below in the 2014 vs. 2013 comparison for additional details.

2014 vs. 2013

During the year ended December 31, 2014, we revised the estimate of the royalty fee due to the National Research Council of Canada (“NRC”) in connection with the $7,000,000 fee received from BAT in the fourth quarter of 2013. The new amount due to NRC of $660,000 exceeded the estimate of $413,566, originally recorded in the year ended December 31, 2013, by $246,434.

Research and development expense.

2015 vs. 2014

Research and development expense was $1,669,387 for the year ended December 31, 2015, an increase of $420,380 or 33.7%, from $1,249,007 for the year ended December 31, 2014. This increase was primarily a result of an increase in costs associated with our BRAND A modified risk application filed with the FDA in the approximate amount of $343,000, an increase in payroll related costs of approximately $50,000, a net increase in R&D contract costs, sponsored research costs, and patent maintenance costs of approximately $209,000, and an increase in the amortization of various license fees of approximately $65,000, partially offset by a decrease in equity based compensation in the approximate amount of $164,000, during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

2014 vs. 2013

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

General and administrative expense.

2015 vs. 2014

General and administrative expense was $7,760,127 for the year ended December 31, 2015, a decrease of $1,063,407, or 12.1%, from $8,823,534 for the year ended December 31, 2014. The decrease was primarily due to decreases in employee equity based compensation of approximately $909,000, employee related costs of approximately $147,000, legal and accounting fees of approximately $592,000, costs relating to press releases of approximately $91,000, NYSE MKT related costs of approximately $66,000, costs associated with the severance liability of approximately $637,000, and director fee costs of approximately $62,000, partially offset by increases in equity based compensation and cash payments to third-party service providers of approximately $23,000 and $758,000, respectively, and expenses incurred by our factory of approximately $627,000, during the year ended December 31, 2015 as compared to the year ended December 31, 2014.

2014 vs. 2013

General and administrative expense was $8,823,534 in the year ended December 31, 2014, an increase of $4,716,840, or 114.9%, from $4,106,694 in the year ended December 31, 2013. The increase was primarily due to increases in employee equity based compensation of approximately $1,047,000, employee related costs of approximately $693,000, legal and professional fees of approximately $986,000, costs relating to press releases of approximately $78,000, the write off of an uncollectible advance in the approximate amount of $43,000, NYSE MKT related costs of approximately $176,000, costs associated with severance liability of approximately $637,000, director fee costs of approximately $157,000, the expense associated with the Crede consulting agreement in the approximate amount of $2,091,000, and other administrative costs of approximately $202,000, partially offset by decreases in equity based compensation and cash payments to third-party service providers of approximately $1,318,000 and $75,000, respectively, during the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Pre-manufacturing facility costs.

2015 vs. 2014

There were no pre-manufacturing costs for the year ended December 31, 2015. During the year ended December 31, 2014, we incurred various expenses related to preparing the warehouse and manufacturing facility, which amounted to $1,176,676 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

2014 vs. 2013

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

Sales and marketing costs.

2015 vs. 2014

Sales and marketing costs were $1,357,518 for the year ended December 31, 2015, an increase of $1,271,588, or 1,479.8%, from $85,930 for the year ended December 31, 2014. The increase in the sales and marketing costs were primarily the result of costs incurred to launch our proprietary cigarette brands, RED SUN and MAGIC, in the U.S. and Europe, respectively, and to grow our contract manufacturing business. Sales and marketing costs include payroll for sales and customer service personnel, point of sale materials, trade shows, advertising, promotional campaigns and travel related expenses for our sales personnel.

2014 vs. 2013

Sales and marketing costs were $85,930 for the year ended December 31, 2014, an increase of $76,878, or 849.3%, from $9,052 for the year ended December 31, 2013. The increase is primarily the result of costs associated with participation in tobacco industry trade shows, RED SUN packaging design costs, and materials used for marketing trips to Europe and Asia.

Depreciation.

2015 vs. 2014

Depreciation expense for the year ended December 31, 2015 amounted to $319,699, an increase of $89,687, or 39.0%, from $230,012 for the year ended December 31, 2014. This increase is primarily due to a full year of depreciation taken in 2015 on the cigarette manufacturing equipment as compared to depreciation taken in 2014 for only three-quarters of the year.

2014 vs. 2013

Depreciation expense for the year ended December 31, 2014 amounted to $230,012, an increase of $226,984 from $3,028 for the year ended December 31, 2013. This increase is primarily due to approximately $2.9 million of cigarette manufacturing equipment placed in service during the second quarter of 2014.

Amortization.

2015 vs. 2014

Amortization expense, relating to amortization taken on capitalized patent costs, for the year ended December 31, 2015 amounted to $356,590, an increase of $123,830, or 53.2%, from $232,760 for the year ended December 31, 2014. The increase is primarily due to amortization on additional patent costs incurred during the years ended December 31, 2015 and 2014 in the amounts of $654,069 and $1,780,596, respectively.

2014 vs. 2013

Amortization expense, relating to amortization taken on capitalized patent costs, for the year ended December 31, 2014 amounted to $232,760, an increase of $91,499, or 64.8%, from $141,261 for the year ended December 31, 2013. The increase is primarily due to an adjustment to the 2013 amortization that was recorded in the first quarter of 2014 and due to amortization on additional investments in patent costs during the years ended December 31, 2014 and 2013 in the amount of $1,780,596 and $269,742, respectively, partially offset by a change in the estimated useful lives of one of the patent families during the year ended December 31, 2013.

Warrant liability gain (loss) - net.

2015 vs. 2014

The warrant liability gain of $144,550 for the year ended December 31, 2015 was due to the decrease in the estimated fair value of the warrants during the period. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $1.65 per share at December 31, 2014, as compared to $1.40 per share at December 31, 2015, and with certain warrants aging closer to their expiration dates with the passage of time.

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

2014 vs. 2013

The warrant liability loss of $3,676,691 for the year ended December 31, 2014 was described in the above comparison of 2015 to 2014.

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

Warrant amendment inducement expense.

2015 vs. 2014

There was no warrant inducement expense for the year ended December 31, 2015. In March 2014, we entered into warrant amendments with existing warrant holders with the goal of reducing our warrant liability by offering certain financial inducements to such warrant holders. We calculated the cost of inducement as the difference between the fair value of the warrants immediately after the warrant amendments closed, less the fair value of the warrants immediately prior to the closing of the warrant amendments. We estimated the total cost of inducement to be $144,548 for the year ended December 31, 2014.

2014 vs. 2013

During the fourth quarter of 2013, we initiated a warrant amendment program with existing warrant holders with the goal of reducing our warrant liability by offering certain financial inducements to such warrant holders. We calculated the cost of inducement as the difference between the fair value of the warrants immediately after the warrant amendments closed, less the fair value of the warrants immediately prior to the closing of the warrant amendments. We estimated the total cost of inducement to be $3,736,313 for the year ended December 31, 2013. As discussed above, the warrant amendment inducement expense was $144,548 for the year ended December 31, 2014.

Litigation proceeds.

2015 vs. 2014

On April 10, 2015, we entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party became obligated to pay us a total of $1,000,000. During the second and third quarters of 2015, we received payments under the settlement in the aggregate amount of $1,000,000 in full settlement of the dispute.

2014 vs. 2013

There were no litigation proceeds received during the years ended December 31, 2014 and 2013.

Loss on equity investment.

2015 vs. 2014

The loss on equity investment of $95,684 for the year ended December 31, 2015 consisted of (i) our 25% share of Anandia’s net loss for the year ended December 31, 2015 in the amount of $38,036, and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $57,648. See below for a discussion of the loss on equity investment for the year ended December 31, 2014.

2014 vs. 2013

The loss on equity investment of $101,165 for the year ended December 31, 2014, consists of (i) our 25% share of Anandia’s net loss from our initial April 11, 2014 investment in Anandia through December 31, 2014 in the amount of $84,350, plus (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the book value of the net assets of Anandia in the amount of $16,815. There was no loss on equity investment for the year ended December 31, 2013.

Interest income.

2015 vs. 2014

Interest income for the year ended December 31, 2015 was $31,198, an increase of $815, or 2.7%, interest income of $30,383 for the year ended December 31, 2014. The interest income earned in both 2015 and 2014 was generated from excess cash invested in a money market account.

2014 vs. 2013

Interest income for the year ended December 31, 2014 was $30,383 and was earned from excess cash invested in a money market account. There was no interest income earned for the year ended December 31, 2013.

Interest expense.

2015 vs. 2014

Interest expense increased for the year ended December 31, 2015 to $52,982 from $7,094 for the year ended December 31, 2014. This increase of $45,888 consisted primarily of $24,123 from the accretion of interest on a note payable and $20,998 derived from the interest component of severance payments made during the year ended December 31, 2015, where the severance accrual had previously been recorded on a discounted basis using our incremental borrowing rate.

2014 vs. 2013

Interest expense (including the amortization of debt discount and debt issuance costs for the year ended December 31, 2013) decreased during the year ended December 31, 2014 to $7,094 from $748,605 during the year ended December 31, 2013. This decrease of $741,511 or 99.1% was primarily the result of a decrease in the amortization of debt discount and debt issuance costs relating to convertible notes issued on August 9, 2012 that were converted into common stock in August of 2013, payment of the majority of the Company’s interest bearing debt in the fourth quarter of 2013, and the recording as interest expense the excess of the fair value of warrants issued during the year ended December 31, 2013 over the proceeds realized in the amount of approximately $509,000.

Net loss.

2015 vs. 2014

We had a net loss for the year ended December 31, 2015 of $11,031,931 as compared to a net loss of $15,595,358 for the year ended December 31, 2014. The decrease in the net loss of $4,563,427, or 29.3%, was primarily the result of the decrease in the warrant liability gain (loss) - net in the amount of approximately $3,821,000, the decrease in warrant amendment inducement expense of approximately $145,000, the increase in the litigation settlement proceeds of $1,000,000, and a net decrease in operating expenses of approximately $335,000, offset by a decrease in gross profit of approximately $611,000 and a net increase in other expense in the amount of approximately $126,000.

2014 vs. 2013

We had a net loss for the year ended December 31, 2014 of $15,595,358 as compared to a net loss of $26,153,158 for the year ended December 31, 2013. The decrease in the net loss of $10,557,800 or 40.4%, was primarily the result of a decrease in the warrant liability gain (loss) - net in the amount of approximately $19,926,000, a decrease in interest expense and amortization of debt discount in the amount of approximately $742,000, a decrease in the warrant amendment inducement expense of approximately $3,592,000 and an increase in the gain on the sale of machinery and equipment of approximately $71,000, offset by a decrease in gross profit of approximately $6,786,000, an increase in operating expenses of approximately $6,794,000, and a decrease in other income of approximately $193,000.

Liquidity and Capital Resources

Working Capital

As of December 31, 2015, we had positive working capital of approximately $4.0 million compared to positive working capital of approximately $8.0 million at December 31, 2014, a decrease of approximately $4.0 million. This decrease in working capital is due to a decrease in current assets of approximately $3.5 million plus an increase in current liabilities of approximately $0.5 million. The decrease is primarily due to a decrease in cash of $2.6 million and a decrease in prepaid fees and expenses of approximately $1.5 million, partially offset by an increase in net inventory of approximately $0.6 million. The increase in current liabilities is primarily due to a net increase in accounts payable and accrued expenses of approximately $0.7 million, partially offset by a decrease in the demand bank loan of approximately $0.2 million.

On February 5, 2016, we closed a registered direct offering of 5,000,000 shares of common stock and warrants to purchase up to 2,500,000 shares of common stock at an exercise price of $1.21 per share. The purchase price per unit was $1.10 and resulted in net proceeds of approximately $5.1 million. We expect cash on hand and the results of this offering to be sufficient to fund operations through October 2016. Accordingly, we will be required to raise additional capital to fund operations and achieve FDA approval of our products.

We must successfully execute our business plan to increase revenue in order to achieve positive cash flows to sustain adequate liquidity without requiring additional funds from external sources to meet minimum operating requirements. The Company’s Form S-3 universal shelf registration statement was filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2014, and became effective on June 5, 2014. The universal shelf registration statement will allow, but not compel, the Company to raise up to approximately $24 million of capital over a three-year period ending June 5, 2017 through a wide array of securities at times and in amounts to be determined by the Company. We will likely need to raise additional capital to fund (i) our operations and (ii) FDA approval of our products. There can be no assurance that additional capital will be available on acceptable terms or at all.

Cash demands on operations

During the year ended December 31, 2015, we experienced an operating loss of approximately $12.0 million and used cash in operations of approximately $7.3 million. Excluding contract growing of our proprietary tobacco with farmers, costs associated with an additional modified risk application with the FDA, patent and trademark costs, discretionary expenses such as potential clinical trials, capital expenses for our factory, and possible sponsored research, our monthly cash expenditures are approximately $650,000. Including cash on hand at December 31, 2015 of $3,760,297 plus net proceeds of approximately $5,140,000 in additional cash raised from a registered direct offering of our common stock and warrants on February 5, 2016, and revenues from ongoing product sales, but not including potential milestone payments of up to $7,000,000 from BAT, we believe resulting cash balances will be adequate to sustain operations and meet all current obligations as they come due through approximately October of 2016.

Net Cash (used in) provided by Operating Activities

2015 vs. 2014

In the year ended December 31, 2015, $7,321,811 of cash was used in operating activities as compared to $6,582,730 of cash used in operating activities in the year ended December 31, 2014; an increase of $739,081. The increase in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the amount of $490,704 and an increase in cash used for working capital components related to operations in the amount of $248,377 for the year ended December 31, 2015 as compared to at year end December 31, 2014.

2014 vs. 2013

In the year ended December 31, 2014, $6,582,730 of cash was used in operating activities compared to $3,855,834 of cash provided by operating activities in the year ended December 31, 2013, a decrease of $10,438,564. This decrease in cash provided by operations was primarily due to the license revenue received from BAT under the Research License and Commercial Option Agreement in the amount of $7,000,000 in 2013 as compared to no revenue from licensing in 2014. In addition, approximately $3,400,000 in additional cash was consumed in operating activities.

Net Cash used in Investing Activities

2015 vs. 2014

In the year ended December 31, 2015, net cash used in investing activities was $450,661 as compared to $2,707,992 of cash used in investing activities during the year ended December 31, 2014. The decrease in cash used in investing activities of $2,257,331 was primarily due to $2,400,000 used during the year ended December 31, 2014 for the payment of license fees, the acquisition of NASCO Products, LLC, and the equity investment in Anandia, and by a decrease of $488,815 in the acquisition of patents, trademarks and machinery and equipment, partially offset by the net proceeds received on the sale of machinery and equipment during the quarter ending March 31, 2014 in the amount of $631,484.

2014 vs. 2013

In the year ended December 31, 2014, we used $2,707,992, as compared to $3,742,789 of cash used in investing activities during the year ended December 31, 2013, a decrease of $1,034,797. The decrease in cash used in investing activities is primarily due to a decrease in the acquisition of machinery and equipment in the amount of $3,239,966, and an increase in proceeds received on the sale of machinery and equipment in the amount of $631,484, offset by increases in the acquisition of patents and trademarks of $436,653, license fees of $1,450,000, the cash portion of the equity investment in Anandia of $700,000, and the cash portion of the NASCO transaction of $250,000.

Net Cash provided by Financing Activities

2015 vs. 2014

During the year ended December 31, 2015, we generated $5,130,082 from our financing activities primarily as a result of net cash proceeds from the issuance of common stock in a June 2015 registered direct offering in the amount of $5,576,083, cash provided from the exercise of stock warrants in the amount of $50,688, and the collection of an amount due from a related party in the amount of $46,069, offset by payments on our demand bank loan and note payable in the amounts of $174,925 and $333,333, respectively. During the year ended December 31, 2014, $9,862,810 was provided by financing activities primarily as a result of net cash proceeds received from a common stock private placement in September 2014 in the amount of $9,324,088, and net cash proceeds from the existence of stock warrants and stock options in the amount of $535, 251.

2014 vs. 2013

During the year ended December 31, 2014, we generated $9,862,810 from our financing activities, as compared to $5,717,366 of cash generated from financing activities during the year ended December 31, 2013, an increase of $4,145,444. The $9,862,810 generated during the year ended December 31, 2014 was mainly the result of net cash proceeds received from a common stock private placement in September 2014, in the amount of $9,324,088, and net cash proceeds from the exercise of stock warrants and stock options in the amount of $535,251. The $5,717,366 of cash generated during the year ended December 31, 2013 was primarily the result of the net proceeds from the Series A-1 Preferred stock placement in the amount of $2,034,664, net cash proceeds received from the exercise of warrants in the amount of $2,254,999, proceeds received from the issuance of notes payable in the amount of $150,000, proceeds received from the exercise of stock options in the amount of $5,200, and net cash proceeds received from the Warrant Exchange Program in the amount of $3,239,385. These proceeds raised were partially offset by payments on notes payable, convertible notes payable and net payments to related parties and officers in the amount of $1,620,299, $339,250 and $8,993, respectively.

Contractual Obligations

The following table summarizes by category our expected future cash outflows associated with contractual obligations in effect at December 31, 2015:

	Payments Due by Period
		Year Ended	Years Ended	Years Ended
		December 31,	December 31,	December 31,	More Than
	Total	2016	2017 & 2018	2019 & 2020	Five Years

Note payable	$666,666	$333,333	$333,333	$-	$-

Severance payments	428,365	225,000	203,365	-	-

Operating lease obligations	1,228,500	236,000	446,000	405,500	141,000

Consulting agreements	392,000	290,000	72,000	30,000	-

License fees	3,330,000	400,000	515,000	590,000	1,825,000

Sponsored research	667,831	574,081	93,750	-	-

Total	$6,713,362	$2,058,414	$1,663,448	$1,025,500	$1,966,000

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

Inventory

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

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark SPECTRUM. In September 2015, the Company received a purchase order for approximately 5.0 million SPECTRUM research cigarettes. Approximately 40% of the order was shipped in December 2015, resulting in the recognition of revenue in the amount of $242,658. The remainder of the order was shipped in January of 2016 and will generate revenue of approximately $329,000. Previously, in September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that was shipped in January 2014 and resulted in the revenue recognition of $447,535. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

As described above, we license our patented technology to third parties. Revenue is recognized from licensing arrangements as contractually defined in licensing agreements. We account for milestone elements contained in licensing agreements in accordance with ASC 605. Simultaneous with the signing of the Research License and Commercial Option Agreement, BAT paid us a non-refundable $7,000,000. Revenue was recognized for this amount since delivery of the patented technology took place, we had no further performance obligations, and the fee was fixed.  We may be entitled to receive additional payments from BAT, up to an additional $7,000,000, during the Research Term in the event certain milestones are met by BAT with respect to BAT’s research and development of our patent rights licensed by the Company to BAT. There are four separate milestones, two of which BAT would pay us $2 million for each milestone achieved, and two of which BAT would pay us $1.5 million for each milestone achieved. In addition, the Company could earn additional future royalties if BAT elects to exercise the Commercial Option Agreement during the Research Term.

No amount related to the research milestones was recognized during 2015, 2014 or 2013. A portion of the patented technology sublicensed to BAT was exclusively licensed to 22nd Century Ltd. by NRC. Pursuant to the terms of the license agreement with NRC, 22nd Century Ltd. was obligated to make a royalty payment to NRC from the monies received from BAT. During the quarter ended September 30, 2014, 22nd Century Ltd. and NRC mutually agreed on a payment of $660,000 that was paid in December 2014. 22nd Century Ltd. had previously estimated the payment to be $413,566. The difference in the amount of $246,434 has been recorded as Royalty for licensing in the Cost of goods sold section of the Company’s Consolidated Statements of Operations for the year ended December 31, 2014.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (e.g., patents and trademarks) are reviewed annually for impairment. We have not recognized any impairment losses during the three-year period ended December 31, 2015.

Amortization Estimates of Intangible Assets

We generally determine amortization based on the estimated useful lives of the assets and record amortization expense on a straight-line method over such lives. The remaining life of the primary patent in each patent family is generally used to determine the estimated useful life of the related patent costs.

Valuation of our Equity Securities

We use a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase shares of our common stock. Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. For accounting purposes, the shares will be considered issued and outstanding upon vesting.

Income taxes

The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and U.S. GAAP reporting, and for operating loss and credit carry-forwards. In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2015 and 2014.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement.  A 10% increase or decrease in the volatility factor used as of December 31, 2015 would have the impact of increasing or decreasing the liability by approximately $8,000.

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

Inflation

Inflation did not have a material effect on our operating results for the years ended December 31, 2015, 2014 and 2013.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in the ordinary course of our business, which consist primarily of interest rate risk associated with our cash and cash equivalent short-term investments and foreign exchange rate risk. Additionally, the value of our warrant liability is primarily based on the underlying price of our common stock and fluctuations in its value could impact our warrant liability expense.

Interest Rate Risk

We do not believe we are exposed to material direct interest rate risk associated with changes in interest rates other than with respect to our cash and cash equivalent short-term investments. We invest excess cash in a money market account that earns interest based on fluctuating interest rates. We believe changes in this money market interest rate will not have a material impact on our financial statements. Additionally, we have no interest rate sensitive debt, and as such, are not exposed to interest rate changes relating to debt instruments.

Foreign Exchange Risk

The majority of our revenues and expenses are transacted in in U.S. dollars. A portion of our sales activity is outside of the U.S., and accordingly, we have foreign exchange exposure to non-U.S. dollar sales revenue. In addition, a small portion of our vendors are paid in foreign currencies. Our 25% equity investment in Anandia has foreign currency risk. Anandia is a Canadian company using the Canadian dollar as its functional currency. As such, our portion of Anandia’s net income (loss) is subject to foreign currency risk upon translation from Canadian to US dollars. We do not believe that fluctuations in foreign currency rates associated with these non-U.S. dollar transaction will have a material impact on our financial statements.

Equity Risk

We have a warrant liability of $2,898,296 on our consolidated balance sheet at December 31, 2015. This liability consists of a $2,810,000 liability relating to the issuance of the Crede Tranche 1A warrants in the third quarter of 2014, and a warrant liability of $88,296 associated with other warrants issued by us. The fair value of the Crede Tranche 1A warrants is fixed as detailed in Note 6 to our consolidated financial statements. The fair value calculation, as discussed in Note 15 of our consolidated financial statements, of the remaining warrants is exposed to market volatilities, changes in the price of our common stock, and interest rates. Only a small percentage of our outstanding warrants contain an anti-dilution clause that gives rise to the warrant liability (see Note 15 of our consolidated financial statements for additional details), and as such, our exposure to this risk is significantly mitigated. During the year ended December 31, 2015 we experienced a gain of $144,550 in the change in the fair value of the warrant liability.

Item 8.	Financial Statements and Supplementary Data.

The required financial statements and the notes thereto are contained in a separate section of this Form 10-K Information section beginning with the page following Item 15 (Exhibits and Financial Statement Schedules, including Selected Quarterly Financial Data).

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

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management concluded that as of December 31, 2015, that our internal controls over financial reporting were not effective and that material weaknesses exist in our internal control over financial reporting.  The material weakness consists of controls associated with segregation of duties whereby individuals have incompatable duties within the financial reporting area. To address the material weakness we performed additional analyses and other post-closing procedures to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP).  Notwithstanding this material weakness, management believes that the financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial condition, result of operations and cash flows for the periods presented.

Freed Maxick CPA’s, P.C., the Company’s independent registered public accounting firm, has audited the consolidated financial statements as of and for the year ended December 31, 2015, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their reports, which are included herein.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited 22nd Century Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

The Company had inadequate segregation of duties consistent with control objectives. The Company’s corporate and financial reporting function is currently composed of a small number of individuals resulting in situations where limitations on segregations of duties exist. As a result we noted instances whereby individuals performed aspects of the financial reporting process which are incompatible duties, including but not limited to access to the underlying records and system, the ability to post and record journal entries, the responsibility to perform and review account reconciliations as well as the responsibility for the preparation of the financial statements.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 16, 2016 on those financial statements.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows of the Company for each of the years in the three year period ending December 31, 2015 and our report dated February 18, 2016 expressed an unqualified opinion.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York
February 18, 2016

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2016 Annual Meeting of Stockholders.

Set forth below is information regarding our directors, executive officers and key personnel.

Name	Age	Position

Henry Sicignano, III	48	President, Chief Executive Officer and Director
John T. Brodfuehrer	58	Chief Financial Officer & Treasurer
Michael R. Moynihan, Ph.D.	63	Vice President of R&D
Paul Rushton, Ph.D.	53	Vice President of Plant Biotechnology
Thomas L. James, Esq.	57	Vice President, General Counsel and Secretary
Joseph Alexander Dunn, Ph.D.	62	Director*
James W. Cornell	59	Director**
Richard M. Sanders	62	Director***
Nora B. Sullivan	58	Director****

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

**** Since May 18, 2015, Ms. Sullivan is currently President of Sullivan Capital Partners, LLC, a financial services company providing investment banking and consulting services to privately held businesses and publicly traded entities. Focusing on activities and related strategic planning, due diligence and integration issues.

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

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2016 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2016 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2016 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2016 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited the accompanying consolidated balance sheets of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three year period ending December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of its operations and cash flows for each of the years in the three year period ending December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), 22nd Century Group, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 18, 2016 expressed an opinion that 22nd Century Group, Inc. had not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

February 18, 2016

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2015	2014

ASSETS
Current assets:
Cash	$3,760,297	$6,402,687
Accounts receivable, net	51,230	-
Due from related party	-	46,069
Inventory, net	2,706,330	2,064,796
Prepaid consulting fees	-	1,978,785
Prepaid expenses and other assets	710,091	214,469
Total current assets	7,227,948	10,706,806

Machinery and equipment, net	2,555,793	2,850,615

Other assets:
Intangible assets, net	7,364,120	7,077,759
Equity investment	1,222,651	1,318,335
Total other assets	8,586,771	8,396,094

Total assets	18,370,512	$21,953,515

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Demand bank loan	$-	$174,925
Current portion of note payable	308,582	320,513
Accounts payable	1,283,346	884,412
Accrued expenses	1,423,531	1,081,545
Accrued severance	220,661	212,012
Deferred revenue	-	-
Total current liabilities	3,236,120	2,673,407

Long-term portion of note payable	307,938	605,217
Long-term portion of accrued severance	199,658	412,308
Warrant liability	2,898,296	3,042,846
Total liabilities	6,642,012	6,733,778

Commitments and contingencies (Note 17)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
71,006,844 common shares (64,085,042 at December 31, 2014)	710	641
Capital in excess of par value	78,284,815	70,744,190
Accumulated deficit	(66,557,025)	(55,525,094)
Total shareholders' equity	11,728,500	15,219,737

Total liabilities and shareholders' equity	$18,370,512	$21,953,515

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2015	2014	2013

Revenue:
Sale of products	$8,521,998	$528,991	$278,383
Royalties from licensing	-	-	7,000,000
	8,521,998	528,991	7,278,383
Cost of goods sold (exclusive of depreciation shown separately below):
Products	9,102,560	252,002	48,105
Royalties for licensing	-	246,434	413,566
	9,102,560	498,436	461,671

Gross (loss) profit	(580,562)	30,555	6,816,712

Operating expenses:
Research and development (including equity based compensation of $167,837, $331,467 and $111,563, respectively)	1,669,387	1,249,007	744,230
General and administrative (including equity based compensation of $3,376,664, $4,165,078 and $2,250,399, respectively)	7,760,127	8,823,534	4,106,694
Pre-manufacturing facility costs (including equity based compensation of $0, $27,923 and $0, respectively)	-	1,176,676	-
Sales and marketing costs (including equity based compensation of $41,039, $0 and $0, respectively)	1,357,518	85,930	9,052
Depreciation	319,699	230,012	3,028
Amortization	356,590	232,760	141,261
	11,463,321	11,797,919	5,004,265

Operating (loss) profit	(12,043,883)	(11,767,364)	1,812,447

Other income (expense):
Warrant liability gain (loss) - net	144,550	(3,676,691)	(23,602,711)
Warrant amendment inducement expense	-	(144,548)	(3,736,313)
Litigation proceeds	1,000,000	-	-
(Loss) gain on the disposition and sale of machinery and equipment	(15,130)	71,121	-
Loss on equity investment	(95,684)	(101,165)	-
Income tax credit refund	-	-	122,024
Interest income	31,198	30,383	-
Interest expense	(52,982)	(7,094)	(748,605)
	1,011,952	(3,827,994)	(27,965,605)

Loss before income taxes	(11,031,931)	(15,595,358)	(26,153,158)

Income taxes	-	-	-

Net loss	$(11,031,931)	$(15,595,358)	$(26,153,158)

Loss per common share - basic and diluted	$(0.16)	$(0.26)	$(0.60)

Common shares used in basic earnings per share calculation	68,143,284	59,993,413	43,635,182

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2015, 2014 and 2013

	Preferred	Common	Par value	Par value
	Shares	Shares	of Preferred	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Outstanding	Shares	Shares	Capital	Deficit	Equity (Deficit)
Balance at December 31, 2012	-	34,286,979	$-	$344	$7,645,017	$(13,776,578)	$(6,131,217)

Common stock issued upon exercise of Convertible Notes	-	2,406,720	-	24	(24)	-	-

Preferred stock issued in January 2013 private placement	2,500	416,666	-	4	(4)	-	-

Conversion of preferred stock to common stock	(2,500)	4,166,666	-	42	(42)	-	-

Exercise of warrants	-	6,820,218	-	68	14,097,526	-	14,097,594

Exercise of options	-	20,000	-	-	5,200	-	5,200

Stock based compensation	-	2,820,000	-	28	2,361,934	-	2,361,962

Other contributed capital	-	-	-	-	1,660	-	1,660

Warrant exchange program	-	5,804,368	-	58	23,340,789	-	23,340,847

Common stock issued in payment of accrued dividends	-	161,153	-	1	(1)	-	-

Net loss	-	-	-	-	-	(26,153,158)	(26,153,158)

Balance at December 31, 2013	-	56,902,770	$-	$569	$47,452,055	$(39,929,736)	$7,522,888

Stock based compensation	-	1,282,768	-	13	2,433,240	-	2,433,253

Warrants issued as compensation for services	-	-	-	-	1,260,000	-	1,260,000

Exercise of warrants	-	1,167,737	-	12	486,939	-	486,951

Exercise of options	-	70,000	-	1	48,299	-	48,300

Common stock issued in September 2014 private placement, net	-	3,871,767	-	39	9,324,049	-	9,324,088

Stock issued in connection with acquisition of NASCO Products, LLC	-	640,000	-	6	1,951,994	-	1,952,000

Stock issued in connection with equity investment	-	150,000	-	1	394,499	-	394,500

Other capital contribution	-	-	-	-	25,200	-	25,200

Warrant amendments	-	-	-	-	7,367,915	-	7,367,915

Net loss	-	-	-	-	-	(15,595,358)	(15,595,358)

Balance at December 31, 2014	-	64,085,042	$-	$641	$70,744,190	$(55,525,094)	$15,219,737

Common stock issued in June 2015 registered direct offering, net	-	6,000,000	-	60	5,576,023	-	5,576,083

Stock based compensation	-	553,896	-	6	1,623,417	-	1,623,423

Exercise of warrants	-	40,000	-	-	50,688		50,688

Stock issued in connection with equity investment	-	377,906	-	4	324,996	-	325,000

Stock cancellation	-	(50,000)	-	(1)	(34,499)	-	(34,500)

Net loss	-	-	-	-	-	(11,031,931)	(11,031,931)

Balance at December 31, 2015	-	71,006,844	$-	$710	$78,284,815	$(66,557,025)	$11,728,500

See accompany notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2015	2014	2013
Cash flows from operating activities:
Net loss	$(11,031,931)	$(15,595,358)	$(26,153,158)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation	319,699	230,012	3,028
Amortization of patent costs	356,590	232,760	141,261
Amortization of license fees	98,022	32,524	-
Amortization of debt issue costs	-	-	4,232
Amortization of debt discount	-	-	134,296
Loss on equity investment	95,684	101,165	-
Accretion of interest on notes payable	45,121	-	-
Loss (gain) on the disposition and sale of machinery and equipment	15,130	(71,121)	-
Interest due to debt conversion	-	-	526,448
Warrant liability (gain) loss	(144,550)	3,676,691	23,602,711
Warrant amendment inducement expense	-	144,548	3,736,313
Equity based employee compensation expense	1,326,393	2,293,083	980,162
Equity based payments for outside services	2,259,147	2,231,385	1,381,800
Increase in inventory reserve	60,000	-	-
Increase in allowance for doubtful accounts	10,000	-	-
Severance expense	-	624,320	-
(Increase) decrease in assets:
Accounts receivable	(61,230)	-	-
Inventory	(701,534)	(620,660)	(175,754)
Prepaid expenses and other assets	(478,955)	(214,469)	10,044
Increase (decrease) in liabilities:
Accounts payable	86,332	625,389	(629,101)
Accrued expenses	649,271	(93,985)	114,538
Accrued severance	(225,000)	-	-
Deferred revenue	-	(179,014)	179,014
Net cash (used in) provided by operating activities	(7,321,811)	(6,582,730)	3,855,834
Cash flows from investing activities:
Acquisition of patents and trademarks	(413,180)	(726,989)	(290,336)
Acquisition machinery and equipment	(37,481)	(212,487)	(2,994,757)
Purchase of machinery and equipment held for resale	-	-	(457,696)
Payment of license fees	-	(1,450,000)	-
Acquisition of NASCO Products, LLC	-	(250,000)	-
Proceeds from the sale of machinery and equipment	-	631,484	-
Equity investment	-	(700,000)	-
Net cash used in investing activities	(450,661)	(2,707,992)	(3,742,789)
Cash flows from financing activities:
Net proceeds from exercise of warrants	50,688	486,951	2,254,999
Net proceeds from exercise of options	-	48,300	5,200
Net proceeds from warrant exchange program	-	-	3,239,385
Proceeds from issuance of notes	-	-	150,000
Payments on borrowings - demand bank loan	(174,925)	-	-
Payments on borrowings - note payable	(333,333)	-	(1,620,299)
Payments on borrowings - convertible notes	-	-	(339,250)
Net proceeds from June 2015 registered direct offering	5,576,083	-	-
Net proceeds from January 2013 preferred stock private placement	-	-	2,034,664
Net proceeds from September 2015 common stock private placement	-	9,324,088	-
Stock cancellation	(34,500)	-	-
Other capital contribution	-	-	1,660
Net payments from (to) related party	46,069	(4,000)	(5,100)
Net advances from officers	-	7,471	(3,893)
Net cash provided by financing activities	5,130,082	9,862,810	5,717,366
Net (decrease ) increase in cash	(2,642,390)	572,088	5,830,411
Cash - January 1,	6,402,687	5,830,599	188
Cash - December 31,	$3,760,297	$6,402,687	$5,830,599

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2015	2014	2013
Net cash paid for:
Cash paid during the period for interest	$7,600	$7,094	$135,247
Cash paid during the period for income taxes	$-	$-	$-

Non-cash investing and financing transactions:
Reclassification of derivative liability to equity due to warrant amendments	$-	$7,367,915	$14,433,178

Patent and trademark additions included in accounts payable	$310,078	$193,454	$42,490

Patent and trademark additions included in accrued expenses	$17,715	$-	$-

Machinery and equipment additions included in accounts payable	$2,525	$10,904	$-

Reclassification of machinery and equipment purchases to inventory	$-	$37,856	$-

Issuance of common stock in connection with equity investment	$325,000	$-	$-

Other capital contribution	$-	$25,200	$-

License fee included in accrued expenses	$-	$300,000	$-

Equity investment included in accrued expenses	$-	$325,000	$-

Issuance of common stock for equity investment	$-	$394,500	$-

Issuance of common stock for the acquisition of NASCO Products, LLC	$-	$1,952,000	$-

Issuance of warrants as a derivative liability issued under a consulting agreement and included in prepaid consulting fees	$-	$2,810,000	$-

Warrants issued under a consulting agreement resulting in an increase in capital and included in prepaid consulting fees	$-	$1,260,000	$-

Patent additions acquired with note payable	$-	$925,730	$-

Accounts payable converted to promissory notes	$-	$-	$769,377

Accrued interest converted to promissory notes	$-	$-	$26,422

Notes payable and accrued interest converted to common shares	$-	$-	$1,650,305

Common stock issued in payment of preferred stock dividend payable	$-	$-	$93,361

Common stock issued for fees relating to January 2013 preferred stock private placement	$-	$-	$416,666

Refinance of convertible note to note payable	$-	$-	$57,500

Issuance of warrants as derivative liability instruments and reduction of capital	$-	$-	$5,675,634

Increase in warrant liability and reduction in capital as a result of lowering the exercise price on certain warrants	$-	$-	$626,328

Reclassification of derivative liability to equity due to warrant exchange program	$-	$-	$19,639,465

Common stock issued for fees relating to December 2013 warrant exchange program	$-	$-	$462,000

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2015

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

Reclassifications - Certain items in the 2014 and 2013 financial statements have been reclassified to conform to the 2015 classification.

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

Accounts receivable - The Company periodically reviews aged account balances for collectability. As of December 31, 2015, the Company has established an allowance for doubtful accounts in the amount of $10,000. There was no allowance for doubtful accounts established as of December 31, 2014.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined using an average cost method for tobacco leaf inventory and the first-in, first-out (FIFO) method on all other inventories. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at December 31, 2015 and 2014 consist of the following:

	December 31, 2015	December 31, 2014
Inventory - tobacco leaf	$1,816,857	$1,537,521
Inventory - finished goods
Cigarettes and filtered cigars	342,707	154,568
Inventory - raw materials
Cigarette and filtered cigar components	657,389	423,330
	2,816,953	2,115,419
Less: inventory reserve	110,623	50,623

	$2,706,330	$2,064,796

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight line basis over their estimated useful lives ranging from 3 to 10 years. Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expire in 2019 and 2028 (the assets’ estimated lives), respectively. Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA and acquiring the predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at December 31, 2015 and 2014 consist of the following:

	December 31, 2015	December 31, 2014
Intangible assets, net
Patent and trademark costs	$5,146,559	$4,405,586
Less: accumulated amortization	1,603,893	1,247,303
Patent and trademark costs, net	3,542,666	3,158,283

License fees, net (see Note 17)	1,450,000	1,450,000
Less: accumulated amortization	130,546	32,524
License fees, net	1,319,454	1,417,476

MSA signatory costs (see Note 7)	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$7,364,120	$7,077,759

Amortization expense relating to the above intangible assets for the years ended December 31, 2015, 2014 and 2013 amounted to $454,612, $265,284 and $141,261, respectively.

During the year ended December 31, 2013, the Company changed the estimated useful life of one of the patent families. The change did not have a material impact on the financial statements.

The estimated annual average amortization expense for the next five years is approximately $350,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the years ended December 31, 2015, 2014 and 2013.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

In light of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2015 and 2014.

The Company’s federal and state tax returns for the years ended December 31, 2012 to December 31, 2014 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2015.

Refundable taxes and tax credits - The Company accounts for income tax refunds or tax refundable tax credits as discrete items and recognized the amount in the period in which the funds are received. During the year ended December 31, 2013, the Company received notice from the New York State Department of Taxation and Finance of a no change audit with respect to its income tax return filed for the period ending September 30, 2011. The subject return contained a refundable credit in the amount of $122,024.  The refund was recorded as Other income in the Company’s Consolidated Statement of Operations for the year ended December 31, 2013. There were no such transactions during the years ended December 31, 2015 and 2014.

Stock Based Compensation - The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, options or warrants to purchase shares of the Company’s common stock. Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. For accounting purposes, the shares will be considered issued and outstanding upon vesting.

Revenue Recognition - The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette and filtered cigar federal excise taxes and other regulatory fees in the approximate amount of $5,703,000 are included in net sales and accounts receivable billed to customers for the year ended December 31, 2015, except on sales of SPECTRUM research cigarettes, exported cigarettes and exported filtered cigars, to which such taxes do not apply. There were no federal excise taxes or other regulatory fees included in net sales and accounts receivable billed to customers for the years ended December 31, 2014 and 2013. The Company recognizes revenue from the sale of its MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributors to the retailers and are sold net of cash discounts, sales returns and allowances, and all applicable taxes.

The Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. These government research cigarettes are distributed under the Company’s mark SPECTRUM. In September 2015, the Company received a purchase order for approximately 5.0 million SPECTRUM research cigarettes. Approximately 40% of the order was shipped in December 2015, resulting in the recognition of revenue in the amount of $242,658. The remainder of the order will be shipped in January of 2016 and will generate revenue of approximately $329,000. Previously, in September 2013, the Company received a purchase order for 5.5 million SPECTRUM research cigarettes that were shipped in January 2014 and resulted in the revenue recognition of $447,535. With respect to the SPECTRUM research cigarette order from September 2013, a down payment of $179,014 was received in the fourth quarter of 2013 and was recorded as deferred revenue on the Company’s balance sheet at December 31, 2013. There were no SPECTRUM cigarettes delivered during the year ended December 31, 2013.

The Company licenses its patented technology to third parties. Revenue is recognized from licensing arrangements as contractually defined in the licensing agreements. The Company accounts for milestones elements contained in licensing agreements in accordance with ASC 605. On October 1, 2013, 22nd Century Ltd entered into a worldwide Research License and Commercial Option Agreement (the “Agreement”) with British American Tobacco (Investments) Limited (“BAT”), a subsidiary of British American Tobacco plc, that grants BAT access to 22nd Century Ltd’s patented technology which alters levels of nicotinic alkaloids in tobacco plants. Simultaneous with the signing of the Agreement, BAT paid the Company a non-refundable $7,000,000. The Company will be entitled to receive additional payments from BAT of up to an additional $7,000,000 during the term of the Research License in the event certain milestones are met with respect to the ongoing research and development of the Company’s licensed technology to BAT. No amount related to the additional research milestones was recognized during the years ended December 31, 2015, 2014 and 2013. During the term of the Research License, BAT will have the option to enter into a Commercial License agreement which will provide for future annual payments, royalty payments and minimum annual royalties. A portion of the patented technology sublicensed to BAT was exclusively licensed to 22nd Century Ltd by a third party licensor prior to the acquisition by 22nd Century Ltd of such patented technology from such licensor on December 23, 2014 (see Note 12 for the more detailed discussion). Pursuant to the terms of the license agreement with such licensor, 22nd Century Ltd was obligated to make a royalty payment to the licensor with respect to a portion of the non-refundable $7,000,000 paid by BAT to the Company on October 1, 2013. From October 2013 to September 2014, 22nd Century Ltd and the third party licensor were in discussions as to the amount of royalty due to the licensor from 22nd Century Ltd. During the quarter ended September 30, 2014, 22nd Century Ltd and the third party licensor mutually agreed on a payment of $660,000 that was paid in December 2014. 22nd Century Ltd had previously estimated the payment to be $413,566. The difference in the amount of $246,434 has been recorded as Royalty for licensing in the Cost of goods sold section of the Company’s Consolidated Statements of Operations for the year ended December 31, 2014.

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

Advertising - The Company expenses advertising as incurred. Advertising expense was approximately $229,000, $30,000, and $9,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

Loss Per Common Share - Basic loss per common share is computed using the weighted-average number of common shares outstanding. Diluted loss per share is computed assuming conversion of all potentially dilutive securities. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive.

Commitment and Contingency Accounting - The Company evaluates each commitment and/or contingency in accordance with the accounting standards, which state that if the item is more likely than not to become a direct liability and is reasonably estimatable, then the Company will record the liability in the financial statements. If not, the Company will disclose any material commitments or contingencies that may arise.

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

Fair Value of Financial Instruments -   Financial instruments include cash, receivables, accounts payable, accrued expenses, demand bank loan note payable, and warrant liability.  Other than warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 15.

Equity Investments - The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee.

Accounting Pronouncements - In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing US GAAP. The revised effective date for the ASU is for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of the pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern”, which provides guidance on determining when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity will be required to provide certain disclosures if conditions of events raise substantial doubt about the entity’s ability to continue as a going concern. The ASU applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2014-15 on our consolidated financial statements and have not yet determined when we will adopt the standard.

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

NOTE 5. - JANUARY 2013 PREFERRED STOCK PRIVATE PLACEMENT

On January 11, 2013, the Company sold 2,500 shares of newly created Series A-1 10 % Convertible Preferred Stock (the “Series A-1 Preferred Stock”) and warrants for $2,500,000. Net proceeds from this issuance were $2,034,664. During 2013, all Series A-1 Preferred Stock was converted into shares of the Company’s common stock and all related warrants to purchase shares of the Company’s common stock were exercised. Net proceeds from the exercise of warrants to purchase shares of the Company’s common stock were approximately $2,090,000.

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

The Company valued the Tranche 1A Warrants and Tranche 1B Warrants using the Black-Scholes pricing model as of the date of issuance. The resulting fair value of the Tranche 1A Warrants and Tranche 1B Warrants amounted to $2,810,000 and $1,260,000, respectively, and have been recorded as Prepaid consulting fees on the Company’s Consolidated Balance Sheets and were amortized over the six-month term of the Consulting Agreement. The Prepaid consulting fees were fully amortized and included in General and administrative costs on the Company’s Consolidated Statements of Operations in the amount of $1,978,785 and $2,091,215 for the years ended December 31, 2015 and 2014, respectively. The Exchange Rights contained in the Tranche 1A Warrants cause the financial instrument to be considered a liability in accordance with FASB ASC 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As such, the fair value of the Tranche 1A Warrants are included in the Warrant liability on the Company’s Consolidated Balance Sheets at December 31, 2015 and 2014. The Tranche 1B Warrants do not contain such Exchange Rights and accordingly the fair value has been recorded as an increase in capital. No value has been assigned to the Tranche 2 Warrants and the Tranche 3 Warrants as they were not exercisable unless and until certain revenue milestones were attained, as described above, and such revenue milestones will never be satisfied as a result of the termination of the joint venture agreement described below.

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

The Company’s warehouse and cigarette manufacturing facility was primarily in a pre-manufacturing stage during the year ended December 31, 2014. During this time period, the Company incurred various expenses to prepare the facility for production. Expenses incurred during the year ended December 31, 2014 amounted to $1,176,676 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs and are reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations. During the second quarter of 2014, the Company placed $2,997,140 of cigarette manufacturing equipment in service. Depreciation taken on the equipment during the years ended December 31, 2015 and 2014 amounted to $303,637 and $224,519, respectively, and is included in Depreciation on the Company’s Consolidated Statements of Operations. The Company did manufacture a quantity of filtered cigars during the year ended December 31, 2014 resulting in revenue of $81,456. As discussed in Note 7, on August 29, 2014, the Company closed on the acquisition of NASCO. Accordingly, the Company and NASCO are now signatories under the MSA. NASCO commenced manufacturing the Company’s proprietary cigarette brands and an MSA brand for an independent chain of retail smoke shops during the fourth quarter of 2014 at its manufacturing facility. Sales of these MSA brands commenced during the first quarter of 2015. NASCO will also continue to manufacture non-MSA filtered cigars.

During 2015, the Company’s manufacturing operations at its North Carolina factory continued the transition from its pre-manufacturing status during the majority of 2014. While the factory is not currently at full production capacity, the Company continued manufacturing a third-party MSA cigarette brand, filtered cigars on a contract basis, and the Company’s own proprietary cigarette brand, RED SUN. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and finished goods inventory. General and administrative expenses of the factory amounted to $607,713 for the year ended December 31, 2015.

NOTE 9. - MACHINERY AND EQUIPMENT

Machinery and equipment at December 31, 2015 and 2014 consists of the following:

	December 31, 2015	December 31, 2014
Cigarette manufacturing equipment	$3,016,246	$3,031,375
Office furniture, fixtures and equipment	95,361	55,355
	3,111,607	3,086,730
Less: accumulated depreciation	555,814	236,115
Machinery and equipment, net	$2,555,793	$2,850,615

On December 11, 2013 and January 13, 2014, the Company acquired machinery and equipment in the amount of $3,220,000 and $210,000, respectively, as described in Note 8. A portion of the equipment from these two transactions was not required for the Company’s manufacturing operations and was subsequently sold at auction during the first quarter of 2014. The Company allocated $457,696 and $88,167 of the purchase price of these sold assets from the two transactions, respectively. The Company realized net proceeds from the auction sale of $631,484, resulting in a gain on the sale of assets of $85,621. The remaining cigarette manufacturing equipment was placed in service during the second quarter of 2014. Depreciation expense was $319,699, $230,012 and $3,028 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company uses the equity method of accounting to record its 25% ownership interest in Anandia. As of December 31, 2015 and 2014, the Company’s equity investment balance in Anandia was $1,222,651 and $1,318,335, respectively, and is classified within Other assets on the accompanying Consolidated Balance Sheets. As of December 31, 2014, the carrying value of our investment in Anandia was approximately $1,199,000 in excess of our share of the book value of the net assets of Anandia, with such difference attributable to intangible assets. This intangible asset is being amortized over the expected benefit period and this amortization expense of $57,648 and $16,815 for the years ended December 31, 2015 and 2014, respectively, has been included in the Loss on equity investment in the accompanying Consolidated Statements of Operations. In addition, the Company has recorded an equity loss of $38,036 and $84,350 for the years ended December 31, 2015 and 2014, respectively, representing 25% of Anandia’s net losses, resulting in a total loss on equity investment of $95,684 and $101,165 for the years ended December 31, 2015 and 2014, respectively.

NOTE 11. - DEMAND BANK LOAN

On December 30, 2015, the Company paid off the demand bank loan in its entirety along with all accrued interest. This loan had a balance of $174,925 at December 31, 2014, and called for interest to be paid on the loan on a monthly basis at an annual rate of the prime rate plus 0.75%, or 4.00% during 2015 and at December 31, 2014. The bank has released its lien on all of the Company’s assets.

NOTE 12. - NOTE PAYABLE AND PATENT ACQUISITION

On December 22, 2014, the Company entered into a Purchase Agreement (the “Agreement”) with the National Research Council of Canada (“NRC”) to acquire certain patent rights that the Company had previously licensed from NRC under a license agreement between the parties. The Purchase Agreement provided for the payment by the Company to NRC of the total amount of $1,873,000, of which (i) $660,000 was required to be paid at the closing under the Purchase Agreement for the payment due in 2013 from the Company to NRC as a result of the monies received by the Company from BAT in October 2013, and (ii) the remaining balance of $1,213,000 being for the purchase of the NRC patent rights, of which $213,000 was paid in cash at the closing on December 23, 2014, and with the remaining $1,000,000 balance to be paid in three equal installments of $333,333 in December of 2015, 2016 and 2017, respectively, with no interest on the installment payments unless the Company defaults on any such installment payment. As such, the Company computed the present value of the note payable using the Company’s incremental borrowing rate. The resulting present value of the note payable amounted to $925,730; with $320,513 and $605,217 recorded as the current and long-term portion of the note payable, respectively, at December 31, 2014. After the required installment of $333,333 made by the Company on December 22, 2015, the remaining present value of the note payable amount to $616,520; with $308,582 and $307,938 recorded as the current and long-term portion of the note payable, respectively, at December 31, 2015. The cost of the acquired patents in the amount of $1,138,730 (cash of $213,000 plus the original discounted notes payable in the amount of $925,730) are included in Intangible assets, net on the Company’s Consolidated Balance Sheets. All previous license agreements between NRC and the Company were terminated as a condition of the Purchase Agreement. NRC has a security interest in these patent rights acquired by the Company from NRC until the note payable has been satisfied.

NOTE 13. - SEVERANCE LIABILITY

The Company recorded an accrual for severance during the fourth quarter of 2014 in the initial amount of $624,320 in accordance with FASB ASC 712. The severance accrual relates to the October 25, 2014 termination of Joseph Pandolfino, the Company’s former Chairman of the Board and Chief Executive Officer. The prior Employment Agreement with Mr. Pandolfino provided that in certain circumstances Mr. Pandolfino would receive severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. Amounts owed to Mr. Pandolfino have been discounted using the Company’s incremental borrowing rate, resulting in current and long-term liabilities of $212,012 and $412,308, respectively, at December 31, 2014. Due to alleged breaches of the Employment Agreement by Mr. Pandolfino, payments were suspended by the Company on February 13, 2015. Resulting litigation between Mr. Pandolfino and the Company was settled on November 6, 2015, and pursuant to the settlement agreement Mr. Pandolfino’s severance benefits were reinstated, including a catch-up payment through the date of the settlement. As a result of the severance benefit payments made during 2015, the discounted current and long-term balance of the severance liability amounted to $220,661 and $199,658, respectively, at December 31, 2015.

NOTE 14. - DUE FROM RELATED PARTY

The Company has conducted transactions with a formerly related party, Alternative Cigarettes, Inc. (“AC”), primarily consisting of advances and repayments. AC is entirely owned by certain shareholders of the Company, including the Company’s former CEO and former director, Mr. Pandolfino. There were no transactions between the Company and AC during the year ended December 31, 2015. The net amount due from AC amounted to $46,069 of December 31, 2014. As a condition of the settlement agreement referenced in Note 13 between the Company and Mr. Pandolfino, the receivable from AC was paid in full by AC during the fourth quarter of 2015.

NOTE 15. - WARRANT EXCHANGE PROGRAM AND WARRANTS FOR COMMON STOCK

During the fourth quarter of 2013, the Company initiated a warrant exchange program (the “Warrant Exchange Program”) with existing warrant holders. As a result of the Warrant Exchange Program, the Company had 10,653,469 outstanding warrants remaining at December 31, 2013, a reduction from 19,616,308, as of September 30, 2013. The Company estimated the total cost of inducement to be $3,736,313 and this expense was recorded as an Other expense on the Company’s Consolidated Statements of Operations. Of the remaining outstanding warrants at December 31, 2013, 3,921,381 warrants contained anti-dilution features that provide for adjustments to the exercise price and number of warrants outstanding if the Company issues shares of common stock of 22nd Century Group at a price that is less than the respective warrant exercise prices. These provisions require that such warrants be classified as derivatives for accounting purposes, which means they are reported as a liability and adjusted to fair value at each balance sheet date.

In March 2014, the Company entered into warrant amendments with existing warrant holders (the “Warrant Amendments”) with the goal of further reducing the Company’s warrant liability. To that end, the Company offered financial inducements to certain non-management warrant holders to (i) exercise their warrants on a cash basis, (ii) exercise their warrants on a cashless basis, or (iii) agree to have the anti-dilution feature removed from their warrants in exchange for a reduction in the exercise price contained in their respective warrants. The warrant holders also had the option to maintain the terms and conditions of their original warrant. Management elected to have the anti-dilution feature removed from their warrants without inducement. As a result of the Warrant Amendments, subsequent warrant exercises, and additional warrants issued during 2015 and 2014, there were a total of 130,178 and 129,809 warrants containing anti-dilution features that remained outstanding at December 31, 2015 and December 31, 2014, respectively. The Company calculated the cost of inducement as the difference between the fair value of the warrants immediately after the Warrant Amendments closed, less the fair value of the warrants immediately prior to the closing of the Warrant Amendments.

The Company estimated the total cost of inducement to be $144,548 for the year ended December 31, 2014. This expense was recorded as an Other expense on the Company’s Consolidated Statements of Operations, and as an increase to the derivative warrant liability that was subsequently reversed into capital.

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

Outstanding warrants at December 31, 2015 consist of the following:

	Number of	Exercise
Warrant Description	Warrants	Price	Expiration

January 2011 PPO $3.00 warrants	2,817,952	$2.2029	January 25, 2016
January 2011 PPO $3.00 warrants	653,869	$2.0000	January 25, 2016
January 2011 PPO $3.00 warrants	3,062,665	$1.9600	January 25, 2016
January 2011 PPO $1.50 warrants	252,965	$1.2672	January 25, 2016
January 2011 PPO $1.50 warrants (1)	37,546	$1.1900	January 25, 2016
January 2011 PPO $1.50 warrants	62,329	$1.2018	January 25, 2016
January 2011 PPO $1.50 warrants	10,831	$1.1718	January 25, 2016
December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	401,700	$0.6000	May 15, 2017
November 2012 PPO warrants	925,100	$0.6000	November 9, 2017
August 2012 convertible NP warrants (1)	92,632	$0.9520	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018
Crede Tranche 1A Warrants (2)	1,250,000	$3.3600	September 29, 2016
Crede Tranche 1B Warrants	1,000,000	$2.5951	September 29, 2016
Crede Tranche 2 Warrants (3)	1,000,000	$3.3736	September 29, 2019
Crede Tranche 3 Warrants (3)	1,000,000	$3.3736	September 29, 2019
Registered direct offering Warrants	3,000,000	$1.2500	December 2, 2020

Total warrants outstanding (4),(5),(6)	16,634,778

(1)	Includes anti-dilution features.
(2)	Include Exchange Rights (see Note 6 for detailed discussion).
(3)	Exercisable only upon attainment of certain revenue milestones that are no longer achievable due to the termination of the joint venture agreement; accordingly these warrants cannot have a dilutive effect on the Company’s common stock because such warrants cannot be exercised (see Note 6 for detailed discussion).
(4)	Includes 1,453,812 warrants (8.7%) held by officers and directors that have had the anti-dilution feature removed.
(5)	Includes 2,272,198 warrants (13.7%) held by a former officer and director that have had the anti-dilution feature removed.
(6)	On January 25, 2016, 6,831,115 warrants expired unexercised.

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

As a result of the Exchange Rights contained in the Tranche 1A Warrants, the financial instrument is considered a liability in accordance with FASB Accounting Standards Codification Topic 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount.

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2012	$4,173,140
Fair value of warrant liability upon conversion of remaining December 14, 2011 Notes - Q1 2013	1,445,091
Fair value of warrant liability upon issuance - Q1 2013	6,022,319
Fair value of warrant liability upon issuance - Q2 2013	711,675
Fair value of warrant liability upon issuance - Q3 2013	1,622,069
Fair value of warrant liability upon conversion of August 9, 2012 Notes - Q3 2013	731,662
Fair value of warrant liability upon reduction of exercise price of Series A and Series C warrants - Q3 2013	626,328
Reclassification of warrant liability to equity upon exercise of warrants - Q2 2013	(204,513)
Reclassification of warrant liability to equity upon exercise of warrants - Q3 2013	(6,542,904)
Reclassification of warrant liability to equity upon exercise of warrants - Q4 2013	(7,712,170)
Cost of inducement from Warrant Exchange Program - Q4 2013	3,274,313
Reclassification of warrant liability to equity resulting from Warrant Exchange Program - Q4 2013	(19,639,465)
Loss as a result of change in fair value	19,271,977
Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants - Q3 2014	2,810,000
Loss as a result of change in fair value	3,676,691
Fair value at December 31, 2014	$3,042,846
Gain as a result of change in fair value	(144,550)
Fair value at December 31, 2015	$2,898,296

The aggregate net (gain) loss as a result of the Company’s warrant liability for the years ended December 31, 2015, 2014 and 2013 amounted to ($144,500), $3,676,691 and $19,271,977, respectively, which is included in Other income (expense) as part of Warrant liability gain (loss) - net in the accompanying Consolidated Statements of Operations. The loss for the year ended December 31, 2013, also includes a charge to Other income (expense) in the amount of $4,330,734 as a result of (i) warrant liabilities issued in connection with the Series A-1 Preferred Stock in excess of net proceeds raised in the amount of $3,987,655 in January 2013, and (ii) warrant liabilities issued in connection with the July 2013 issuance of 1,101,034 Series C Warrants in excess of the sum of the net process received upon exercise and the reclassification of the warrant liability to capital, in the amount of $343,079. Warrant liabilities issued during the year ended December 31, 2013, in connection with the December 14, 2011 convertible notes and the August 9, 2012 convertible notes converted to common stock in excess of the conversion amount by $17,386 and $509,062, respectively, were recorded as additional interest expense.

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

The following table summarizes the Company’s warrant activity since December 31, 2012:

Number of Warrants

Warrants outstanding at December 31, 2012	12,972,664
Warrants issued	11,570,274
Warrants issued as part of Warrant Exchange Program	138,666
Additional warrants due to anti-dilution provisions	1,665,400
Warrants exercised during 2013	(9,831,414)
Warrants exercised as part of Warrant Exchange Program	(5,862,121)
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement (see Note 6)	4,250,000
Warrants exercised during 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at December 31, 2014	13,674,409
Warrants issued in conjunction with registered direct offering	3,000,000
Warrants exercised during 2015	(40,000)
Additional warrants due to anti-dilution provisions	369
Warrants outstanding at December 31, 2015	16,634,778
Composition of outstanding warrants:
Warrants containing anti-dilution feature	130,178 (1)
Warrants without anti-dilution feature	16,504,600 (2)
16,634,778

(1)	37,546 of such warrants expired unexercised on January 25, 2016.
(2)	Include 1,250,000 warrants containing Exchange Rights (see Note 6 for detailed discussion), and 6,793,569 of such warrants expired unexercised on January 25, 2016.

NOTE 16. - RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k).  The plan covers all employees who meet the minimum eligibility requirements.  Under the 401(k) plan eligible employees are allowed to make voluntary deferred salary contribution to the plan, subject to statutory limits.  The Company has elected to make Safe Harbor Non-elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation.  Total employer contributions to the plan for the years ended December 31, 2015, 2014 and 2013 amounted to $56,208, $27,485 and $34,873, respectively. The contribution for the year ended December 31, 2013 includes a contribution made for 2012 in the first quarter of 2013.

NOTE 17. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for 2015 is $75,000 and in 2016 the minimum annual royalty increases to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the years ended December 31, 2015, 2014, and 2013 the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $178,992, $123,968 and $101,902, respectively.

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. Additionally, the License calls for the Company to pay NCSU non-refundable, non-creditable minimum annual royalties begining on December 31, 2018 in the amount of $10,000. The minimum annual royalty payment increases to $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. Under the terms of the Agreement, the Company paid NCSU $162,408 over the two-year term of the Agreement, which grants certain licensing rights to the Company. The Company has agreed to extend the Agreement for an additional year at an approximate cost of $85,000.

During 2014, the Company had two other exclusive license agreements which required aggregate annual license fees of approximately $75,000, which are credited against running royalties on sales of licensed products. Each license agreement continues through the life of the last-to-expire patents. On December 22, 2014, the Company entered into a Purchase Agreement (see Note 12 for details) with one of these licensors to acquire certain patent rights the Company had previously licensed from such licensor. The Company has no future commitments under either license agreement.

All payments made under the above referenced license agreement and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations. The amounts expensed during the years ended December 31, 2015, 2014 and 2013 were $156,204, $149,437 and $75,000 respectively.

On August 22, 2014, the Company entered into a Commercial License Agreement with Precision PlantSciences, Inc. (the “Precision License”). The Precision License grants the Company a non-exclusive, but fully paid up right and license to use technology and materials owned by Precision PlantSciences, Inc. for a license fee of $1,250,000. An initial cash payment of $725,000 was made upon execution of the Precision License with an unconditional obligation to pay the remaining $525,000 in $25,000 increments as materials are provided to the Company. The remaining $525,000 was paid during December 2014. The Precision License continues through the life of the last-to-expire patent, which is expected to be in 2028.

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. There were no costs reimbursed under the License Agreement through December 31, 2015. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization during the years ended December 31, 2015, 2014 and 2013 amounted to $98,022, $32,524 and $0, respectively, and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia will conduct research on behalf of the Company relating to the cannabis plant. The Agreement has an initial term of twelve (12) months from the date of the Agreement and can be extended at the sole option of the Company for two (2) additional periods of twelve (12) months each. The Company will pay Anandia $379,800 over the initial term of the Agreement, of which $116,400 was paid in October 2015, and additional amounts of $95,000, $84,200 and $84,200 will be due on January 1, 2016, April 1, 2016 and July 1, 2016, respectively. Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third-party, then the Company and Anandia will share equally in such sublicensing consideration.

Lease Agreements - The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis. The lease commenced on January 14, 2014, and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at the option of the Company. The Company is currently in the one-year lease extension term that will expire on October 31, 2016. The lease expense for the years ended December 31, 2015, 2014 and 2013 amounted to $126,588, $97,593 and $0, respectively. The future minimum lease payments if the Company exercises each of the additional extensions are approximately as follows:

Year ended December 31, 2016 -	$146,000
Year ended December 31, 2017 -	$156,000
Year ended December 31, 2018 -	$169,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

The Company has a lease for its office space in Clarence, New York that expires on August 31, 2016, with the Company having the option to extend this lease for an additional one-year renewal period expiring on August 31, 2017. Future minimum lease payments for the years ended December 31, 2016 and 2017 are approximately $45,000 and $31,000, respectively, if the Company exercises the optional renewal period.

On November 1, 2015, the Company entered into a one-year lease for 25,000 square feet of warehouse space in North Carolina to store the Company’s proprietary tobacco leaf. The lease calls for a monthly lease payment of $3,750 and contains a three- year renewal option after the initial one-year term. Future minimum lease payments for the years ended December 31, 2016, 2017, 2018 and 2019 are $45,000, $45,000, $45,000 and $37,500, respectively, if the Company exercises the optional renewal period.

Legal Proceedings – From time to time the Company may be involved in claims arising in the ordinary course of business. To our knowledge, no material legal proceeding, governmental actions, investigations or claims are currently pending against the Company or involve the Company that, in the opinion of the Company’s management, could reasonably be expected to have a material adverse effect on our business and financial condition.

NOTE 18. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013:

	December 31,	December 31,	December 31,
	2015	2014	2013

Net loss attributed to common shareholders	$(11,031,931)	$(15,595,358)	$(26,153,158)

Denominator for basic earnings per share-weighted average shares outstanding	68,143,284	59,993,413	43,635,182

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	68,143,284	59,993,413	43,635,182

Loss per common share - basic and diluted	$(0.16)	$(0.26)	$(0.60)

Securities outstanding that were excluded from the computation of earnings per share for the years ended December 31, 2015, 2014 and 2013 because they would have been anti-dilutive are as follows:

	December 31,	December 31,	December 31,
	2015	2014	2013
Warrants	16,634,778	13,674,409	10,653,469
Restricted stock	-	250,000	500,000
Options	3,161,642	890,000	660,000
	19,796,420	14,814,409	11,813,469

NOTE 19. - EQUITY BASED COMPENSATION

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

During the year ended December 31, 2015, the Company issued stock option awards from the OIP for 1,821,642. The Company also issued restricted stock awards from the OIP for 20,000 shares for the year ended December 31, 2015. The stock option and restricted stock awards were awarded to eligible individuals under the OIP and have vesting periods ranging from six months to one year from the award date. All stock option awards were valued using the Black-Scholes option-pricing model on the date of the award, and all restricted stock awards were valued at the closing price of the Company’s common stock on the NYSE MKT on the date of the award.

For the years ended December 31, 2015, 2014 and 2013, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $1,326,393, $2,293,082 and $998,214, respectively. During the year ended December 31, 2015, the Company also issued restricted stock and stock options to third-party service providers in the amount of 279,196 and 400,000. The Company recorded equity based compensation related to the third-party providers for the years ended December 31, 2015, 2014 and 2013 in the amount of $280,362, $140,170 and $1,363,748, respectively.

As of December 31, 2015, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $627,000 which is expected to be recognized approximately as follows: $370,000 and $39,000 during 2016 and 2017, respectively. $218,000 of the unrecognized compensation expense relates to 400,000 stock options, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Risk-free interest rate	1.53%	1.80%	1.89%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	90%	90%	90%
Expected life of options	8.51 years	10 years	10 years

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

A summary of all stock option activity since December 31, 2012 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2012	465,000	$0.69
Granted in 2013	215,000	$0.80
Exercised in 2013	(20,000)	$0.26
Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at December 31, 2014	890,000	$1.38
Reinstated in 2015	50,000	$0.69
Granted in 2015	2,221,642	$1.00
Outstanding at December 31, 2015	3,161,642	$1.10	8.0 years	$1,317,030

Exercisable at December 31, 2015	790,000	$1.10	6.9 years	$420,900

There were 2,221,642, 300,000 and 215,000 stock options granted during the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average grant date fair value of options issued during the years ended December 31, 2015, 2014 and 2013 was $0.58, $2.07 and $0.68, respectively. The total fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 amounted to $206,500, 103,250 and $242,160, respectively. During the years ended December 31, 2014 and 2013, 70,000 and 20,000 options were exercised for cash proceeds of $48,300 and $5,200, respectively. No options were exercised during the year ended December 31, 2015.

NOTE 20. - INCOME TAXES

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013.

	2015	2014	2013

Current:
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-

Deferred:
Federal	(3,372,964)	(3,494,787)	829,306
State	(155,352)	160,319	186,414
Total deferred	(3,528,316)	(3,334,468)	1,015,720
Change in valuation allowance	3,528,316	3,334,468	(1,015,720)
	$-	$-	$-

The provision (benefit) for income tax varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2015	2014	2013

Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Other items	0.0	0.6	1.9
Derivative liability	(0.5)	8.4	35.5
Stock based compensation	3.1	2.5	-
State tax provision, net of federal benefit	(0.9)	1.1	0.5
Valuation allowance	32.3	21.4	(3.9)

Effective tax rate (benefit) provision	0.0%	0.0%	0.0%

Individual components of deferred taxes consist of the following as of December 31,:

	2015	2014	2013

Deferred tax assets:
Net operating loss carry-forward	$7,745,734	$4,775,536	$2,616,624
Derivative liability	-	-	21,725
Accounts receivable reserve	3,499	-	-
Inventory reserve	38,707	17,713	19,584
Stock-based compensation	1,599,916	809,319	131,450
Start-up expenditures	514,680	388,130	-
Loss on equity investment	68,877	35,398	-
Severance liability	147,070	218,450	-
Other	9,272	6,561	1,292
	10,127,755	6,251,107	2,790,675
Deferred tax liabilities:
Inventory	-	-	(52,445)
Fixed assets	(227,186)	(80,251)	(2,956)
Patents and trademarks	(767,044)	(624,010)	(523,157)
Other intangible assets	(80,349)	(21,986)	-
	(1,074,579)	(726,247)	(578,558)
Valuation allowance	(9,053,176)	(5,524,860)	(2,212,117)

Net deferred taxes	$-	$-	$-

The Company has incurred a net operating loss (“NOL”) of approximately $22,300,000 through December 31, 2015 and this amount is being carried forward to future years and begins to expire in 2031. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future before they expire, the company has recorded a valuation allowance to reduce the net deferred tax asset to zero. This NOL is included in the net deferred tax asset that has been fully offset by the valuation allowance. Utilization of the NOL carryforwards may be subject to an annual limitation (or the NOL’s may expire unutilized) in the case of equity ownership changes, as defined by tax law.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return.   The Company has no uncertain tax positions as of December 31, 2015.

NOTE 21. - LITIGATION

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

NOTE 22. - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Below is selected quarterly financial data for the years ended December 31, 2015 and 2014:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Revenue, net	$616,138	$2,306,953	$2,667,506	$2,931,401

Gross (loss) profit	$(16,442)	$(293,493)	$(281,422)	$10,795

Loss from operations	$(4,119,463)	$(2,346,736)	$(2,747,501)	$(2,830,183)

Net loss	$(4,116,739)	$(1,288,703)	$(2,761,691)	$(2,864,798)

Loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.04)	$(0.04)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014

Revenue, net	$447,535	$16,114	$64,431	$911

Gross (loss) profit	$269,839	$2,938	$(241,416)	$(806)

Loss from operations	$(1,187,182)	$(2,038,163)	$(2,824,822)	$(5,717,197)

Net loss	$(5,315,128)	$(1,965,815)	$(2,724,309)	$(5,590,106)

Loss per common share - basic and diluted	$(0.09)	$(0.03)	$(0.05)	$(0.09)

NOTE 23. - SUBSEQUENT EVENTS

On February 5, 2016, the Company closed a registered direct offering of common stock and warrants consisting of 5,000,000 shares of the Company’s common stock and 2,500,000 sixty-six (66) month warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1.21 per share. The warrants are not exercisable for a period of six months immediately following the issuance and had a fair value of approximately $1,940,000 at issuance. The common stock and warrants were sold for $1.10 per unit, resulting in net proceeds to the Company in the amount of approximately $5,140,000, after deducting expenses associated with the transaction.

On January 25, 2016, 6,831,115 of the Company’s stock warrants expired unexercised.

On February 10, 2016, the Company’s Board of Directors approved the Company’s Compensation Committee recommendation to award officers, employees and directors of the Company stock awards in the form of stock options from the Company’s OIP in an aggregate amount not to exceed approximately $1,400,000. The stock options will be granted on February 26, 2016, with an exercise price base on the average closing price of the Company’s common stock for the three trading days immediately preceding the date of the grant.

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

Exhibit No. Description

2.1 Investment Agreement, dated April 11, 2014, by and between 22nd Century Group, Inc. and Anandia Laboratories Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Commission on September 18, 2014).

2.2 Purchase Agreement, dated December 22, 2014, by and between 22nd Century Limited, LLC and the National Research Council of Canada (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Commission on December 29, 2014).

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 3, 2010).

3.1.1 Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014).

3.2 Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on January 30, 2014).

3.2.1 Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on April 28, 2015).

4.1 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed with the Commission on December 14, 2011).

4.2 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on May 18, 2012).

46

4.3 Form of Common Stock Purchase Warrant (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Commission on November 13, 2012).

4.4 Form of Tranche 1A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 30, 2014).

4.5 Form of Tranche 1B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on September 30, 2014).

4.6 Form of Tranche 2 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on September 30, 2014).

4.7 Form of Tranche 3 Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on September 30, 2014).

4.8 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 29, 2015).

4.9 Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on February 4, 2016).

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

10.3† Employment Agreement dated as of March 15, 2011 by and between the Company and Michael R. Moynihan (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 registration statement filed with the Commission on June 6, 2011).

10.4†† License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.4.1 Amendment dated August 9, 2012 to License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2012).

10.5†† License Agreement dated May 1, 2009 between The National Research Council of Canada and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.22 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.6 Letter Agreement between the Company and North Carolina State University dated November 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 23, 2011).

10.7† Employment Agreement between John Brodfuehrer and the Company dated March 19, 2013 (incorporated by reference to Form 8-K filed on March 25, 2013).

10.8† Form of Restricted Stock Award Agreement (incorporated by reference to Form 10-Q filed on May 10, 2013).

10.9† Form of Stock Option Award Agreement (incorporated by reference to Form 10-Q filed on May 10, 2013).

47

10.10†† Research License and Commercial Option Agreement with British American Tobacco (Investments) Limited dated October 1, 2013 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on January 30, 2014).

10.11 † 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014).

10.12 † Form of Restricted Stock Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2014).

10.13 † Form of Stock Option Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on April 14, 2014).

10.14 † Employment Agreement dated May 12, 2014 by and between the Company and Thomas James (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 14, 2014).

10.15 Registration Rights Agreement, dated September 17, 2014, by and between 22nd Century Group, Inc. and Crede CG III, Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 18, 2014).

10.16 Securities Purchase Agreement, dated May 28, 2015, by and between 22nd Century Group, Inc., and each of the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 29, 2015).

10.17† Employment Agreement, dated October 7, 2015, between Dr. Rushton and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 9, 2015).

10.18 Securities Purchase Agreement, dated February 2, 2016, by and between 22nd Century Group, Inc., and each of the Purchasers (as defined therein) (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 4, 2016).

21.1* Subsidiaries.

23.1* Consent of Freed Maxick CPAs, P.C.

31.1* Section 302 Certification.

31.2* Section 302 Certification.

32.1* Written Statement of Principal Executive Officer and Chief Financial Officer pursuant to 18.U.S.C §1350.

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

* Filed herewith.

† Management contract or compensatory plan, contract or arrangement.

†† Certain portions of the exhibit have been omitted pursuant to a confidential treatment order. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

48

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

22nd CENTURY GROUP, INC.

Date:	February 18, 2016	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	February 18, 2016	By:	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	February 18, 2016	By:	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Executive Officer and Director

Date:	February 18, 2016	By:	/s/ Joseph Alexander Dunn, Ph.D.
Joseph Alexander Dunn, Ph.D.
Director

Date:	February 18, 2016	By:	/s/ James W. Cornell
James W. Cornell
Director

Date:	February 18, 2016	By:	/s/ Richard M. Sanders
Richard M. Sanders
Director

Date:	February 18, 2016	By:	/s/ Nora B. Sullivan
Nora B. Sullivan
Director

49