Form 10-K
period 2016-12-31
22nd Century Group, Inc.
filed 2017-03-08
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock (excluding the 6,547,234 shares held by affiliates), based upon the $0.81 price at which such common stock was last sold on June 30, 2016, was approximately $56.3 million.

As of March 8, 2017, there were 90,698,113 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016.

22nd Century Group, Inc.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;

•	Our ability to raise additional capital on favorable terms or at all;

•	Our ability to obtain significant revenue for our tobacco products;

•	Our ability to manage our growth effectively;

•	Our ability to retain key personnel;

•	Our ability to enter into additional licensing transactions;

•	The potential for our clinical trials to produce negative or inconclusive results;

•	Our ability to obtain U.S. Food and Drug Administration (“FDA”) clearance for our potentially modified risk tobacco products and FDA approval for our X-22 smoking cessation aid;

•	Our ability to obtain FDA clearance to market BRAND A and BRAND B cigarettes as Modified Risk Products;

•	Our ability to gain market acceptance for our products;

•	Any potential negative impact from doing business in the legal hemp and medical marijuana space;

•	The strict enforcement of federal laws regarding state-legal cannabis;

•	Our ability to comply with government regulations;

•	Our ability to compete with competitors that may have greater resources than we have;

•	The potential for our competitors to develop products that are less expensive, safer or more effective than ours;

•	The potential exposure to product liability claims, product recalls and other claims; and

•	Our ability to adequately protect our intellectual property and to avoid infringement on rights of third parties.

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

We are in the process of transitioning from researching and developing our proprietary technology and tobaccos to commercializing our technology and products. We initiated the commercialization of our technology and products in the year 2015. According to Euromonitor International, annual worldwide tobacco product sales, including cigarettes and smokeless products, are approximately $800 billion, most of which are cigarette sales. If we, or our licensee(s), capture a small fraction of this market, we believe our value will increase tremendously.

We are primarily involved in the following activities:

•	The research and development of potentially less harmful or modified risk tobacco products and novel tobacco plant varieties;

•	The pursuit of necessary regulatory approvals and clearances from the FDA to market BRAND A cigarettes in the U.S. as an over-the-counter product labeled to advertise the reduced exposure to nicotine, as BRAND A cigarettes contain 95% less nicotine than conventional tobacco cigarettes;

•	The development of X-22, a prescription-based smoking cessation aid consisting of very low nicotine (“VLN”) cigarettes, and the pursuit of regulatory approvals and clearances from the FDA and regulatory agencies in other countries to market X-22 as a prescription smoking cessation aid;

•	The pursuit of necessary regulatory approvals and clearances from the FDA to market BRAND B cigarettes as modified risk cigarettes with an extremely low tar-to-nicotine ratio;

•	The manufacture, marketing, sales and distribution of RED SUN and MAGIC proprietary cigarettes;

•	The production of SPECTRUM research cigarettes for the National Institute on Drug Abuse (“NIDA”), a part of the National Institutes of Health (“NIH”);

•	The international licensing of our technology, proprietary tobaccos, and trademarks;

•	The sale of our branded proprietary tobaccos;

•	The contract manufacturing of third-party branded tobacco products; and

•	The research and development of unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, and (ii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical cannabis markets.

Our prospects depend on our ability to generate and sustain revenues from (i) licensing and/or sale of our proprietary tobacco, technology and products; (ii) regulatory approval of our X-22 smoking cessation aid; (iii) further development of our potential modified risk tobacco products; (iv) domestic and international sales of our brands, including RED SUN and MAGIC; and (v) the manufacture of the filtered cigar and cigarette brands of third-parties at our manufacturing facility in North Carolina. Our ability to generate meaningful revenue from our potential modified risk tobacco products in the United States depends on obtaining FDA authorization to market these products as modified risk or reduced exposure; and our ability to generate meaningful revenue in the United States from X-22 depends on FDA approval. If these products are authorized and approved by the FDA, we must still meet the challenges of successful marketing, distribution and consumer acceptance.

We believe our products address unmet needs of smokers; for those smokers who desire to quit, an innovative smoking cessation aid, and for those smokers who are unable or unwilling to quit smoking, cigarettes that may reduce the level of exposure to nicotine and certain tobacco toxins.

We believe our proprietary technology, tobaccos and products will generate multiple significant revenue streams from the licensing of our technology and tobacco and from the sales of our products.

Intellectual Property

Our intellectual property enables us to decrease or increase the level of nicotine and other nicotinic alkaloids in tobacco plants by decreasing or increasing the expression of the gene(s) responsible for nicotine production in the tobacco plant using genetic engineering. The basic techniques include, but are not limited to, those that are used in the production of genetically modified (“GM”) varieties of other crops, which are also known as “biotech crops.”

We own or exclusively control more than 200 issued patents plus more than 50 pending patent applications. A “patent family” is a set of patents granted in various countries to protect a single invention. Our patent coverage in the United States and China, two of the most valuable smoking cessation and cigarette markets in the world, consists of 29 issued patents and 21 pending applications and 10 issued patents and 8 pending patent applications, respectively. We have exclusive rights to all uses of the following genes responsible for nicotine content in tobacco plants: NBB, QPT, A622, MPO and several transcription factor genes. We have exclusive rights to plants with altered nicotine content produced from modifying expression of these genes and tobacco products produced from these plants. With the exception of one patent family that will expire in 2018, the majority of the patent families related to nicotine biosynthesis will expire between 2021 and 2034, with certain extensions of terms in the U.S. applications resulting from patent term adjustments at the U.S. Patent and Trademark Office.

In September 2014, we entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, we were granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to 2 U.S. patents and 23 patent applications relating to four genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. As a plant biotechnology company, our entry into the legal hemp/cannabis markets is a natural evolution of our activities in a plant that has important research and commercial value and applications. We intend to engage in research and development activities to create unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of THC for the legal hemp industry, and (ii) plants with high levels of CBD and other non-THC cannabinoids for the legal medical cannabis markets.

We own various registered trademarks in the United States and around the world. We also have exclusive plant variety rights in the United States (plant variety protection certificates are issued by the U.S. Department of Agriculture (“PVP”)) and Canada. A PVP certificate prevents anyone other than the owner/licensee from planting, propagating, selling, importing and exporting a plant variety for twenty (20) years in the U.S. and generally for twenty (20) years in other member countries of the International Union for the Protection of New Varieties of Plants, known as UPOV, an international treaty concerning plant breeders’ rights. There are currently more than 70 countries that are members of UPOV.

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

Simultaneously with the signing of the BAT Research Agreement, BAT paid us a non-refundable fee of $7.0 million. Further, we may receive payments from BAT of up to an additional $7.0 million during the Research Term in the event certain milestones are met by BAT with respect to its research and development of the patent rights and licensed intellectual property rights. There are four separate milestones, two of which may result in BAT paying us $2.0 million for each milestone achieved, and two of which may result in BAT paying us $1.5 million for each milestone achieved. BAT may terminate the BAT Research Agreement at any time, subject to the requirements for certain payments to us by BAT upon termination as set forth therein. We may also terminate the BAT Research Agreement in the event of certain uncured breaches of the BAT Research Agreement as set forth therein.

BAT also granted to us a worldwide license to any and all registered research results (as such term is defined in the BAT Research Agreement) developed and owned by BAT which results or arises from any research, development or other activities of BAT under the BAT Research Agreement, with the terms of such license from BAT. (i) to be on commercially reasonable terms to be negotiated in good faith between the parties but, in any event, on terms which are no more onerous than the terms of the Commercial License, if any, and (ii) to be dependent on what, if any, research results the Company elects to license.

If BAT exercises the option for a worldwide Commercial License, BAT is required to pay us $3.0 million in aggregate annual license fees over a 2-year ramp-up period, and thereafter a royalty, subject to annual minimums and maximums contained in the Commercial License, of (i) $100 per metric ton of licensed tobacco that is supplied to, or grown and ready for shipment to, BAT and its affiliates (other than Reynolds American, Inc. and Reynolds’ affiliates) and all other third parties; and (ii) $200 per metric ton of licensed tobacco supplied to, or grown and processed by, BAT’s affiliate Reynolds American, Inc. and Reynolds’ affiliates.

Beginning three years from the start of the Commercial License, both we and BAT may license/sublicense rights to any unaffiliated third party for use of the technology outside the United States and we and BAT will equally share all profit from all such licensees/sublicensees. Inside the United States, BAT may only sublicense BAT’s commercial rights to Reynolds American, Inc. we may sublicense any party in the United States.

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”), introduced in a limited capacity two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. From the year 2011 through the year 2014, there were de minimis sales of these brands since we intentionally did not expand the marketing and distribution of these brands until after the Company became a subsequent participating manufacturer under the Master Settlement Agreement (“MSA”), which occurred on August 29, 2014, when the 46 Settling States under the MSA approved the Company’s acquisition of NASCO Products, LLC (“NASCO”), allowing us to become a subsequent participating manufacturer under the MSA. During the remainder of 2014, the Company worked to obtain approvals from regulatory agencies in all 50 States to have our RED SUN super-premium brand listed on the state directories of tobacco products approved for sale in each such state. During 2014, we also worked with Orion, a cigarette manufacturer in Poland, to contract manufacture the Company’s proprietary tobacco products for distribution in the European Union, starting with our MAGIC super-premium brand. Both of the RED SUN and MAGIC brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. Since 2015, we have focused our marketing efforts for RED SUN on national and regional distributors, tobacconists, smokeshops and other tobacco outlets in the U.S. Since 2015, we also introduced our MAGIC cigarettes to distributors and retailers in select European markets, as explained in greater detail below under “International Sales.”

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

Manufacturing

We lease a cigarette manufacturing facility and warehouse located in Mocksville, North Carolina. In 2013 we purchased certain (i) cigarette manufacturing equipment, and (ii) equipment parts, factory items, office furniture and fixtures, vehicles and computers from the bankruptcy estate of PTM Technologies, Inc. (“PTM”) for $3.22 million.

The facility was primarily in a pre-manufacturing stage during 2014 as we sought approval during that time for the Company to become a subsequent participating manufacturer under the MSA. Since August 29, 2014, the Company manufacturers its cigarette brands in the United States through its wholly-owned subsidiary, NASCO, at the Company’s factory in North Carolina. Since 2015, we have manufactured and sold our SPECTRUM government research cigarettes, our RED SUN super-premium brand, together with a third-party MSA cigarette brand, and third-party filtered cigars, at our factory.

The Company outsources the manufacturing of MAGIC super-premium brand to Orion, a cigarette manufacturer in Poland that contract manufactures MAGIC cigarettes for the Company for distribution in the European Union. Orion is a manufacturer and distributor of smoking tobaccos, cigarettes, filter tubes, and smoking accessories with distribution in more than 20 countries. Distribution of MAGIC brand cigarettes commenced in Spain in 2015. In advance of expanding sales of MAGIC brand cigarettes in additional European countries and in Asia, the Company is pursuing, on a country-by-country basis, the regulatory approvals associated with marketing to consumers the unique benefits of Very Low Nicotine cigarettes.

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

The Tobacco Control Act grants the FDA authority over the regulation of all tobacco products. While the Tobacco Control Act prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke. The Tobacco Control Act also banned all sales in the U.S. of cigarettes with characterizing flavors (other than menthol). As of June 2010, all cigarette companies were required to cease the use of the terms “low tar,” “light” and “ultra-light” in describing cigarettes sold in the U.S. Besides numerous other regulations, including certain marketing restrictions, for the first time in history, a U.S. regulatory agency now scientifically evaluates cigarettes that may pose lower health risks as compared to conventional cigarettes.

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco toxins and (ii) are reasonably likely to pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act required the FDA to issue specific regulations and guidance regarding applications submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that two types of our cigarettes in development, which we refer to as BRAND A and BRAND B, may qualify as Modified Risk Cigarettes. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro ®, Camel ®, Newport ®, Natural American Spirit ®), which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

We believe that our BRAND A and BRAND B cigarettes will benefit smokers who are unable or unwilling to quit smoking and who may be interested in cigarettes which reduce exposure to nicotine or to certain tobacco smoke toxins and/or pose a lower health risk than conventional cigarettes. This includes approximately one-half of the 42 million adult smokers in the United States who do not attempt to quit in a given year. Compared to commercial cigarettes, the tobacco in BRAND A has approximately 95% less nicotine than tobacco in cigarettes previously marketed as “light” cigarettes and BRAND B ’s smoke contains an extraordinarily low amount of “tar” per milligram of nicotine. We believe that BRAND A and BRAND B will achieve market share in the global cigarette market among smokers who are unable or unwilling to quit but are interested in reducing the harmful effects of smoking. We believe this new regulatory environment represents a paradigm shift for the tobacco industry. There is no guarantee, however, that we will (i) have sufficient capital to complete the FDA authorization process for our potential Modified Risk Cigarettes, (ii) obtain FDA authorization to market BRAND A or BRAND B as Modified Risk Cigarettes, or (iii) achieve significant share of the market even with FDA authorization to market our products as Modified Risk Cigarettes.

We have worked diligently with the FDA to obtain a reduced exposure marketing authorization for BRAND A to be marketed as having less nicotine in the U.S., as described below. We also intend to seek FDA authorization to (i) market BRAND B as a Modified Risk Cigarette with an extraordinarily low amount of “tar” per milligram of nicotine and (ii) market X-22 as a prescription smoking cessation product.

 BRAND A Cigarettes

Compared to commercial tobacco cigarettes, BRAND A has the lowest nicotine content. The tobacco in BRAND A contains approximately 95% less nicotine than conventional cigarette brands. Reducing smokers’ exposure to nicotine is the strategy behind BRAND A.

In a June 16, 2010 press release, Dr. David Kessler, the former FDA Commissioner, recommended that “the FDA should quickly move to reduce nicotine levels in cigarettes to non-addictive levels. If we reduce the level of the stimulus, we reduce the craving. It is the ultimate harm reduction strategy.” Shortly thereafter in a Washington Post newspaper article, Dr. Kessler said that the amount of nicotine in a cigarette should drop from about 10 milligrams to less than 1 milligram. BRAND A cigarettes contain approximately 0.7 milligrams of nicotine in the tobacco contained in the cigarette and a machine smoking yield of less than 0.05 mg of nicotine per cigarette.

The best-known clinical trial utilizing our proprietary VLN tobacco was reported on in the October 2015 issue of The New England Journal of Medicine (N Engl J Med 2015; 373:1340-1349), which was funded by the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), and the U.S. Food and Drug Administration (“FDA”) Center for Tobacco Products (“CTP”). The Center for the Evaluation of Nicotine in Cigarettes led the double-blind, parallel, randomized clinical trial involving 840 smokers at ten locations. The authors concluded that data from the study suggests, as compared with cigarettes of conventional nicotine content, 22nd Century’s proprietary VLN cigarettes were “associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events.”

On December 31, 2015, we submitted to the FDA a Modified Risk Tobacco Product application requesting a reduced exposure marketing authorization from the FDA to market BRAND A as a Modified Risk Cigarette with product labeling and advertising that states that BRAND A has 95% less nicotine than conventional cigarettes. In December 2016, the FDA provided us with helpful and positive feedback on our combined Modified Risk Tobacco Product Applications (MRTPAs) and Premarket Tobacco Product Applications (PMTAs) for our BRAND A Very Low Nicotine tobacco cigarettes. In response to the FDA’s requests, and in conjunction with additional clarifying guidance, we withdrew our existing application with the FDA in order to file new MRTPAs and PMTAs for BRAND A that will include additional scientific data and information from already completed clinical studies on our Very Low Nicotine tobacco cigarettes, in addition to smoking cessation research as requested by the FDA. In order to help further expedite the FDA review process, we also intend to bifurcate our application into separate PMTAs and MRTPAs for BRAND A, as PMTAs have shorter review periods.

We believe BRAND A will ultimately receive a marketing order from the FDA to allow BRAND A to be marketed and sold in the U.S. as a reduced exposure product that exposes users to 95% less nicotine than conventional cigarettes.

BRAND B Cigarettes

Using a proprietary high nicotine tobacco blend in conjunction with specialty cigarette components, BRAND B allows the smoker to achieve a satisfactory amount of nicotine per cigarette while inhaling less “tar” and carbon monoxide. At the same time, we do not expect exposure to nicotine from BRAND B to be significantly higher than some commercially available full flavor cigarette brands. We believe smokers who desire to reduce smoke exposure, but are less concerned about nicotine, will find BRAND B beneficial. Although smoking yields, as determined by laboratory smoking machines, are not always indicative of smoke and tar intake by humans, BRAND B cigarettes are being designed to have a “tar” yield between typical “light” and “ultra-light” cigarettes (as previously labeled and marketed by conventional tobacco companies), but a nicotine yield of typical full flavor cigarettes.

In a 2001 report, entitled Clearing the Smoke, Assessing the Science Base for Tobacco Harm Reduction, the Institute of Medicine (the health arm of the National Academy of Sciences) notes that a low “tar”/moderate nicotine cigarette is a viable strategy for reducing the harm caused by smoking. The report states: “Retaining nicotine at pleasurable or addictive levels while reducing the more toxic components of tobacco is another general strategy for harm reduction.” We believe that evaluation of BRAND B in short-term human exposure studies will confirm that exposure to smoke, including certain tobacco smoke toxins and carbon monoxide, is significantly reduced when smoking BRAND B as compared to smoking the leading brands of cigarettes.

Accordingly, 22nd Century has submitted an application with the FDA for the Company’s first proposed smoke evaluation exposure study for our BRAND B cigarettes. The Company has engaged a major contract research organization (“CRO”) with extensive experience in tobacco exposure studies to assist us in certain regulatory activities at the CTP related to the Company’s research to support the development of potentially less harmful or modified risk cigarettes. Our first proof of concept study for BRAND B is scheduled for the second quarter of 2017, subject to completion of FDA review.

We believe results from this and other exposure studies will warrant a modified risk claim for BRAND B.

X-22 Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as an aid to smoking cessation. The X-22 therapy protocol utilized in our sponsored Phase IIb clinical trial calls for the patient to smoke our X-22 cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe this therapy protocol has been successful in independent clinical trials because X-22 cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and because patients are simply switching to cigarettes with a low nicotine content for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects.

In fact, independent clinical studies have demonstrated that smokers who smoke very low nicotine (“VLN”) cigarettes containing our proprietary tobacco smoke fewer cigarettes per day resulting in significant reductions in smoke exposure, including “tar,” nicotine and carbon monoxide. Due to the very low nicotine levels, compensatory smoking does not occur with VLN cigarettes containing our proprietary tobacco (Hatsukami et al. 2010).

The independent, clinical studies utilizing our proprietary tobacco cigarettes have shown efficacy when used alone and/or when used in conjunction with existing nicotine replacement therapies (“NRTs”), such as the nicotine patch, gum or lozenge, or Pfizer’s Chantix/Champix product. These clinical studies are all summarized below under “Business - Products - X-22 Smoking Cessation Aid.” The results of such clinical studies using cigarettes made from our Company’s proprietary VLN tobacco have demonstrated many desirable outcomes, including reduced smoking, reduced nicotine exposure, reduce nicotine dependence, increased abstinence, reduced exposure to toxicants and few adverse events with little evidence of withdrawal-related discomfort or safety concerns. Unlike “light” cigarettes (as previously labeled and marketed by conventional tobacco companies) which reduce machine-smoking nicotine yields by diluting the smoke rather than by reducing the nicotine content of the tobacco itself, VLN cigarettes do not result in compensatory smoking.

The best-known clinical trial utilizing our proprietary VLN tobacco was reported on in the October 2015 issue of The New England Journal of Medicine (N Engl J Med 2015; 373:1340-1349), which was funded by the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), and the U.S. Food and Drug Administration (FDA) Center for Tobacco Products. The Center for the Evaluation of Nicotine in Cigarettes led the double-blind, parallel, randomized clinical trial involving 840 smokers at ten locations. The authors concluded that data from the study suggests, as compared with cigarettes of conventional nicotine content, 22nd Century’s proprietary VLN cigarettes were “associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events.” The study’s lead author, Dr. Eric Donny, explained that "The evidence is getting stronger that reducing nicotine reduces smoking and makes people less addicted to cigarettes and, in doing so, might make them more likely to quit."

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

Use of existing smoking cessation aids results in relapse rates that can be as high as 90% in the first year after a smoker initially “quits.” Smokers currently have the following limited choices of FDA-approved products to help them quit smoking:

•	varenicline (Chantix® /Champix® outside the U.S.), manufactured by Pfizer Inc.,

•	bupropion (Zyban®), manufactured by GlaxoSmithKline plc, and

•	nicotine replacement therapy which is available in the U.S. in several forms: gums, patches, nasal sprays, inhalers and lozenges.

Chantix® and Zyban® are pills and are nicotine free. Chantix®, Zyban®, the nicotine nasal spray and the nicotine inhaler are available by prescription only in the U.S. Nicotine gums, nicotine patches, and nicotine lozenges are available over-the-counter in the U.S.

Chantix® was introduced in the U.S. market in the fourth quarter 2006. Since 2007, Chantix® has been the best-selling smoking cessation aid in the United States, with sales, according to Pfizer Inc., of approximately $701 million in 2007, $489 million in 2008, $386 million in 2009, $330 million in 2010, $326 million in 2011, $313 million in 2012, $343 million in 2013 $377 million in 2014, and $426 million in 2015. In July 2009, the FDA required a “Boxed Warning,” the most serious type of warning in prescription drug labeling, for both Chantix ® and Zyban ® based on the potential side effects of these drugs. Despite this Boxed Warning (which was subsequently eliminated on December 16, 2016), worldwide sales of Chantix ® in 2009 to 2015 were approximately $700 million, $755 million, $720 million, $670 million, $648 million, $647 million, and $671 million, respectively.

Other than Chantix® and Zyban®, the only FDA-approved smoking cessation therapy in the United States is nicotine replacement therapy (“NRT”). These products consist of gums, patches, nasal sprays, inhalers and lozenges. Nicotine gums and nicotine patches have been sold in the U.S. for approximately 32 years and 24 years, respectively, and millions of smokers have already tried NRT products and failed to stop smoking due to the limited effectiveness of these products.

Research and Development

Since our inception, the majority of our research and development (“R&D”) efforts have been outsourced to highly qualified groups in their respective fields. Since 1998, we have had multiple R&D agreements with North Carolina State University (“NCSU”) resulting in exclusive worldwide licenses to various patented technologies. We have utilized the same model employed by many public-sector research organizations, which entails obtaining an exclusive option or license agreement to any invention arising out of funded research. In all cases, we fund and control all patent filings as the exclusive licensee. This model of contracting with public-sector researchers has enabled the Company to control R&D costs while achieving our desired results, including obtaining exclusive intellectual property rights relating to our outsourced R&D.

Other R&D partners with the same arrangement have included the National Research Council of Canada, Plant Biotechnology Institute in Saskatoon, Canada (“NRC”), and the Nara Institute of Science and Technology in Nara, Japan (“NAIST”). The majority of this R&D has involved the biosynthesis of nicotine in plants. Our R&D agreements with NCSU, NRC and NAIST expired in 2009. In 2010, NAIST assigned to us all of its worldwide patents and patent applications that were previously licensed to us on an exclusive basis. These patents and patent applications were a result of our R&D at NAIST. On December 23, 2014, we purchased from NRC all the patents and patent applications that were previously licensed to us on an exclusive basis by NRC.

In November 2011, we entered into an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants with a total budget of $500,000 for the period from November 2011 through December 31, 2013. The term of the R&D agreement with UVA was subsequently extended to May 31, 2016, with a total budget of $972,727. In 2016, the R&D agreement with UVA was extended again through October 31, 2016. We incurred $224,560, $224,428 and $224,862 of expenses for the R&D agreement at UVA for the years ended December 31, 2016, 2015, and 2014, respectively. In December 2016, we entered into a new sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which we will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and to optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s unique hemp plants. UVA and 22nd Century will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The new agreeements with UVA and UVA LVG grant 22nd Century exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG.

We committed to an R&D agreement with NCSU relating to nicotine biosynthesis in tobacco plants and incurred $162,408 in R&D expenses for the period from February 2014 through January 2016. We extended the agreement through January 31, 2017 at an additional cost of $85,681. During the year ended December 31, 2016, we expensed $78,541 relating to this extended R&D agreement. We plan to extend and amend our R&D agreement with NCSU in 2017 to continue our research and development activities with NCSU relating to very low nicotine tobacco plants. In this regard, NCSU has granted us a no-cost extension of our existing sponsored research agreement so that we can finalize an amendment and extension of our R&D agreement with NCSU for our continuing R&D activities together.

In August 2016, we opened our own laboratory on the Buffalo Niagara Medical Campus in Buffalo, NY. We intend to conduct more of our proprietary research and development activities in our laboratory when appropriate to do so.

We are currently working with Anandia Laboratories in Canada to extend and expand our research and development activities with Anandia relating to industrial hemp and medical marijuana plants with low-to-no amounts of THC.

Upon identifying a suitable joint venture partner or licensee to fund further X-22 clinical trials, we plan to carry out additional X-22 clinical trials.

During the years ended December 31, 2016, 2015 and 2014, we incurred total R&D expenses of $2,340,958, $1,571,365, and $1,216,483, respectively.

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

Products

RED SUN and MAGIC Cigarettes

Goodrich Tobacco introduced two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market. Both brands are available in regular and menthol and all brand styles are king size and packaged in hinge-lid hard packs. Since 2015, we have focused our marketing and sales efforts for RED SUN on independent retailers, tobacconists, smokeshops and other tobacco outlets in the U.S. The ban in 2009 by the FDA of all cigarettes with characterizing flavors (with the exception of menthol) has resulted in a product void in these tobacco channels for highly differentiated, super-premium priced products. We believe that certain U.S. cigarette wholesalers and retailers will carry our brands, among other reasons, to increase their margins. RED SUN is produced by our NASCO subsidiary at our factory in North Carolina, which is now a subsequent participating manufacturer under the MSA, and MAGIC is produced for us by Orion, our contract manufacturer in Poland, for distribution in the European Union.

SPECTRUM Government Research Cigarettes

NIDA, a part of NIH, provides the scientific community with controlled and uncontrolled research chemicals and drug compounds in its Drug Supply Program. In 2010, NIDA included an option to develop and produce research cigarettes with various levels of nicotine (from very low to high), or Research Cigarette Option, in its request for proposals for a five-year contract for Preparation and Distribution of Research and Drug Products. We agreed, as a subcontractor to RTI International (“RTI”) in RTI’s contract with NIDA for the Research Cigarette Option, to supply cigarettes with different nicotine contents (from very low to high) to NIDA. In August 2010, we met with officials from NIDA, FDA, RTI, the National Cancer Institute and the Centers for Disease Control and Prevention to finalize certain aspects of the design of these research cigarettes. These government research cigarettes produced by us under the mark SPECTRUM were distributed by RTI for NIDA to researchers. The SPECTRUM research cigarette contract was renewed in 2015 for an additional 5 years. Goodrich Tobacco has thus far delivered approximately 22 million SPECTRUM research cigarettes. On July 7, 2014, Goodrich Tobacco entered into a Teaming Agreement with RTI to work together to respond to a new request from NIDA for the potential purchase by NIDA from RTI of additional SPECTRUM research cigarettes to be produced and sold by Goodrich Tobacco to RTI. In 2015, NIDA ordered approximately 5 million SPECTRUM research cigarettes and in 2016 NIDA ordered approximately 2.8 million SPECTRUM research cigarettes, all as made and sold by Goodrich Tobacco.

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

Compared to commercial tobacco cigarettes, BRAND A has the lowest nicotine content. The tobacco in BRAND A contains approximately 95% less nicotine than conventional cigarette brands. As mentioned above, we are working to receive a marketing order from the FDA to allow BRAND A  to be marketed as a reduced exposure product.

Utilizing the results of previously conducted independent clinical trials (see below under “X-22 Smoking Cessation Aid”), on December 31, 2015, we submitted to the Center for Tobacco Products (“CTP”) of the FDA a combined Modified Risk Tobacco Product Application (“MRTPA”) and a Premarket Tobacco Product Application (“PMTA”) for BRAND A as a Modified Risk Cigarette. In December 2016, we received feedback and guidance from the FDA on our MRTPA and PMTA for BRAND A, which resulted in us withdrawing that filing in order to (i) include additional information requested by the FDA and (ii) bifurcate our application into a separate MRTPA to be filed with the FDA for BRAND A and a separate PMTA to be filed with the FDA for BRAND A in order to benefit from the FDA’s shorter review timing for PMTAs as compared to MRTPAs.

Using a proprietary high nicotine tobacco blend in conjunction with specialty cigarette components, BRAND B allows the smoker to achieve a satisfactory amount of nicotine per cigarette while inhaling less “tar” and carbon monoxide. At the same time, we do not expect exposure to nicotine from BRAND B to be significantly higher than some commercially available full flavor cigarette brands. We submitted an application with the FDA for the Company’s first proposed smoke evaluation exposure study for our BRAND B cigarettes. This first proof of concept study for BRAND B is scheduled for the second quarter of 2017, subject to completion of FDA review.

We believe results from this and other exposure studies will warrant a modified risk claim for BRAND B and we believe smokers who desire to reduce smoke exposure, but are less concerned about nicotine, will find BRAND B beneficial. Although smoking yields, as determined by laboratory smoking machines, are not always indicative of smoke and tar intake by humans, BRAND B cigarettes are being designed to have a “tar” yield between typical “light” and “ultra-light” cigarettes (as previously labeled and marketed by conventional tobacco companies), but a nicotine yield of typical full flavor cigarettes.

X-22 Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as an aid to smoking cessation. The X-22 therapy protocol utilized in our sponsored Phase IIb clinical trial calls for the patient to switch to our X-22 cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking following the treatment period. We believe this therapy protocol has been successful in independent clinical trials because cigarettes made from our proprietary tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and because patients are simply switching to X-22 cigarettes for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects. Our Investigational New Drug Application (“IND”) for X-22 was cleared by the FDA in July 2011 and has been updated annually. Our X-22 Phase IIb clinical trial was completed in the first quarter of 2012 but did not demonstrate a statistically significant difference in quitting between X-22 and the active control, a cigarette containing conventional nicotine levels. However, the median number of X-22 cigarettes smoked during the trial was significantly reduced compared to patients’ baseline of usual brand of cigarettes. In evaluating the results of this trial, we believe we may have reduced the nicotine content of X-22 by too great a percentage, to a level less than half the nicotine content of our VLN cigarettes used in various independent smoking-cessation clinical trials that have demonstrated that use of VLN cigarettes increases quit rates. In preparation for Phase III clinical trials, the Company has requested and has been granted a meeting with the FDA to discuss X-22. At the meeting, which is scheduled to take place in June 2017, 22nd Century will discuss a product development program for X-22 that is expected to outline a path for the Company’s one-of-a-kind combustible smoking cessation aid to become a prescription-based treatment option for smokers in the United States.

Due to the limited effectiveness and/or serious side effects of existing FDA-approved smoking cessation products (all of which have been on the market for approximately between 10 and 32 years), we believe that if additional clinical trials demonstrate increased smoking cessation rates, then X-22 can capture a share of this market by replacing sales and market share from existing smoking cessation aids and by expanding the smoking cessation market by encouraging more smokers to attempt to quit smoking. In contrast to the results of our Phase IIb trial results, the independent studies listed below have demonstrated that cigarettes with very low nicotine content increase quit rates, whether used alone, in conjunction with Chantix ® (varenicline) or in conjunction with nicotine replacement therapy (“NRT”) such as nicotine patches, gums or lozenges. The independent clinical studies listed below are indeed remarkable for their results and/or the conclusions reached by the researchers, but were not conducted or monitored by us and are included herein for informational purposes only. We assume no obligation to review any of these independent studies for errors, omissions or other factors.

•	Donny, EC et al. Randomized trial of reduced-nicotine standards for cigarettes. 2015. New Eng. J. Med, 2015; 373;14:1340-1349.

•	Phase II/III clinical trial

•	McRobbie, H et al. Evaluating whether the use of a VLN cigarette in combination with Chantix® (or NRT) increases quitting over use of Chantix (or NRT) alone. 2015. Nicotine & Tobacco Research, June 2015; doi:10.1093/ntr/ntv122

•	Phase II clinical trial

•	Reduced nicotine content cigarettes and nicotine patch. Hatsukami DK, Hertsgaard LA, Vogel RI, Jensen JA, Murphy SE, Hecht SS, Carmella SG, al'Absi M, Joseph AM, Allen SS. 2013. Reduced nicotine content cigarettes and nicotine patch. Cancer Epidemiol Biomarkers Prev . 22(6):1015-24.

•	Phase II clinical trial

•	Hatsukami DK, Kotlyar M, Hertsgaard LA, Zhang Y, Carmella SG, Jensen J, Allen SS, Shields PG, MurphySE, Stepanov I, Hecht SS. 2010. Reduced nicotine content cigarettes: effects on toxicant exposure, dependence and cessation. Addiction 105:343-355.

•	Phase II clinical trial

•	Walker N, Howe C, Bullen C, Grigg M, Glover M, McRobbie H, Laugesen M, Parag V, Whittaker R. 2012. The combined effect of very low nicotine content cigarettes, used as an adjunct to usual Quitline care (nicotine replacement therapy and behavioural support), on smoking cessation: a randomized controlled trial. Addiction. 2012 Oct; 107(10):1857-67.

•	Phase III/IV clinical trial

•	Becker KM, Rose JE, Albino AP. 2008. A randomized trial of nicotine replacement therapy in combination with reduced-nicotine cigarettes for smoking cessation. Nicotine Tob Res 10(7):1139-48.

•	Phase II clinical trial

•	Rezaishiraz H, Hyland A, Mahoney MC, O’Connor RJ, Cummings KM. 2007. Treating smokers before the quit date: can nicotine patches and denicotinized cigarettes reduce cravings? Nicotine Tob Res. Nov; 9(11):1139-46.

•	Phase II clinical trial

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

We believe that our X-22 cigarettes can be a highly effective aid to smoking cessation. We are currently in the process of identifying potential joint venture partners or licensees to fund the remaining X-22 clinical trials. In preparation for Phase III clinical trials, the Company has requested and has been granted a June 2017 meeting with the Center for Drug Evaluation and Research (“CDER”) of the FDA to discuss a development program for X-22.

Government Regulation

Smoking Cessation Aids

Government authorities in the U.S. and foreign countries extensively regulate the research, development, testing, manufacture, labeling, promotion, advertising, distribution, sampling, marketing and import and export of pharmaceutical products. FDA approval must be obtained, as has been the case for decades, before a product can be marketed for quitting smoking or reducing withdrawal symptoms. In addition, as with all FDA-approved prescription drugs, the FDA must approve the brand name of our X-22 smoking cessation aid. The FDA approval process for smoking cessation aids is similar to that required by the FDA for new drug approvals, although the cost to complete clinical trials for a smoking cessation aid such as X-22 are generally far less than clinical trials for drugs. The primary endpoint of the clinical trial for smoking cessation aids is smoking abstinence, which is generally confirmed by inexpensive, noninvasive biomarker tests. Since potential quitters are already smokers, X-22 will not expose participants in the clinical trials to any new compounds, unlike a new chemical product, such as Chantix ®.

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

Modified Risk Cigarettes

The Tobacco Control Act, which became law in June 2009, prohibits the FDA from banning cigarettes outright or mandating that nicotine levels be reduced to zero. However, among other things, it allows the FDA to require the reduction of nicotine or any other compound in cigarettes. In 2009, the Tobacco Control Act banned all sales in the United States of cigarettes with flavored tobacco (other than menthol). As of June 2010, all cigarette companies were required to cease using the terms “low tar,” “light” and “ultra-light” in describing cigarettes sold in the United States. We believe this new regulatory environment represents a paradigm shift for the tobacco industry and will create opportunities for us in marketing BRAND A and BRAND B and in licensing our proprietary technology and/or tobaccos to larger competitors.

For the first time in history, a U.S. regulatory agency now scientifically evaluates cigarettes that may pose lower health risks as compared to conventional cigarettes. The Tobacco Control Act established procedures for the FDA to regulate the labeling and marketing of modified risk tobacco products, which includes cigarettes that (i) reduce exposure to tobacco smoke toxins and/or (ii) pose lower health risks, as compared to conventional cigarettes (“Modified Risk Cigarettes”). The Tobacco Control Act requires the FDA to issue specific regulations and guidance regarding applications that must be submitted to the FDA for the authorization to label and market Modified Risk Cigarettes. We believe that BRAND A and BRAND B will qualify as Modified Risk Cigarettes. In addition, the Tobacco Control Act allows the FDA to mandate the use of reduced risk technologies in conventional tobacco products and cigarettes (e.g., Marlboro ®, Camel ®, Newport ®, Natural American Spirit ®) which could create opportunities for us to license our proprietary technology and/or our tobaccos to larger competitors.

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

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. Cigarette sales can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic competitors include Philip Morris USA, Reynolds American Inc., ITG Brands, Liggett Group LLC and Vector Tobacco Inc. International competitors include Philip Morris International Inc., Japan Tobacco Inc., Imperial Tobacco Group plc, and regional and local tobacco companies.

Biomass Products

Biomass products are products such as ethanol made from organic material, which is derived from plants densely grown over a given area. We have funded extensive biomass field trials conducted by NCSU and work on feedstock digestibility and bioconversion at the National Renewable Energy Lab. Bioconversion is the conversion of organic matter into a source of energy, such as ethanol in our own research, through the action of microorganisms. Tobacco has a number of advantages as a starting point for development of novel bioproduct crop systems. Because tobacco is a widely cultivated crop, grown in over 100 countries throughout the world, tobacco agronomy is highly understood. For decades, tobacco has been used as a model system for plant biology, and recently the tobacco genome has been mapped. Tobacco plants rapidly sprout back after each harvest and produce large amounts of leaf and total biomass. Tobacco grown for cigarettes yields about 3,000 pounds of cured leaf per acre (~20% moisture) per year from 7,500 tobacco plants. In our field trials in North Carolina, nicotine-free tobacco grown for biomass yields about 100,000 pounds of fresh weight per acre (which equals 10,000 pounds of dry weight) per year with multiple machine harvests from about 80,000 tobacco plants. The results of our biomass studies have been summarized in a comprehensive feasibility study relating to our nicotine-free tobacco biomass crop (Verfola) to produce a variety of bioproducts. First, protein and other plant fractions are extracted, and then biofuels and other products are produced from the remaining cellulosic residue.

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

Cannabis Research

We currently sponsor cannabis research in Canada and in the United States. In Canada, we conduct sponsored research on cannabis through Botanical Genetics, which is a wholly-owned subsidiary of the Company and was incorporated to facilitate an equity investment in Anandia Laboratories, Inc. (“Anandia”), a plant biotechnology company based in Vancouver, Canada. On September 15, 2014, Botanical Genetics was granted a sublicense by Anandia to 23 patent applications relating to genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant, with such sublicense being exclusive in the United States and co-exclusive with Anandia everywhere else in the world, except Canada where Anandia has retained exclusive rights. The Anandia sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. Under licenses granted by the Canadian government to Anandia, we conduct research and development on unique plant varieties of hemp/cannabis, such as (i) plants with low to no amounts of delta-9-tetrahydrocannabinol, or THC, for the legal hemp industry, and (ii) plants with high levels of cannabidiol, or CBD, and other non-THC cannabinoids for the legal medical cannabis markets. In Canada, licenses to cultivate, possess and supply cannabis for medical research are granted by agencies of the Canadian federal government. In order to carry out research in other countries, similar licenses are required to be issued by the relevant authority in each country.

In the United States, we conduct sponsored research on hemp at the University of Virginia (“UVA”). In December 2016, we entered into a sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”). Over the next three years, we will invest approximately $1,000,000 in this scientific collaboration. The goals of the research agreement include: (i) creating unique industrial hemp plants with guaranteed levels of THC below the legal limits (thus eliminating the risk to growers of having to destroy non-conforming hemp crops) and (ii) optimizing other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions. The collaboration with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s unique hemp plants. UVA and 22nd Century will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant 22nd Century exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG.

As of December 31, 2016, there are 29 states in the United States plus the District of Columbia that have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis and consumer use of cannabis in connection with medical treatment. Additionally, the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington plus the District of Columbia have legalized cannabis for adult use. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use and interstate distribution of cannabis. In the event the U.S. Department of Justice (the “DOJ”) begins strict enforcement of the CSA in states that have laws legalizing medical marijuana and recreational marijuana in small amounts, there may be a direct and adverse impact to any future business or prospects that we have in the cannabis business. However, our work in hemp would continue since hemp R&D and commercialization activities are permitted under applicable federal and state laws, rules and regulations.

Employees

 We currently employ forty-six (46) people and we consider our employee relations to be good.

Corporate Information

We are a Nevada corporation and our corporate headquarters is located at 9530 Main Street, Clarence, New York 14031. Our telephone number is (716) 270-1523. Our internet address is www.xxiicentury.com. We do not incorporate the information on our website into this Annual Report on Form 10-K.

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

We have experienced net losses of approximately $11.6 million, $11.0 million, and $15.6 million during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, we had current assets of $16,797,435, current liabilities of $3,249,317, and cash on hand of $13,468,188. Excluding discretionary expenses related to R&D, patent and trademark costs, contract growing of our proprietary tobacco, and certain nonrecurring expenses relating to factory capital expenses, investor relations, and marketing costs, our monthly cash expenditures are approximately $750,000. Including cash on hand at December 31, 2016 of $13,468,188, and revenues from ongoing product sales, but not including potential milestone payments of up to $7,000,000 from BAT, we believe resulting cash balances will be adequate to sustain operations and meet all current obligations as they come due through at least May of 2018. While our current cash balance is adequate to sustain operations through at least May of 2018, generating net income in the future will depend on our ability to successfully operate our cigarette manufacturing facility, sell and market our proprietary tobacco products and generate additional royalty revenue from the licensing our intellectual property. There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability may decrease our long-term viability. There is also no guarantee that we will be able to raise additional capital on favorable terms, or at all. Any inability to raise additional capital could have an impact on our ability to continue to operate our business.

We have had a history of negative cash flow, and our ability to sustain positive cash flow is uncertain.

We have had a history of negative cash flow from operating activities, before cash used in investing activities and cash from financing activities, including approximately $9.9 million during the year ended December 31, 2016. As indicated above, we believe our current cash position is adequate to sustain operations and meet all current obligations as they come due through at least May of 2018. Generation of positive cash flow from operations will depend on our ability to successfully implement the net income generating activities discussed in the previous risk factor discussion. An inability to successfully implement our net income producing initiatives may decrease our long-term viability.

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

If we choose to resume and fund our own clinical trials for FDA approval of our X-22 smoking cessation aid and we cannot raise additional capital on acceptable terms, we may not be able to, among other things:

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

We face intense competition in the market for our cigarettes and our failure to compete effectively or to achieve market acceptance of these products could have a material adverse effect on our profitability and results of operations.

Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space and price. We are subject to highly competitive conditions in all aspects of our business and we may not be able to effectively market, sell and achieve market acceptance for our proprietary cigarettes. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. In addition, most of our competitors have greater resources and brand recognition than us. Domestic competitors include Philip Morris USA Inc., Reynolds American Inc., ITG Brands, Liggett Group LLC, and Vector Tobacco Inc. International competitors include Philip Morris International Inc., Japan Tobacco, Inc., Imperial Tobacco Group plc and regional and local tobacco companies.

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

From 2013 to 2016 we grew from nine (9) employees to forty-six (46) employees. Any growth in our business will place a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, employees and operations, which will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our growth effectively.

We have limited experience in operating and managing a manufacturing facility.

We have limited experience operating and managing a manufacturing facility. The manufacture of products is subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. In addition, the manufacturing of our own products will be expensive to operate without sufficient production volume. If we are unable to successfully manufacture or sell our products, we will still be liable for the costs associated with operating a manufacturing facility. Accordingly, the operation of such manufacturing facility could have a material adverse effect on our results of operations.

Our manufacturing facility is subject to FDA regulations.

Manufacturers of tobacco and pharmaceutical products must comply with FDA regulations which require, among other things, compliance with the FDA’s evolving regulations on Current Good Manufacturing Practices (“cGMP(s)”), which are enforced by the FDA through its facilities inspection program. The manufacture of products is subject to strict quality control, testing and record keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. We cannot guarantee that our current manufacturing facility will pass FDA and/or similar inspections in foreign countries to produce our tobacco products or the final version of our X-22 smoking cessation aid, or that future changes to cGMP manufacturing standards will not also negatively affect the cost or sustainability of our manufacturing facility.

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

The market may not accept our X-22 smoking cessation aid, based on any number of the above factors. Even if the FDA approves the marketing of X-22 as a smoking cessation aid, there are other FDA-approved products available and there will also be future competitive products which directly compete with X-22 . The market may prefer such existing or future competitive products for any number of reasons, including familiarity with or pricing of such products. The failure of any of our potential products to gain market acceptance could impair our ability to generate revenue, which could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

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

As of December 31, 2016, 29 states and the District of Columbia allow their citizens to use medical marijuana. Additionally, the states of Alaska, California, Colorado, Maine, Massachusetts, Nevada, Oregon, Washington plus the District of Columbia have legalized cannabis for adult use. The state laws are in conflict with the federal Controlled Substances Act, or CSA, which makes marijuana use, possession and interstate distribution illegal on a federal level.

We currently conduct sponsored research on cannabis through Anandia Laboratories in Canada and sponsored research on hemp in Virginia through the University of Virginia (“UVA”), in each case with Anandia and UVA possessing all necessary permits and licenses to engage in such activities. In order to carry out research in other countries, similar licenses are required to be issued by the relevant authority in each country.

Local, state, federal and international medical cannabis laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our proposed business regarding cannabinoid production. It is also possible that the federal government will begin strictly enforcing existing laws, which would effectively terminate our cannabis research in the United States. However, our work in hemp would continue since hemp R&D and commercialization activities are permitted under applicable federal and state laws, rules and regulations. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our proposed business.

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

There can be no assurance that our X-22 smoking cessation aid will be approved by the FDA, European Medicines Agency (“EMA”), or any other governmental body or that BRAND A and BRAND B will be approved by the FDA to be marketed as Modified Risk Cigarettes. In addition, there can be no assurance that all necessary approvals will be granted for our potential products or that review or actions will not involve delays caused by requests for additional information or testing that could adversely affect the time to market for and sale of our potential products. Our ability to complete the FDA-approval process in a timely manner is dependent, in part, on our ability to obtain “Fast Track” designation for X-22 by the FDA.

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

The scope of review, including product testing and exposure studies, to be required by the FDA under the Tobacco Control Act in order for cigarettes such as BRAND A and BRAND B to be marketed as Modified Risk Cigarettes has not yet been fully established, even though the FDA issued Modified Risk Tobacco Product Applications Draft Guidance on March 30, 2012. Our first application for BRAND A as a Modified Risk Cigarette has experienced delays and took a year to obtain substantial feed back from the FDA. We may be unsuccessful in establishing that BRAND A or BRAND B are Modified Risk Cigarettes, and we may fail to demonstrate that either BRAND A or BRAND B significantly reduces exposure to certain tobacco smoke toxins. Even upon demonstrating significant reduced exposure to nicotine and/or certain tobacco smoke toxins, the FDA may decide that allowing a modified risk claim is not in the best interest of the public health, and the FDA may not allow us to market our BRAND A and/or BRAND B cigarettes as Modified Risk Cigarettes. In addition, the time and cost involved in obtaining such approvals may be longer and more costly than anticipated.

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

In addition to seeking approval from the FDA for our X-22 smoking cessation aid in the United States, we intend to seek governmental approvals required to market X-22 and our other products in other countries. Marketing of our products is not permitted in certain countries until we have obtained required approvals or exemptions in the individual country. The regulatory review process varies from country to country, and approval by foreign governmental authorities is unpredictable, uncertain and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances. We anticipate commencing the applications required in some or all of these countries following approval by the FDA; however, we may decide to file applications in advance of the FDA approval if we determine such filings to be both time and cost effective. If we export any of our potential products or products that have not yet been cleared for commercial distribution in the United States, such products may be subject to FDA export restrictions. Failure to obtain necessary regulatory approvals could impair our ability to generate revenue from international sources.

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

In November 2010, as required by the Tobacco Control Act, the FDA issued a proposed rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. These warning were finalized on June 21, 2011 and consisted of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. The FDA selected nine images from the originally proposed 36 images after reviewing the relevant scientific literature, analyzing the results from an 18,000 person study and considering more than 1,700 comments from a variety of groups. The graphic health warnings were to be located beneath the cellophane wrapping on cigarette packages, and were to comprise the top 50 percent of the front and rear panels of cigarette packages. Although these graphic health warnings were supposed to be implemented in September 2012, a federal judge ruled that these warnings are unconstitutional. If and when these graphic health warnings are implemented, all cigarettes manufactured for sale or distribution in the United States will need to include these new graphic health warnings on their packages. Any reduction in the number of smokers will probably reduce the demand for our products.

We may become subject to litigation related to cigarette smoking and exposure to environmental tobacco smoke, or ETS, which could severely impair our results of operations and liquidity.

Although we are not currently subject to legal proceedings related to cigarette smoking or ETS, we may become subject to litigation related to the sale of our RED SUN and MAGIC cigarettes and, upon FDA authorization, our BRAND A and BRAND B cigarettes. Legal proceedings covering a wide range of matters related to tobacco use are pending or threatened in various U.S. and foreign jurisdictions. Various types of claims are raised in these proceedings, including product liability, consumer protection, antitrust, tax, contraband shipments, patent infringement, employment matters, claims for contribution and claims of competitors and distributors.

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

Our worldwide sublicense from Anandia, a plant biotechnology company based in Vancouver, Canada, grants us exclusive rights in the United States and co-exclusive rights with Anandia everywhere else in the world (except not in Canada where Anandia retains exclusive rights) to 2 U.S. patents and 23 patent applications relating to four genes in the cannabis plant that are required for the production of cannabinoids, the active ingredients in the cannabis plant. The Anandia sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035.

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

Our principal administrative offices are located in Clarence, New York. We currently lease 3,800 square feet of office space. The lease expires on August 31, 2017. Scheduled rent remaining as of December 31, 2016, is approximately $31,000 for 2017.

We have a lease for our warehouse and cigarette manufacturing facility located in North Carolina. The lease commenced on January 14, 2014, and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at our option. We are currently in the first of a two-year lease extension term that will expire on October 31, 2018. The lease expense for the years ended December 31, 2016, 2015 and 2014 amounted to approximately $146,000, $127,000 and $98,000, respectively. The future minimum lease payments if we exercise each of the additional extensions are approximately as follows:

Year ended December 31, 2017 -	$156,000
Year ended December 31, 2018 -	$169,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

On November 1, 2015, we entered into a one-year lease for 25,000 square feet of warehouse space in North Carolina to store the Company’s proprietary tobacco leaf. The lease calls for a monthly lease payment of $3,750 and contains a three-year renewal option after the initial one-year term. In October of 2016, we exercised the three-year renewal option under this lease. Future minimum lease payments for the years ended December 31, 2017, 2018 and 2019 will be $45,000, $45,000 and $37,500, respectively.

On May 1, 2016, we entered into a sublease for laboratory space in Buffalo, New York. The sublease calls for a monthly payment of $1,471, expires on April 30, 2017 and contains an option to extend the lease for a period of one year through April 30, 2018. Future minimum sublease payments for the years ended December 31, 2017 and 2018 are approximately $18,000 and $6,000, respectively, if the Company exercises the optional renewal period.

On September 1, 2016, we entered into a sublease for warehouse space in North Carolina to store and operate tobacco leaf processing equipment. The sublease calls for a monthly payment of $1,200, expires on August 31, 2017 and contains twelve-month renewal options as long as the sublessor continues to sublease the warehouse. Future minimum sublease payments for the year ending December 31, 2017 are $14,400 per year and for each subsequent year the warehouse space is sublet by the Company.

Item 3.	Legal Proceedings.

From time to time we may be involved in claims arising in the ordinary course of business. To our knowledge other than the case described below, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

Following such ruling, on July 11, 2016, the Company filed a motion to sever the Crede lawsuit into two separate cases, requesting all claims relating to the Tranche 1A warrant and the securities purchase agreement to stay in the SDNY Court and all claims relating to the China joint venture agreement to be transferred to the United States District Court for the Western District of New York (the “WDNY Court”), where the Company’s headquarters are located.  On January 20, 2017, the SDNY Court granted the Company’s motion.

On February 14, 2017, Crede voluntarily dismissed its lawsuit against the Company in the WDNY Court.

On February 21, 2017, the SDNY Court granted the Company’s request to file a motion for summary judgment for the claims remaining in the SDNY Court, with all discovery in the case being deferred until after the SDNY Court conducts a hearing and issues its decision on the summary judgment motion to be filed by the Company.

We believe that the claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims.  The Company has defended and intends to continue to defend against these claims vigorously.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NYSE MKT under the symbol “XXII.” As of February 23, 2017, there were 97 holders of record of shares of our common stock. The following table sets forth, for the quarters indicated, the high and low sales prices per share of our common stock, as derived from quotations provided by the NYSE MKT.

Quarter Ended	High	Low

December 31, 2016	$1.71	$0.90
September 30, 2016	$1.48	$0.79
June 30, 2016	$0.98	$0.73
March 31, 2016	$1.44	$0.71
December 31, 2015	$1.75	$0.82
September 30, 2015	$1.13	$0.56
June 30, 2015	$1.55	$0.71
March 31, 2015	$1.78	$0.65

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

Recent issuances of Unregistered Securities

None.

Shares authorized for issuance under equity compensation plans

On October 21, 2010, the Company established the 2010 Equity Incentive Plan, or EIP, for officers, employees, directors, consultants and advisors to the Company and its affiliates, consisting of 4,250,000 shares of common stock. The EIP authorized the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, restricted stock and restricted stock units. There are no awards remaining to be issued from the EIP, although awards from the EIP remain outstanding.

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

The following table summarizes the number of stock options and shares of restricted stock granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities available to be issued under the EIP and OIP as of December 31, 2016:

Number of securities
remaining available for
	Number of securities to		Weighted-average		issuance under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
	warrants and rights		warrants and rights		reflected in column (a))
	(a)		(b)		(c)

Equity compensation plans approved by security holders	5,250,679	(1)	$1.07	(2)	421,765

Equity compensation plans not approved by security holders	-		N/A		-

Total	5,250,679				421,765	(3)

(1)	Includes 100,000 shares from a restricted stock award that are issued but not vested as of December 31, 2016.

(2)	Weighted average exercise price only applies to the 5,150,679 shares issuable upon exercise of outstanding stock options.

(3)	Consists of shares available for award under the OIP.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the NYSE MKT Composite Index and the NASDAQ US Small Cap Biotechnology Index for the period covering December 31, 2011 through December 31, 2016. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2011 in the Company’s common stock and in each of the foregoing indicies and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

The selected consolidated financial data for each of the five years in the period ending December 31, 2016 are derived from our audited financial statements. The selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in Item 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, as set forth in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012

Consolidated Statements of Operations data:
Revenue	$12,279,979	$8,521,998	$528,991	$7,278,383	$18,775
Gross (loss) profit	$(429,699)	$(580,562)	$30,555	$6,816,712	$(49,192)
Operating expenses (1)	$10,115,968	$10,689,010	$11,302,623	$4,859,976	$2,996,551
Equity based compensation included in operating expenses	$911,382	$3,585,540	$4,524,468	$2,361,962	$1,254,171
Operating (loss) profit	$(11,387,847)	$(12,043,883)	$(11,767,364)	$1,812,447	$(3,244,149)
Warrant liability gain (loss) - net (2)	$29,615	$144,550	$(3,827,794)	$(27,339,024)	$(1,998,043)
Net loss	$(11,581,430)	$(11,031,931)	$(15,595,358)	$(26,153,158)	$(6,736,737)
Loss per common share - basic and diluted	$(0.15)	$(0.16)	$(0.26)	$(0.60)	$(0.22)
Common shares used in basic earnings per share calculation	79,842,773	68,143,284	59,993,413	43,635,182	30,419,556

Consolidated Balance Sheet data:
Working capital	$13,548,118	$3,991,828	$8,033,399	$6,759,781	$(3,321,643)
Total assets	$27,642,357	$18,370,512	$21,953,515	$12,286,744	$2,644,871
Total debt	$307,938	$616,520	$1,100,655	$174,925	$2,685,729
Total shareholders' equity (deficit)	$24,334,359	$11,728,500	$15,219,737	$7,522,888	$(6,131,217)

Other data:
Net cash used in (provided by) operating activities	$(9,887,580)	$(7,321,811)	$(6,582,730)	$3,855,834	$(1,764,445)
Net cash used in investing activities	$(553,770)	$(450,661)	$(2,707,992)	$(3,742,789)	$(162,774)
Net cash provided by financing activities	$20,149,241	$5,130,082	$9,862,810	$5,717,366	$1,675,158
Acquisition of patents and trademarks (3)	$356,541	$413,180	$726,989	$290,336	$162,774
Depreciation	$326,124	$319,699	$230,012	$3,028	$1,832
Amortization (4)	$516,056	$454,612	$265,284	$141,261	$196,574

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

(4)  Includes the amortization of patent costs for all five years presented and includes the amortization of patent costs and license fees for the years ended December 31, 2016, 2015 and 2014.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the other sections of this Form 10-K, including “Risk Factors,” and the Financial Statements and notes thereto. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Annual Report on Form 10-K. See “Forward-Looking Statements.” Our actual results may differ materially. For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Business Overview

We are a plant biotechnology company focused on (i) tobacco harm reduction products and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding, and (ii) research and development of unique hemp/cannabis plants through genetic engineering and plant breeding. We currently own or exclusively control more than 200 issued patents and more than 50 pending patent applications around the world. Our management team is focused on monetizing our intellectual property portfolio, obtaining regulatory approval to market our reduced exposure cigarettes and our smoking cessation product in development, and expanding our hemp/cannabis research and development activities to additional geographic regions in North America.

Strategic Objectives

Our strategic objectives include the following:

•	Pursuit of authorization from the U.S. Food and Drug Administration (“FDA”) and regulatory agencies in other countries to introduce our X-22 smoking cessation aid in development into commerce as a prescription-based smoking cessation medical product. As a part of these efforts, we are also working to establish a strategic joint venture to conduct a Phase III smoking cessation clinical trial for X-22;

•	Pursuit of reduced exposure authorization from the FDA for our BRAND A Very Low Nicotine cigarettes in development that have 95% less nicotine than conventional tobacco cigarettes, and therefore drastically reduce smokers’ exposure to nicotine. In response to the FDA’s requests, and in conjunction with additional clarifying guidance, the Company intends to bifurcate its combined Modified Risk Tobacco Product application (“MRTPA”) into a separate Premarket Tobacco Product application (“PMTA”) and a separate MRTPA for BRAND A to enjoy the benefit of the FDA’s shorter review timing for PMTAs as compared to MRTPAs;

•	Pursuit of FDA reduced exposure authorization for our low tar-to-nicotine BRAND B modified risk cigarette in development;

•	Research and development of industrial hemp plants with: (i) guaranteed levels of THC below the legal limits and (ii) improved suitability for optimized growing in various regions of North America, which the Company has already commenced in Virginia with the University of Virginia (“UVA”). This alliance with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s unique hemp plants;

•	Establishment of substantial multi-year sales contracts around the world for our proprietary high nicotine tobacco leaf and Very Low Nicotine tobacco leaf;

•	Commercialization of our proprietary super-premium cigarette brands; and

•	Expansion of our growing base of contract manufacturing business at our manufacturing facility in Mocksville, North Carolina.

Recent Developments

For the fourth quarter of 2016, our accomplishments and notable events include:

On October 13, 2016, we announced that a group of leading scientists from the United States and New Zealand published a special paper in an international peer-reviewed journal strongly advocating for a “national nicotine reduction policy.” The article, published in the September issue of Tobacco Control journal online, outlines the compelling and urgent case for enacting a national nicotine policy in order to dramatically lower smoking rates. Drs. Eric Donny, Natalie Walker, Dorothy Hatsukami, and Chris Bullen authored the special paper which asserts that governments around the world should reduce the nicotine content of cigarettes to “…≤ 0.4 mg per gram of tobacco, a 95-98% reduction in nicotine content relative to what is currently on the market.” The authors cite results from many of the 15 major independent scientific clinical studies conducted with 22nd Century’s Very Low Nicotine tobacco. The Tobacco Control article reinforces the World Health Organization (“WHO”) recommendation that WHO-member countries “mandate reductions in nicotine to minimally addictive levels.”

On October 14, 2016, the Company entered into an agreement with one existing institutional investor and one new institutional investor to receive approximately $11.4 million in gross proceeds in a registered direct offering through the sale of units consisting of one share of common stock and 0.5 warrants priced at $1.3425 per share, which was $0.0625 above the closing price of the Company’s common stock on the NYSE MKT on October 13, 2016.

On October 20, 2016, the Company announced that scientists from the University of Vermont Center on Tobacco Regulatory Science, Brown University, Johns Hopkins University, and Southern Illinois University published online in the October 2016 issue of Psychopharmacology a new independent clinical study which concluded that, even among vulnerable populations, 22nd Century’s Very Low Nicotine tobacco cigarettes significantly reduce nicotine withdrawal and craving symptoms. Dr. Stephen T. Higgins, et al., conducted the study, which examined the effects of Very Low Nicotine cigarettes on economically disadvantaged women, opioid-dependent individuals, and individuals with affective disorders. Dr. Higgins remarked: “When nicotine content is set very low… dependence decreases, smoking rates decrease, and people are better able to quit if they choose to do so.”

In October 2016, 22nd Century announced a strategic new hire: Michael Zercher, the Company’s Vice President of Business Development. Mr. Zercher previously headed Santa Fe Natural Tobacco Company’s international business operations based in Zurich, Switzerland. From 2003-2009, while serving as Vice President and Managing Director of Santa Fe Natural Tobacco Company International, Mr. Zercher grew the international American Spirit® brand business from $8 Million to more than $100 Million in annual sales. Mr. Zercher will spearhead 22nd Century’s efforts to form strategic partnerships with companies capable of widely commercializing 22nd Century’s proprietary brands. In addition, Mr. Zercher will pursue sales of the Company’s proprietary Very Low Nicotine tobacco leaf and high nicotine tobacco leaf.

On November 2, 2016, the Company announced that Addiction Journal published online a new report investigating smokers’ cost sensitivity for Very Low Nicotine cigarettes. Led by Dr. Eric Donny of the University of Pittsburg Cancer Institute, the new publication found that, compared to conventional cigarettes, 22nd Century’s Very Low Nicotine cigarettes reduced the number of cigarettes that the participants estimated they would smoke at every price range tested. This Phase III study included 839 participants who, over a 6-week period, first smoked their own brand and then were assigned to smoke one of five different nicotine content cigarettes. The researchers exclusively employed 22nd Century’s SPECTRUM® brand cigarettes for their study.

On December 20, 2016, the Company announced the execution of a sponsored research agreement with UVA and an exclusive license with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group. Over the next three years, the Company will invest approximately $1,000,000 in this major scientific collaboration with UVA. The goals of the research include: (i) creating unique industrial hemp plants with guaranteed levels of THC below the legal limits (thus eliminating the risk to growers of having to destroy non-conforming hemp crops) and (ii) optimizing other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions. This alliance will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s unique hemp plants. 22nd Century enjoys exclusive rights to commercialize all results from this important collaboration, including all industrial hemp plants and medically important cannabinoids.

Subsequent to the close of the fourth quarter of 2016, we also announced:

On January 5, 2017, the Company announced that the FDA provided the Company with helpful and positive feedback on 22nd Century’s MRTPA and PMTA for the Company’s BRAND A Very Low Nicotine tobacco cigarettes. In its filings with the FDA, the Company requested permission from the FDA to be able to state that the Company’s proprietary Very Low Nicotine cigarettes reduce smokers’ exposure to nicotine since such cigarettes contain 95% less nicotine than conventional cigarette brands. In response to the FDA’s guidance, the Company is working to file revised MRTPAs and PMTAs for BRAND A that will include additional scientific data and information from already completed clinical studies on the Company’s Very Low Nicotine tobacco cigarettes.

The Company is also continuing to separately work with the FDA’s Center for Drug Evaluation and Research (“CDER”) with respect to the Company’s previously-filed New Drug Application (“NDA”) for 22nd Century’s proposed “X-22” prescription-based smoking cessation aid in development. The Company has a meeting scheduled with CDER at the FDA in June 2017 to discuss the regulatory path forward for X-22.

On February 3, 2017, the Company announced that it prevailed again in the most recent phase of the lawsuit filed by Crede CG III, Ltd. (“Crede”). Crede filed the lawsuit after the Company terminated its failed China joint venture arrangement with Crede and its principal, Terren Peizer, due to non-performance and other serious breaches by Crede and its principals. In the first round of the Crede lawsuit, the Company prevailed when the United States District Court for the Southern District of New York (the “SDNY Court”) denied Crede’s request for a preliminary injunction to require the Company to issue shares of its common stock to Crede under the now void exchange feature of a Tranche 1-A warrant previously issued to Crede. The SDNY Court held that Crede had not demonstrated a reasonable likelihood that it would prevail on its claims, and that there was likelihood that Crede violated the activity restrictions of the Tranche 1-A warrant. Following the denial by the SDNY Court of Crede’s request for the preliminary injunction, the Company filed motions requesting the SDNY Court to sever the Crede lawsuit into two separate cases. On January 20, 2017, the SDNY Court granted such motions by the Company to sever the Crede lawsuit into two separate cases, with the claims relating to the failed China joint venture being transferred to the United States District Court for the Western District of New York (the “WDNY Court”), where the Company’s headquarters office is located. The Crede claims relating to the Tranche 1-A warrant to remain in the SDNY Court. We believe that the Crede claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims according to the jurisdictional provision of that warrant. On February 14, 2017, Crede dismissed its lawsuit against the Company in the WDNY Court. On February 21, 2017, the SDNY Court granded the Company’s request to file a motion for summary judgement in the case, with all discovery in the case to be deferred until after the SDNY Court conducts a hearing and issues its decision on the upcoming summary judgement motion to be filed by us.

Please refer to the “Business” section in this Annual Report on Form 10-K for additional information regarding our business and operations.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015 and Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenue - Sale of products

2016 vs. 2015

We realized net revenue from the sale of products in the amount of $12,279,979 during the year ended December 31, 2016, as compared to net revenues of $8,521,998 during the year ended December 31, 2015, an increase of $3,757,981. Included in net revenue were sales of SPECTRUM research cigarettes in the amount of $328,912 and $242,658 for the years ended December 31, 2016 and 2015, respectively. The increase for 2016 was primarily due to the sale of products from the continued growth of our contract manufacturing operations in our North Carolina factory.

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

Costs of goods sold - Products

2016 vs. 2015

During the year ended December 31, 2016, cost of goods sold were $12,709,678 or 103.5% of net revenue. Excise taxes and certain regulatory fees in the approximate amount of $7,452,000 are included in the cost of goods sold. We were not operating the factory at full production capacity during 2016. As a result, the cost of goods sold, which included the cost of raw material components, direct manufacturing costs and an overhead allocation, was in excess of net sales revenue. Additionally, included in the cost of goods sold for the year ended December 31, 2016 is an increase in inventory reserves in the amount of $145,000.

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

Costs of goods sold - Royalties for licensing

2016 vs. 2015

We experienced no cost of goods sold relating to royalties from licensing during the years ended December 31, 2016 and 2015.

2015 vs. 2014

During the year ended December 31, 2015 we realized no revenue from licensing activities and accordingly there were no associated costs. We did not realize any revenues from licensing activities during the year ended December 31, 2014, however, we revised an estimate of the royalty fee due in conjunction with licensing revenue received from BAT in 2013 resulting in cost of goods sold in the amount of $246,434.

Research and development expense

2016 vs. 2015

Research and development expense was $2,340,958 for the year ended December 31, 2016, an increase of $769,593 or 49.0%, from $1,571,365 for the year ended December 31, 2015. This increase was primarily the result of an increase in sponsored research costs and testing costs in the approximate amount of $235,000, an increase in royalty and license fees of approximately $269,000, an increase in payroll and payroll related costs of approximately $238,000, an increase in consulting fees of approximately $74,000, an increase in R&D related travel expenses of approximately $48,000, an increase in legal fee of approximately $26,000 and an increase in expenses associated with our laboratory established in 2016 in the approximate amount of $72,000, partially offset by a decrease in equity based compensation in the approximate amount of $31,000 and a decrease in modified risk costs of approximately $174,000, during the year ended December 31, 2016, as compared to the year ended December 31, 2015.

2015 vs. 2014

Research and development expense was $1,571,365 for the year ended December 31, 2015, an increase of $354,882 or 29.2%, from $1,216,483 for the year ended December 31, 2014. This increase was primarily a result of an increase in costs associated with our BRAND A modified risk application filed with the FDA in the approximate amount of $343,000, an increase in payroll related costs of approximately $50,000, and a net increase in R&D contract costs, sponsored research costs, and patent maintenance costs of approximately $115,000, partially offset by a decrease in equity based compensation in the approximate amount of $164,000, during the year ended December 31, 2015, as compared to the year ended December 31, 2014.

General and administrative expense

2016 vs. 2015

General and administrative expense was $6,193,269 for the year ended December 31, 2016, a decrease of $1,566,858, or 20.2%, from $7,760,127 for the year ended December 31, 2015. The decrease was primarily due to a decrease in equity based compensation to third-party service providers in the approximate amount of $2,238,000 (approximately $1,979,000 of the decrease pertained to the Crede consulting fee), a decrease in employee equity based compensation of approximately $428,000, a decrease in payroll and employee related costs of approximately $237,000, a decrease in legal and accounting fees of approximately $33,000, and a decrease in NYSE MKT related costs of approximately $65,000, partially offset by an increase in investor relations costs of approximately $931,000, an increase in consulting fees of approximately $150,000, an increase relating to press release costs of approximately $50,000, an increase in costs relation to information technology of approximately $40,000, and increase in general business insurance of approximately $17,000, an increase in director fees of approximately $98,000 and a net increase in various other general and administrative expenses of approximately $148,000 during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

Pre-manufacturing facility costs

2016 vs. 2015

There were no pre-manufacturing costs during the years ended December 31, 2016 and 2015.

2015 vs. 2014

There were no pre-manufacturing costs for the year ended December 31, 2015. During the year ended December 31, 2014, we incurred various expenses related to preparing the warehouse and manufacturing facility, which amounted to $1,176,676 and consisted primarily of expenses for salaries and benefits for employees, sub-contract labor, rent, utilities and other miscellaneous costs.

Sales and marketing costs

2016 vs. 2015

Sales and marketing costs were $1,581,741 for the year ended December 31, 2016, an increase of $224,223, or 16.5%, from $1,357,518 for the year ended December 31, 2015. The increase in the sales and marketing costs were primarily the result of an increase of payroll and expenses related to payroll of approximately $312,000, an increase in equity based compensation of approximately $15,000, partially offset by a decrease in advertising and promotion of costs of approximately $103,000 during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

Depreciation

2016 vs. 2015

Depreciation expense for the year ended December 31, 2016 amounted to $326,124, an increase of $6,425, or 2.0%, from $319,699 for the year ended December 31, 2015. This increase is primarily due to additional depreciation expensed on newly acquired assets during the year ended December 31, 2016 in the amount of $204,994.

2015 vs. 2014

Depreciation expense for the year ended December 31, 2015 amounted to $319,699, an increase of $89,687, or 39.0%, from $230,012 for the year ended December 31, 2014. This increase is primarily due to a full year of depreciation taken in 2015 on the cigarette manufacturing equipment as compared to depreciation taken in 2014 for only three-quarters of the year.

Amortization

2016 vs. 2015

Amortization expense, relating to amortization taken on capitalized patent costs and license fees, for the year ended December 31, 2016 amounted to $516,056, an increase of $61,444, or 13.5%, from $454,612 for the year ended December 31, 2015. The increase is primarily due to amortization on additional patent costs incurred during the years ended December 31, 2016 and 2015 in the amounts of $541,882 and $654,069, respectively.

2015 vs. 2014

Amortization expense, relating to amortization taken on capitalized patent costs and license fees, for the year ended December 31, 2015 amounted to $454,612, an increase of $189,328, or 71.4%, from $265,284 for the year ended December 31, 2014. The increase is primarily due to amortization on additional patent costs incurred during the years ended December 31, 2015 and 2014 in the amounts of $654,069 and $1,780,596, respectively, and a full year of amortization capitalized license costs in 2015 on license costs incurred during 2014 in the amount of $1,450,000.

Warrant liability gain (loss) - net

2016 vs. 2015

The warrant liability gain of $29,615 for the year ended December 31, 2016 was due to the decrease in the estimated fair value of the warrants during the year. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $1.40 per share at December 31, 2015, as compared to $1.09 per share at December 31, 2016, and with the expiration of certain warrants during 2016.

The warrant liability gain of $144,550 for the year ended December 31, 2015 was due to the decrease in the estimated fair value of certain outstanding warrants during the year. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in the Company’s underlying stock price from $1.65 per share at December 31, 2014, as compared to $1.40 per share at December 31, 2015, and with certain warrants aging closer to their expiration dates with the passage of time.

2015 vs. 2014

The warrant liability gain of $144,550 for the year ended December 31, 2015 was described in the above comparison of 2016 to 2015.

The warrant liability loss of $3,676,691 for the year ended December 31, 2014 was due to an increase in the warrants liability recorded in the first quarter of 2014 in the amount of $3,841,943 in conjunction with the warrant amendment program (described below) offset by a decrease in the estimated fair value of the warrants during the year in the amount of $165,252, primarily attributable to the decrease in the Company’s underlying stock price from $2.14 per share at December 31, 2013, as compared to $1.65 per share at December 31, 2014.

Warrant amendment inducement expense

2016 vs. 2015

There was no warrant inducement expense for the years ended December 31, 2016 and 2015.

2015 vs. 2014

There was no warrant inducement expense for the year ended December 31, 2015. In March 2014, we entered into warrant amendments with existing warrant holders with the goal of reducing our warrant liability by offering certain financial inducements to such warrant holders in exchange for exercising or amending such warrants. We calculated the cost of inducement as the difference between the fair value of the warrants immediately after the warrant amendments closed, less the fair value of the warrants immediately prior to the closing of the warrant amendments. We estimated the total cost of inducement to be $144,548 for the year ended December 31, 2014.

Settlement proceeds

2016 vs. 2015

There were no settlement proceeds during the year ended December 31, 2016.

On April 10, 2015, we entered into a settlement of legal disputes with an unrelated third-party pursuant to which the third-party became obligated to pay us a total of $1,000,000. During the second and third quarters of 2015, we received payments under the settlement in the aggregate amount of $1,000,000 in full settlement of the dispute.

2015 vs. 2014

The settlement proceeds of $1,000,000 for the year ended December 31, 2015 was described in the above comparison of 2016 to 2015.

There were no settlement proceeds during the year ended December 31, 2014.

Loss on equity investment

2016 vs. 2015

The loss on equity investment of $202,338 for the year ended December 31, 2016 consisted of (i) our 24.4% (25.0% ownership prior to a dilutive event on September 8, 2016) share of Anandia’s net loss for the year ended December 31, 2016 in the amount of $144,690, and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $57,648.

The loss on equity investment of $95,684 for the year ended December 31, 2015 consisted of (i) our 25% share of Anandia’s net loss for the year ended December 31, 2015 in the amount of $38,036, and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $57,648.

2015 vs. 2014

The loss on equity investment of $95,684 for the year ended December 31, 2015 was described in the above comparison of 2016 to 2015.

The loss on equity investment of $101,165 for the year ended December 31, 2014 consisted of (i) our 25% share of Anandia’s net loss for the year ended December 31, 2014 in the amount of $84,350, and (ii) amortization of the intangible asset represented by the difference between our equity investment in Anandia and our portion of the net assets of Anandia in the amount of $16,815.

Interest income

2016 vs. 2015

Interest income for the year ended December 31, 2016 was $16,885, a decrease of $14,313, or 45.9%, from interest income of $31,198 for the year ended December 31, 2015. The interest income earned in both 2016 and 2015 was generated from excess cash invested in a money market account.

2015 vs. 2014

Interest income for the year ended December 31, 2015 was $31,198, an increase of $815, or 2.7%, interest income of $30,383 for the year ended December 31, 2014. The interest income earned in both 2015 and 2014 was generated from excess cash invested in a money market account.

Interest expense

2016 vs. 2015

Interest expense decreased for the year ended December 31, 2016 to $37,745 from $52,982 for the year ended December 31, 2015. This decrease of $15,237 consisted primarily of a decrease of approximately $8,000 in the interest component of severance payments, where the severance accrual had previously been recorded on a discounted basis using our incremental borrowing rate and a decrease of approximately $7,000 on a demand bank loan that was paid off in December of 2015.

2015 vs. 2014

Interest expense increased for the year ended December 31, 2015 to $52,982 from $7,094 for the year ended December 31, 2014. This increase of $45,888 consisted primarily of approximately $24,000 from the accretion of interest on a note payable and approximately $21,000 derived from the interest component of severance payments made during the year ended December 31, 2015, where the severance accrual had previously been recorded on a discounted basis using our incremental borrowing rate.

Net loss

2016 vs. 2015

We had a net loss for the year ended December 31, 2016 of $11,581,430 as compared to a net loss of $11,031,931 for the year ended December 31, 2015. The increase in the net loss of $549,499, or 5.0%, was primarily the result of the decrease in settlement proceeds of $1,000,000 and a net increase in other expenses of approximately $206,000, offset by a decrease in our gross loss of approximately $151,000 and a net decrease in operating expenses in the amount of approximately $505,000.

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

Liquidity and Capital Resources

Working Capital

As of December 31, 2016, we had positive working capital of approximately $13.5 million compared to positive working capital of approximately $4.0 million at December 31, 2015, an increase of approximately $9.6 million. This increase in working capital is due to an increase in current assets of approximately $9.6 million, which is primarily due to an increase in cash of approximately $9.7 million and an increase in net inventory of approximately $0.4 million, partially offset by a decrease in prepaid fees and expenses of approximately $0.5 million. The net increase in cash is primarily the result of the sale of units in three registered direct offerings totaling approximately $20.1 million.

We must successfully execute our business plan to increase revenue in order to achieve positive cash flows from operations to sustain adequate liquidity without requiring additional funds from capital raises and other external sources to meet minimum operating requirements. On December 30, 2016, we filed a Form S-3, universal shelf registration statement, with the U.S. Securities and Exchange Commission (“SEC”) that was declared effective by the SEC on January 17, 2017. The universal shelf registration statement will allow, but not compel, the Company to raise up to $100 million of capital over a three-year period ending January 17, 2020 through a wide array of securities at times and in amounts to be determined by the Company. We will likely need to raise additional capital to fund (i) our operations and (ii) FDA approval of our products. There can be no assurance that additional capital will be available on acceptable terms or at all.

Cash demands on operations

During the year ended December 31, 2016, we experienced an operating loss of approximately $11.4 million and used cash in operations of approximately $9.9 million. Excluding discretionary expenses related to R&D, patent and trademark costs, contract growing of our proprietary tobacco, and certain nonrecurring expenses relating to factory capital expenses, investor relations, and marketing costs, our monthly cash expenditures are approximately $750,000. Including cash on hand at December 31, 2016 of $13,468,188 and revenues from ongoing product sales, but not including potential milestone payments of up to $7,000,000 from British American Tobacco (“BAT”), we believe resulting cash balances will be adequate to sustain operations and meet all current obligations as they come due through at least May of 2018

Net Cash (used in) provided by Operating Activities

2016 vs. 2015

In the year ended December 31, 2016, $9,887,580 of cash was used in operating activities as compared to $7,321,811 of cash used in operating activities in the year ended December 31, 2015; an increase of $2,565,769. The increase in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the amount of $2,881,706 offset by a decrease in cash used from working capital components related to operations in the amount of $315,937 for the year ended December 31, 2016 as compared to at year end December 31, 2015.

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

Net Cash used in Investing Activities

2016 vs. 2015

In the year ended December 31, 2016, net cash used in investing activities was $553,770 as compared to $450,661 of cash used in investing activities during the year ended December 31, 2015. The increase in cash used in investing activities of $103,109 was due to an increase of $159,748 in cash used for the acquisition of machinery and equipment, partially offset by a decrease in cash used in the acquisition of patents and trademarks in the amount of $56,639, for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

Net Cash provided by Financing Activities

2016 vs. 2015

During the year ended December 31, 2016, we generated $20,149,241 from our financing activities primarily as a result of net cash proceeds from the sale of units in three registered direct offerings in February, July and October of 2016 in the aggregate amount of $20,482,378, offset by a payment on a note payable in the amounts of $333,333. During the year ended December 31, 2015, we generated $5,130,082 from our financing activities primarily as a result of net cash proceeds from the sale of units in a June 2015 registered direct offering in the amount of $5,576,083, cash provided from the exercise of stock warrants in the amount of $50,688, and the collection of an amount due from a related party in the amount of $46,069, offset by payments on our demand bank loan and note payable in the amounts of $174,925 and $333,333, respectively.

2015 vs. 2014

During the year ended December 31, 2015, we generated $5,130,082 from our financing activities primarily as a result of net cash proceeds from the sale of units in a June 2015 registered direct offering in the amount of $5,576,083, cash provided from the exercise of stock warrants in the amount of $50,688, and the collection of an amount due from a related party in the amount of $46,069, offset by payments on our demand bank loan and note payable in the amounts of $174,925 and $333,333, respectively. During the year ended December 31, 2014, $9,862,810 was provided by financing activities primarily as a result of net cash proceeds received from a common stock private placement in September 2014 in the amount of $9,324,088, and net cash proceeds from the existence of stock warrants and stock options in the amount of $535,251.

Contractual Obligations

The following table summarizes by category our expected future cash outflows associated with contractual obligations in effect at December 31, 2016:

	Payments Due by Period
		Year Ended	Years Ended	Years Ended
		December 31,	December 31,	December 31,	More Than
	Total	2017	2018 & 2019	2020 & 2021	Five Years

Note payable	$333,333	$333,333	$-	$-	$-

Severance payments	203,365	203,365	-	-	-

Operating lease obligations	996,100	259,600	426,500	310,000	-

Consulting agreements	410,000	395,000	15,000	-	-

License fees	3,180,000	250,000	545,000	620,000	1,765,000

Sponsored research	1,795,991	1,121,997	673,994	-	-

Total	$6,918,789	$2,563,295	$1,660,494	$930,000	$1,765,000

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

Revenue Recognition

We recognize revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the our products is recognized net of cash discounts, sales returns and allowances. Cigarette and filtered cigar federal excise taxes and other regulatory fees in the approximate amount of $7,452,000, $5,703,000 and $0 are included in net sales for the years ended December 31, 2016, 2015 and 2014, respectively, except on sales of SPECTRUM research cigarettes, exported cigarettes, exported filtered cigars, and in-bond sales of filtered cigars to other federally licensed tobacco product manufactures, to which such taxes do not apply. We recognize revenue from the sale of our MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributors to the retailers and are sold net of cash discounts, sales returns and allowances, and all applicable taxes.

In 2010, we were chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. The contract was renewed in 2015 for an additional 5 years. These government research cigarettes are distributed under the Company’s mark SPECTRUM. In September 2015, we received a purchase order for approximately 5.0 million SPECTRUM research cigarettes. Approximately 40% of the order was shipped in December 2015, resulting in the recognition of revenue in the amount of $242,658 during the fourth quarter of 2015. The remainder of the order was shipped in January of 2016 and generated revenue of approximately $329,321. There were no SPECTRUM cigarettes delivered during the balance of 2016.

Impairment of Long-Lived Assets

We review the carrying value of amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be appropriate. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (e.g., trademarks) are reviewed annually for impairment. We have not recognized any impairment losses during the three-year period ended December 31, 2016.

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

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and U.S. GAAP reporting, and for operating loss and credit carry-forwards. In light of our history of cumulative net operating losses and the uncertainty of their future utilization, we have established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2016 and 2015.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair market value and then is revalued at each reporting date, with changes in fair value reported in the consolidated statement of operations.  The methodology for valuing our outstanding warrants classified as derivative instruments utilizes a lattice model approach which includes probability weighted estimates of future events including volatility of our common stock.  A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The warrant liability is measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy.  Significant unobservable inputs are used in the fair value measurement of the Company’s derivative warrant liabilities include volatility.  Significant increases (decreases) in the volatility input would result in a significantly higher (lower) fair value measurement. A 10% increase or decrease in the volatility factor used as of December 31, 2016 would have the impact of increasing or decreasing the liability by approximately $4,600.

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

Inflation

Inflation did not have a material effect on our operating results for the years ended December 31, 2016, 2015 and 2014.

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

Foreign Exchange Risk

The majority of our revenues and expenses are transacted in in U.S. dollars. A portion of our sales activity is outside of the U.S., and accordingly, we have foreign exchange exposure to non-U.S. dollar sales revenue. In addition, a small portion of our vendors are paid in foreign currencies. Our 24.4% equity investment in Anandia has foreign currency risk. Anandia is a Canadian company using the Canadian dollar as its functional currency. As such, our portion of Anandia’s net income (loss) is subject to foreign currency risk upon translation from Canadian to U.S. dollars. We do not believe that fluctuations in foreign currency rates associated with these non-U.S. dollar transaction will have a material impact on our financial statements.

Equity Risk

We have a warrant liability of $58,681 on our consolidated balance sheet at December 31, 2016. This liability consists of a warrant liability associated with warrants issued by us. The fair value calculation, as discussed in Note 12 of our consolidated financial statements, of the warrants is exposed to market volatilities, changes in the price of our common stock, and interest rates. Only a small percentage of our outstanding warrants contain an anti-dilution clause that gives rise to the warrant liability (see Note 12 of our consolidated financial statements for additional details), and as such, our exposure to this risk is significantly mitigated. During the year ended December 31, 2016, we experienced a gain of $29,615 as a result of the change in the fair value of the warrant liability. A 10% increase or decrease in the volatility factor used as of December 31, 2016 would have the impact of increasing or decreasing the liability by approximately $4,600.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. These disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Freed Maxick CPA’s, P.C., an independent registered public accounting firm, has audited the consolidated financial statements included in this annual report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting.

Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Controls over Financial Reporting

During the fourth quarter of 2016, we completed the implementation and testing of a remediation plan that was targeted at eliminating our previously reported material weakness in our internal controls over financial reporting primarily resulting from a lack of segregation of duties. Except as set forth herein, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited 22nd Century Group, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Annual Report on Internal Controls Over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, shareholders’ equity and cash flows of the Company for each of the years in the three year period ending December 31, 2016 and our report dated March 8, 2017 expressed an unqualified opinion.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 8, 2017

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2017 Annual Meeting of Stockholders.

Set forth below is information regarding our directors, executive officers and key personnel.

Name	Age	Position

Henry Sicignano, III	49	President, Chief Executive Officer and Director
John T. Brodfuehrer	59	Chief Financial Officer & Treasurer
Michael R. Moynihan, Ph.D.	64	Vice President of R&D
Paul Rushton, Ph.D.	54	Vice President of Plant Biotechnology
Thomas L. James, Esq.	58	Vice President, General Counsel and Secretary
Joseph Alexander Dunn, Ph.D.	63	Director*
James W. Cornell	60	Director**
Richard M. Sanders	63	Director***
Nora B. Sullivan	59	Director****

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

Code of Ethics

In 2006, we adopted a Code of Ethics that applies to all of our employees. A copy of our Code of Ethics is available on our website at xxiicentury.com and will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make a written request to our President, c/o 22nd Century Group, Inc., 9530 Main Street, Clarence, New York 14031. Future material amendments or waivers relating to the Code of Ethics will be disclosed on our website within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2017 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2017 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2017 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2017 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

22nd Century Group, Inc.

We have audited the accompanying consolidated balance sheets of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three year period ending December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 22nd Century Group, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and cash flows for each of the years in the three year period ending December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Accounting Oversight Board (United States), 22nd Century Group, Inc. and Subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 8, 2017 expressed an opinion that 22nd Century Group, Inc. had maintained effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ FREED MAXICK CPAs, P.C.

Buffalo, New York

March 8, 2017

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2016	2015

ASSETS
Current assets:
Cash	$13,468,188	$3,760,297
Accounts receivable, net	40,992	51,230
Inventory, net	3,092,686	2,706,330
Prepaid expenses and other assets	195,569	710,091
Total current assets	16,797,435	7,227,948

Machinery and equipment, net	2,434,663	2,555,793

Other assets:
Intangible assets, net	7,389,946	7,364,120
Equity investment	1,020,313	1,222,651
Total other assets	8,410,259	8,586,771

Total assets	$27,642,357	$18,370,512

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of note payable	$307,938	$308,582
Accounts payable	1,340,156	1,283,346
Accrued expenses	1,401,566	1,423,531
Accrued severance	199,657	220,661
Total current liabilities	3,249,317	3,236,120

Long-term portion of note payable	-	307,938
Long-term portion of accrued severance	-	199,658
Warrant liability	58,681	2,898,296
Total liabilities	3,307,998	6,642,012

Commitments and contingencies (Note 14)	-	-

Shareholders' equity
Capital stock authorized:
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
90,698,113 common shares (71,006,844 at December 31, 2015)	907	710
Capital in excess of par value	102,471,907	78,284,815
Accumulated deficit	(78,138,455)	(66,557,025)
Total shareholders' equity	24,334,359	11,728,500

Total liabilities and shareholders' equity	$27,642,357	$18,370,512

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31,

	2016	2015	2014

Revenue:
Sale of products, net	$12,279,979	$8,521,998	$528,991

Cost of goods sold (exclusive of depreciation shown separately below):
Products	12,709,678	9,102,560	252,002
Royalties for licensing	-	-	246,434
	12,709,678	9,102,560	498,436

Gross (loss) profit	(429,699)	(580,562)	30,555

Operating expenses:
Research and development (including equity based compensation of $136,946, $167,837 and $331,467, respectively)	2,340,958	1,571,365	1,216,483
General and administrative (including equity based compensation of $718,610, $3,376,664 and $4,165,078, respectively)	6,193,269	7,760,127	8,823,534
Pre-manufacturing facility costs (including equity based compensation of $0, $0 and $27,923, respectively)	-	-	1,176,676
Sales and marketing costs (including equity based compensation of $55,826, $41,039 and $0, respectively)	1,581,741	1,357,518	85,930
Depreciation	326,124	319,699	230,012
Amortization	516,056	454,612	265,284
	10,958,148	11,463,321	11,797,919

Operating loss	(11,387,847)	(12,043,883)	(11,767,364)

Other income (expense):
Warrant liability gain (loss) - net	29,615	144,550	(3,676,691)
Warrant amendment inducement expense	-	-	(144,548)
Settlement proceeds	-	1,000,000	-
(Loss) gain on the disposition and sale of machinery and equipment	-	(15,130)	71,121
Loss on equity investment	(202,338)	(95,684)	(101,165)
Interest income	16,885	31,198	30,383
Interest expense	(37,745)	(52,982)	(7,094)
	(193,583)	1,011,952	(3,827,994)

Loss before income taxes	(11,581,430)	(11,031,931)	(15,595,358)

Income taxes	-	-	-

Net loss	$(11,581,430)	$(11,031,931)	$(15,595,358)

Loss per common share - basic and diluted	$(0.15)	$(0.16)	$(0.26)

Common shares used in basic earnings per share calculation	79,842,773	68,143,284	59,993,413

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2016, 2015 and 2014

	Common	Par value
	Shares	of Common	Contributed	Accumulated	Shareholders'
	Outstanding	Shares	Capital	Deficit	Equity
Balance at December 31, 2013	56,902,770	$569	$47,452,055	$(39,929,736)	$7,522,888

Stock based compensation	1,282,768	13	2,433,240	-	2,433,253

Warrants issued as compensation for services	-	-	1,260,000	-	1,260,000

Exercise of warrants	1,167,737	12	486,939	-	486,951

Exercise of options	70,000	1	48,299	-	48,300

Common stock issued in September 2014 private placement, net	3,871,767	39	9,324,049	-	9,324,088

Stock issued in connection with acquisition of NASCO Products, LLC	640,000	6	1,951,994	-	1,952,000

Stock issued in connection with equity investment	150,000	1	394,499	-	394,500

Other capital contribution	-	-	25,200	-	25,200

Warrant amendments	-	-	7,367,915	-	7,367,915

Net loss	-	-	-	(15,595,358)	(15,595,358)

Balance at December 31, 2014	64,085,042	641	70,744,190	(55,525,094)	15,219,737

Common stock issued in June 2015 registered direct offering, net	6,000,000	60	5,576,023	-	5,576,083

Stock based compensation	553,896	6	1,623,417	-	1,623,423

Exercise of warrants	40,000	-	50,688	-	50,688

Stock issued in connection with equity investment	377,906	4	324,996	-	325,000

Stock cancellation	(50,000)	(1)	(34,499)	-	(34,500)

Net loss	-	-	-	(11,031,931)	(11,031,931)

Balance at December 31, 2015	71,006,844	710	78,284,815	(66,557,025)	$11,728,500

Common stock issued in February 2016 registered direct offering, net	5,000,000	50	5,091,741	-	5,091,791

Common stock issued in July 2016 registered direct offering, net	6,172,840	62	4,682,702	-	4,682,764

Common stock issued in October 2016 registered direct offering, net	8,500,000	85	10,707,738	-	10,707,823

Reclassification of warrant liability to capital in excess of par	-	-	2,810,000	-	2,810,000

Stock based compensation	15,811	-	894,715	-	894,715

Stock issued in connection with warrant exercise	2,618	-	196	-	196

Net loss	-	-	-	(11,581,430)	(11,581,430)

Balance at December 31, 2016	90,698,113	$907	$102,471,907	$(78,138,455)	$24,334,359

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2016	2015	2014
Cash flows from operating activities:
Net loss	$(11,581,430)	$(11,031,931)	$(15,595,358)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	744,157	676,289	462,772
Amortization of license fees	98,022	98,022	32,524
Loss on equity investment	202,338	95,684	101,165
Accretion of interest on note payable and accrued severance	37,745	45,121	-
Loss (gain) on the disposition and sale of machinery and equipment	-	15,130	(71,121)
Warrant liability (gain) loss	(29,615)	(144,550)	3,676,691
Warrant amendment inducement expense	-	-	144,548
Equity based employee compensation expense	880,509	1,326,393	2,293,083
Equity based payments for outside services	30,873	2,259,147	2,231,385
Increase in inventory reserve	145,000	60,000	-
Increase in allowance for doubtful accounts	-	10,000	-
Severance expense	-	-	624,320
Decrease (increase) in assets:
Accounts receivable	10,238	(61,230)	-
Inventory	(531,356)	(701,534)	(620,660)
Prepaid expenses and other assets	497,856	(478,955)	(214,469)
Increase (decrease) in liabilities:
Accounts payable	(136,297)	86,332	625,389
Accrued expenses	(21,965)	649,271	(93,985)
Accrued severance	(233,655)	(225,000)	-
Deferred revenue	-	-	(179,014)
Net cash used in operating activities	(9,887,580)	(7,321,811)	(6,582,730)
Cash flows from investing activities:
Acquisition of patents and trademarks	(356,541)	(413,180)	(726,989)
Acquisition machinery and equipment	(197,229)	(37,481)	(212,487)
Payment of license fees	-	-	(1,450,000)
Acquisition of NASCO Products, LLC	-	-	(250,000)
Proceeds from the sale of machinery and equipment	-	-	631,484
Equity investment	-	-	(700,000)
Net cash used in investing activities	(553,770)	(450,661)	(2,707,992)
Cash flows from financing activities:
Proceeds from exercise of warrants	196	50,688	486,951
Proceeds from exercise of options	-	-	48,300
Payments on borrowings - demand bank loan	-	(174,925)	-
Payments on borrowings - note payable	(333,333)	(333,333)	-
Net proceeds from September 2014 registered direct offering	-	-	9,324,088
Net proceeds from June 2015 registered direct offering	-	5,576,083	-
Net proceeds from February 2016 registered direct offering	5,091,791	-	-
Net proceeds from July 2016 registered direct offering	4,682,764	-	-
Net proceeds from October 2016 registered direct offering	10,707,823	-	-
Stock cancellation	-	(34,500)	-
Net payments from (to) related party	-	46,069	(4,000)
Net advances from officers	-	-	7,471
Net cash provided by financing activities	20,149,241	5,130,082	9,862,810
Net increase (decrease) in cash	9,707,891	(2,642,390)	572,088
Cash - beginning of period	3,760,297	6,402,687	5,830,599
Cash - end of period	$13,468,188	$3,760,297	$6,402,687

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31,

	2016	2015	2014
Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$37,745	$7,600	$7,094
Cash paid during the period for income taxes	$-	$-	$-
Non-cash transactions:
Reclassification of derivative liability to equity due to warrant amendments	$-	$-	$7,367,915
Patent and trademark additions included in accounts payable	$185,341	$310,078	$193,454
Patent and trademark additions included in accrued expenses	$-	$17,715	$-
Machinery and equipment additions included in accounts payable	$7,765	$2,525	$10,904
Reclassification of machinery and equipment purchases to inventory	$-	$-	$37,856
Issuance of common stock in connection with equity investment	$-	$325,000	$-
Other capital contribution	$-	$-	$25,200
License fee included in accrued expenses	$-	$-	$300,000
Equity investment included in accrued expenses	$-	$-	$325,000
Issuance of common stock for equity investment	$-	$-	$394,500
Issuance of common stock for the acquisition of NASCO Products, LLC	$-	$-	$1,952,000
Issuance of warrants as a derivative liability issued under a consulting agreement and included in prepaid consulting fees	$-	$-	$2,810,000
Warrants issued under a consulting agreement resulting in an increase in capital and included in prepaid consulting fees	$-	$-	$1,260,000
Patent additions acquired with note payable	$-	$-	$925,730
Reclassification of warrant liability to capital in excess of par	$2,810,000	$-	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2016

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of 22nd Century Group, Inc. (“22nd Century Group”), its three wholly-owned subsidiaries, 22nd Century Limited, LLC (“22nd Century Ltd”), NASCO Products, LLC (“NASCO”), and Botanical Genetics, LLC (“Botanical Genetics”), and two wholly-owned subsidiaries of 22nd Century Ltd, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Heracles Pharmaceuticals, LLC (“Heracles Pharma”, formerly known as Hercules Pharmaceuticals, LLC) (collectively, the “Company”). All intercompany accounts and transactions have been eliminated.

Nature of Business - 22nd Century Ltd is a plant biotechnology company specializing in technology that allows for the level of nicotine and other nicotinic alkaloids (e.g., nornicotine, anatabine and anabasine) in tobacco plants to be decreased or increased through genetic engineering and plant breeding. The Company currently owns or exclusively controls more than 200 issued patents and more than 50 pending patent applications around the world. Goodrich Tobacco and Heracles Pharma are business units for the Company’s (i) premium cigarettes and potential modified risk tobacco products and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a participating member of the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the Settling States under the MSA, and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group, and was incorporated to facilitate an equity investment more fully described in Note 9.

Reclassifications - Certain items in the 2015 and 2014 financial statements have been reclassified to conform to the 2016 classification.

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

Accounts receivable - The Company periodically reviews aged account balances for collectability. As of December 31, 2016 and 2015, the Company has established an allowance for doubtful accounts in the amount of $10,000.

Inventory - Inventories are valued at the lower of cost or market. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at December 31, 2016 and December 31, 2015 consisted of the following:

	December 31, 2016	December 31, 2015

Inventory – tobacco leaf	$1,936,039	$1,816,857
Inventory – finished goods
Cigarettes and filtered cigars	340,523	342,707
Inventory – raw materials
Cigarette and filtered cigar components	1,071,747	657,389
	3,348,309	2,816,953
Less: inventory reserve	255,623	110,623

	$3,092,686	$2,706,330

Fixed assets - Fixed assets are recorded at their acquisition cost and depreciated on a straight-line basis over their estimated useful lives ranging from 3 to 10 years. Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the primary patent in each of the Company’s two primary patent families, which expire in 2019 and 2028 (the assets’ estimated lives), respectively. Periodic maintenance or renewal fees are expensed as incurred.  Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2028 through 2035. The Company believes costs associated with becoming a signatory to the MSA and acquiring the predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at December 31, 2016 and 2015 consist of the following:

	December 31, 2016	December 31, 2015
Intangible assets, net
Patent and trademark costs	$5,688,440	$5,146,559
Less: accumulated amortization	2,021,926	1,603,893
Patent and trademark costs, net	3,666,514	3,542,666

License fees, net (see Note 14)	1,450,000	1,450,000
Less: accumulated amortization	228,568	130,546
License fees, net	1,221,432	1,319,454

MSA signatory costs	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$7,389,946	$7,364,120

Amortization expense relating to the above intangible assets for the years ended December 31, 2016, 2015 and 2014 amounted to $516,056, $454,612 and $265,284, respectively.

The estimated annual average amortization expense for the next five years is approximately $353,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the years ended December 31, 2016, 2015 or 2014.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

Considering the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2016 and 2015.

The Company’s federal and state tax returns for the years ended December 31, 2013 through December 31, 2015 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2016.

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

Revenue Recognition - The Company recognizes revenue from product sales at the point the product is shipped to a customer and title has transferred.  Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. Cigarette and filtered cigar federal excise taxes and other regulatory fees in the approximate amount of $7,452,000, $5,703,000 and $0 are included in net sales for the years ended December 31, 2016, 2015 and 2014, respectively, except on sales of SPECTRUM research cigarettes, exported cigarettes exported filtered cigars, and in-bond sales of filtered cigars to other federally licensed tobacco product manufactures, to which such taxes do not apply. The Company recognizes revenue from the sale of its MAGIC brand cigarettes in Europe when the cigarettes are sold by the European distributors to the retailers and are sold net of cash discounts, sales returns and allowances, and all applicable taxes.

In 2010, the Company was chosen to be a subcontractor for a 5-year government contract between RTI International (“RTI”) and the National Institute on Drug Abuse (“NIDA”) to supply NIDA with research cigarettes. The contract was renewed in 2015 for an additional 5 years. These government research cigarettes are distributed under the Company’s mark SPECTRUM. In September 2015, the Company received a purchase order for approximately 5.0 million SPECTRUM research cigarettes. Approximately 40% of the order was shipped in December 2015, resulting in the recognition of revenue in the amount of $242,658 during the fourth quarter of 2015. The remainder of the order was shipped in January of 2016 and generated revenue of $329,321. There were no SPECTRUM cigarettes delivered during the balance of 2016.

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

Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $325,000, $229,000 and $30,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Fair Value of Financial Instruments - Financial instruments include cash, receivables, accounts payable, accrued expenses, accrued severance, note payable and warrant liability. Other than warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of the warrant liability includes unobservable inputs and is therefore categorized as a Level 3 measurement, as further discussed in Note 12.

Equity Investments - The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee.

Accounting Pronouncements - In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, “Revenue from Contracts with Customers,” which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The revised effective date for the ASU is for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, with earlier application permitted as of annual reporting periods beginning after December 15, 2016. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations,” to clarify the implementation guidance on principal versus agent. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which clarifies the identifying performance obligations and licensing implementation guidance. The Company will implement the applicable revenue recognition ASU’s for annual reporting periods beginning after December 15, 2017. As a result of such implementation the Company with exclude certain Federal excise and other regulatory fees from revenue and the cost of goods sold.

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

NOTE 2. – OCTOBER 2016 REGISTERED DIRECT OFFERING

On October 19, 2016, the Company closed a registered direct offering with two institutional investors of units consisting of 8,500,000 shares of the Company’s common stock and warrants to purchase 4,250,000 shares of the Company’s common stock at an exercise price of $1.45 per share. The warrants are exercisable for a period of sixty-six (66) months after issuance, are not exercisable for a period of six months immediately following the issuance and had a fair value of approximately $3,380,000 at issuance. The holders of the warrants will not have the right to exercise any portion of the warrants if the holders, together with its respective affiliates, would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock (including securities convertible into common stock) outstanding immediately after the exercise; provided, however, that the holder may increase or decrease this limitation at any time, although any increase shall not be effective until the 61st day following the notice of increase and the holder may not increase this limitation in excess of 9.99%. The common stock and warrants were sold for $1.3425 per unit, resulting in net proceeds to the Company in the amount of $10,707,823, after deducting expenses associated with the transaction.

NOTE 3. – JULY 2016 REGISTERED DIRECT OFFERING

On July 27, 2016, the Company closed a registered direct offering of units consisting of 6,172,840 shares of the Company’s common stock and warrants to purchase 7,043,211 shares of the Company’s common stock. The warrants provide for an exercise price of $1.00 per share and 1,543,210 of the warrants were exercisable immediately and had a fair value of approximately $858,000 at issuance and 5,500,001 of the warrants were exercisable six months from the date of issuance and had a fair value of approximately 3,058,000 at issuance. All the warrants have a term of 5.5 years. The common stock and warrants were sold for $0.81 per unit, resulting in net proceeds to the Company in the amount of $4,682,764, after deducting expenses associated with the transaction. In addition, on July 27, 2016, the Company terminated an aggregate of 5.5 million warrants with exercise prices of $1.21 and $1.25 per share (see Note 4 – February 2016 Registered Direct Offering and Note 5 – June 2015 Registered Direct Offering for additional information).

NOTE 4. - FEBRUARY 2016 REGISTERED DIRECT OFFERING

On February 5, 2016, the Company closed a registered direct offering of units consisting of 5,000,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock at an exercise price of $1.21 per share. The warrants were exercisable for a period of sixty-six (66) months after issuance, were not exercisable for a period of six months immediately following the issuance and had a fair value of approximately $1,940,000 at issuance. The common stock and warrants were sold for $1.10 per unit, resulting in net proceeds to the Company in the amount of $5,091,791, after deducting expenses associated with the transaction. The warrants associated with this transaction were terminated on July 27, 2016 (see Note 3 – July 2016 Registered Direct Offering for additional information).

NOTE 5. - JUNE 2015 REGISTERED DIRECT OFFERING

On June 2, 2015, the Company closed a registered direct offering of units consisting of 6,000,000 shares of the Company’s common stock and warrants to purchase 3,000,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The warrants were exercisable for a period of sixty-six (66) months after issuance, were not exercisable for a period of six months immediately following the issuance and had a fair value of approximately $2,067,000 at issuance. The common stock and warrants were sold for $1.00 per unit, resulting in net proceeds to the Company in the amount of $5,576,083, after deducting expenses associated with the transaction. The warrants associated with this transaction were terminated on July 27, 2016 (see Note 3 – July 2016 Registered Direct Offering for additional information).

NOTE 6. - JOINT VENTURE, CONSULTING AGREEMENT AND ASSOCIATED WARRANTS

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

The six-month Consulting Agreement (the “Consulting Agreement”), entered into with Crede on September 29, 2014, expired on March 29, 2015. The value of the warrants issued in conjunction with the Consulting Agreement in the aggregate amount of $4,070,000 and initially recorded as prepaid consulting fees have been fully amortized. The amortization of the prepaid consulting fees amounted to $1,978,785 and $2,091,215 for the years ended December 31, 2015 and 2014, respectively, and are included in General and administrative expenses in the Company’s Consolidated Statements of Operations. There was no amortization of prepaid consulting fees for the year ended December 31, 2016.

Four tranches of warrants were issued to Crede in conjunction with the Consulting Agreement as follows: Tranche 1A warrant to purchase 1,250,000 shares of Company common stock, Tranche 1B warrant to purchase 1,000,000 shares of Company common stock, Tranche 2 warrant to purchase 1,000,000 shares of Company common stock and Tranche 3 warrant to purchase 1,000,000 shares of Company common stock. The Tranche 1A warrant contained an exchange rights clause that required derivative liability treatment under FASB ASC 480 - “Distinguishing Liabilities from Equity.” The Company valued the derivative liability associated with the Tranche 1A warrant at inception at $2,810,000 and the liability was recorded on the Company’s Consolidated Balance Sheets in Warrant liability. In March 2016, the Company provided notice to Crede that Crede repeatedly breached the activity restrictions contained in the warrants and because the terms of the Tranche 1A warrant provide that the availability of the exchange feature was subject to compliance with such activity restrictions, the exchange rights clause contained in the Tranche 1A warrant was no longer available and was thereafter void (although the remaining amount of shares underlying the warrant without the exchange feature remained fully exercisable at $3.36 per share through the warrant expiration date of September 29, 2016). Accordingly, the Company reclassified the warrant liability associated with the Tranche 1A warrant to Capital in excess of par on its Consolidated Balance Sheets during March 2016. The Tranche 1A and Tranche 1B warrants all expired without exercise on September 29, 2016. (See Note 14 - Commitments and contingencies for additional information).

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

NOTE 7. - MANUFACTURING FACILITY

The Company’s manufacturing operations at its North Carolina factory were not at full production capacity during the years ended December 31, 2016 and 2015, but the Company continued manufacturing a third-party MSA cigarette brand, filtered cigars on a contract basis, and the Company’s own proprietary cigarette brand, RED SUN. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and finished goods inventory. General and administrative expenses of the factory amounted to $551,678 and $607,713 for the years ended December 31, 2016 and 2015, respectively.

The Company’s manufacturing operations were primarily in a pre-manufacturing stage during the year ended December 31, 2014. During this period the Company incurred various expenses to prepare the facility for production. Pre-manufacturing expenses incurred during the year ended December 31, 2014 amounted to $1,176,676 and are reported as Pre-manufacturing facility costs on the Company’s Consolidated Statements of Operations.

NOTE 8. - MACHINERY AND EQUIPMENT

Machinery and equipment at December 31, 2016 and 2015 consists of the following:

	December 31, 2016	December 31, 2015
Cigarette manufacturing equipment	$3,193,580	$3,016,246
Office furniture, fixtures and equipment	103,945	95,361
Laboratory equipment	19,076	-
	3,316,601	3,111,607
Less: accumulated depreciation	881,938	555,814
Machinery and equipment, net	$2,434,663	$2,555,793

Depreciation expense was $326,124, $319,699 and $230,012 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 9. - EQUITY INVESTMENT AND ADVANCE

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

The Company uses the equity method of accounting to record its 24.4% ownership interest in Anandia (ownership was 25% prior to a dilutive event on September 8, 2016). As of December 31, 2016, and December 31, 2015, the Company’s equity investment balance in Anandia was $1,020,313 and $1,222,651, respectively, and is classified within Other assets on the accompanying Consolidated Balance Sheets. As of September 15, 2014, the carrying value of our investment in Anandia was approximately $1,199,000 in excess of our share of the book value of the net assets of Anandia, with such difference being attributable to intangible assets. This intangible asset is being amortized over the expected benefit period and this amortization expense of $57,648, $57,648 and $16,815 for the years ended December 31, 2016, 2015 and 2014, respectively, has been included in the Loss on equity investment in the accompanying Consolidated Statements of Operations. In addition, the Company has recorded an equity loss of $144,690, 38,036 and $84,350 for the years ended December 31, 2016, 2015 and 2014, respectively, representing the Company’s portion of Anandia’s net losses, resulting in a total loss on equity investment of $202,338, $95,684 and $101,165 for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 10. - NOTES PAYABLE AND PATENT ACQUISITION

On December 22, 2014, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with the National Research Council of Canada (“NRC”) to acquire certain patent rights that the Company had previously licensed from NRC under a license agreement between the parties. The Purchase Agreement provided for payment by the Company to NRC for the NRC patent rights a total amount of $1,213,000, of which $213,000 was paid in cash at the closing on December 23, 2014, and with the remaining $1,000,000 balance to be paid in three equal installments of $333,333 in December of 2015, 2016 and 2017, respectively, with no interest on the installment payments unless the Company defaults on any such installment payments. As such, the Company computed the present value of the note payable using the Company’s incremental borrowing rate. The resulting present value of the note payable amounted to $925,730 at December 31, 2014. After the scheduled installment payments of $333,333 made by the Company to NRC on December 22, 2016 and 2015 and the accretion of interest, the remaining present value of the note payable amounts to $307,938; with $307,938 and $0 recorded as the current and long-term portion of the note payable, respectively, at December 31, 2016 ($616,520; with $308,582 and $307,938 as the current and long-term portion of the note payable, respectively, at December 31, 2015). The cost of the acquired patents in the amount of $1,138,730 (cash of $213,000 plus the original discounted notes payable in the amount of $925,730) are included in Intangible assets, net on the Company’s Consolidated Balance Sheets. All previous license agreements between NRC and the Company were terminated as a condition of the Purchase Agreement. NRC has a security interest in these patent rights acquired by the Company from NRC until the note payable has been satisfied.

NOTE 11. - SEVERANCE LIABILITY

 The Company recorded an accrual for severance during the fourth quarter of 2014 in the initial amount of $624,320 in accordance with FASB ASC 712 - “Compensation - Nonretirement Postemployment Benefits.” The severance accrual relates to the October 25, 2014 termination of Joseph Pandolfino, the Company’s former Chairman of the Board and Chief Executive Officer. The prior Employment Agreement with Mr. Pandolfino provided that in certain circumstances Mr. Pandolfino would receive severance payments in the gross amount of $18,750 per month, subject to customary withholdings, over a term of 36 months. Amounts owed to Mr. Pandolfino have been discounted using the Company’s incremental borrowing rate, resulting in current and long-term liabilities of $212,012 and $412,308, respectively, at December 31, 2014. Due to alleged breaches of the Employment Agreement by Mr. Pandolfino, payments were suspended by the Company on February 13, 2015. Resulting litigation between Mr. Pandolfino and the Company was settled on November 6, 2015, and pursuant to the settlement agreement Mr. Pandolfino’s severance benefits were reinstated, including a catch-up payment through the date of the settlement. As a result of the severance benefit payments made during 2016, the discounted current and long-term balance of the severance liability amounted to $199,657 and $0, respectively, at December 31, 2016 ($220,661 and $199,658, respectively, at December 31, 2015).

NOTE 12. - WARRANT EXCHANGE PROGRAM AND WARRANTS FOR COMMON STOCK

On December 31, 2016, the Company had outstanding warrants to purchase 13,781,921 shares of common stock of the Company, of which only 94,721 warrants contain an anti-dilution feature. The Crede Tranche 2 and Tranche 3 warrants are excluded from the outstanding warrant total of 13,781,921 (see Note 6 – Joint Venture, Consulting Agreement and Associated Warrants for additional information).

On January 25, 2016, warrants to purchase 67,042 shares of common stock were exercised, primarily on a cashless basis, resulting in the issuance of 2,618 shares of the Company’s common stock. On January 25, 2016, warrants to purchase 6,831,115 shares of common stock expired without being exercised.

Pursuant to the registered direct offering that closed on October 19, 2016, and discussed in Note 2, the Company issued warrants to purchase 4,250,000 shares of common stock with an exercise price of $1.45 per share. These warrants had a term of sixty-six (66) months, were not exercisable for six months immediately following the date of issuance, did not contain an anti-dilution feature, and had a fair value of approximately $3,380,000 at issuance.

Pursuant to the registered direct offering that closed on July 27, 2016, and discussed in Note 3, the Company issued warrants to purchase 7,043,211 shares of common stock. The warrants provide for an exercise price of $1.00 per share and 1,543,210 of the warrants were exercisable immediately and had a fair value of approximately $858,000 at issuance and 5,500,001 of the warrants were exercisable six months from the date of issuance and had a fair value of approximately $3,058,000 at issuance. All the warrants have a term of 5.5 years and do not contain an anti-dilution feature. In addition, on July 27, 2016, the Company terminated an aggregate of 5.5 million warrants with exercise prices of $1.21 and $1.25 per share (see also Note 4 – February 2016 Registered Direct Offering and Note 5 – June 2015 Registered Direct Offering for additional information).

Pursuant to the registered direct offering that closed on February 5, 2016, and discussed in Note 4, the Company issued warrants to purchase 2,500,000 shares of common stock with an exercise price of $1.21 per share. These warrants had a term of sixty-six (66) months, were not exercisable for six months immediately following the date of issuance, did not contain an anti-dilution feature, and had a fair value of approximately $1,940,000 at issuance. The warrants associated with this transaction were terminated on July 27, 2016 (see Note 3 – July 2016 Registered Direct Offering for additional information).

Pursuant to the registered direct offering that closed on June 2, 2015, and discussed in Note 5, the Company issued warrants to purchase 3,000,000 shares of common stock with an exercise price of $1.25 per share. These warrants had a term of sixty-six (66) months, were not exercisable for six months immediately following the date of issuance, did not contain an anti-dilution feature, and had a fair value of approximately $2,067,000 at issuance. The warrants associated with this transaction were terminated on July 27, 2016 (see Note 3 – July 2016 Registered Direct Offering for additional information).

Outstanding warrants at December 31, 2016 consist of the following:

Warrant Description	Number of Warrants	Exercise Price	Expiration

December 2011 convertible NP warrants	172,730	$1.1984	February 8, 2017
December 2011 convertible NP warrants	802,215	$1.3816	February 6, 2018
May 2012 PPO warrants	401,700	$0.6000	May 15, 2017
November 2012 PPO warrants	925,100	$0.6000	November 9, 2017
August 2012 convertible NP warrants(1)	94,721	$0.9310	August 8, 2018
August 2012 convertible NP warrants	92,244	$0.9060	August 8, 2018
July 2016 registered direct offering warrants	7,043,211	$1.0000	January 27, 2021
October 2016 registered direct offering warrants	4,250,000	$1.4500	April 19, 2022

Total warrants outstanding (2), (3)	13,781,921

(1)	Includes anti-dilution features.
(2)	Includes warrants to purchase 533,000 shares of common stock (3.9%) held by officers and directors that have had the anti-dilution feature removed.
(3)	Includes warrants to purchase 312,730 shares of common stock (2.3%) held by a former officer and director that have had the anti- dilution feature removed.

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

As a result of the previously exercisable exchange rights contained in the Tranche 1A warrants, the financial instrument was previously considered a liability in accordance with FASB Accounting Standards Codification Topic 480 - “Distinguishing Liabilities from Equity” (“ASC 480”). More specifically, ASC 480 requires a financial instrument to be classified as a liability if such financial instrument contains a conditional obligation that the issuer must or may settle by issuing a variable number of its equity securities if, at inception, the monetary value of the obligation is based on a known fixed monetary amount. As a result of the actions by Crede that caused the exchange rights feature to be voided (see Note 6 - Joint Venture, Consulting Agreement and Associated Warrants for additional information), the Company reclassified the Tranche 1A warrant liability to Capital in excess of par. The Tranche 1A warrant expired in September 2016 unexercised.

The following table is a roll-forward summary of the warrant liability:

Fair value at December 31, 2013	$3,779,522
Reclassification of warrant liability to equity resulting from Warrant Amendments - Q1 2014	(7,367,915)
Cost of inducement from Warrant Amendments - Q1 2014	144,548
Fair value of warrant liability resulting from issuance of Crede Tranche 1A Warrants - Q3 2014	2,810,000
Loss as a result of change in fair value	3,676,691
Fair value at December 31, 2014	$3,042,846
Gain as a result of change in fair value	(144,550)
Fair value at December 31, 2015	$2,898,296
Reclassification of warrant liability to capital in excess of par	(2,810,000)
Gain as a result of change in fair value	(29,615)
Fair value at December 31, 2016	$58,681

The aggregate net gain (loss) as a result of the Company’s warrant liability for the years ended December 31, 2016, 2015 and 2014 amounted to $29,615, $144,500 and ($3,676,691), respectively, which are included in Other income (expense) under Warrant liability gain (loss) - net in the accompanying Consolidated Statements of Operations.

FASB ASC 820 - “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

·	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;

·	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

·	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

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

The following table summarizes the Company’s warrant activity since December 31, 2013:

Number of Warrants
Warrants outstanding at December 31, 2013	10,653,469
Warrants issued in conjunction with consulting agreement	4,250,000
Warrants exercised during 2014	(1,247,443)
Additional warrants due to anti-dilution provisions	18,383
Warrants outstanding at December 31, 2014	13,674,409
Warrants issued in conjunction with registered direct offering	3,000,000
Warrants exercised during 2015	(40,000)
Additional warrants due to anti-dilution provisions	369
Warrants outstanding at December 31, 2015	16,634,778
Warrants issued in conjunction with registered direct offering	2,500,000
Unexercisable warrants(1)	(2,000,000)
Warrants exercised during January 2016	(67,042)
Warrants expired during January 2016	(6,831,115)
June 2015 registered direct offering warrants cancelled	(3,000,000)
February 2016 registered direct offering warrants cancelled	(2,500,000)
Warrants issued in conjunction with July 2016 registered direct offering	7,043,211
Additional warrants due to anti-dilution provisions	2,089
Warrants expired during September 2016(2)	(2,250,000)
Warrants issued in conjunction with October 2016 registered direct offering	4,250,000
Warrants outstanding at December 31, 2016	13,781,921

Composition of outstanding warrants:
Warrants containing anti-dilution feature	94,721
Warrants without anti-dilution feature	13,687,200
13,781,921

(1)	Crede Tranche 2 Warrants and Tranche 3 Warrants are not exercisable (see Note 6 for additional information).
(2)	Crede Tranche 1A Warrants and Crede Tranche 1B Warrants expired unexercised on September 29, 2016.

NOTE 13. - RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k).  The plan covers all employees who meet the minimum eligibility requirements.  Under the 401(k) plan eligible employees are allowed to make voluntary deferred salary contribution to the plan, subject to statutory limits.  The Company has elected to make Safe Harbor Non-elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation. Total employer contributions to the plan for the years ended December 31, 2016, 2015 and 2014 amounted to $84,499, $56,208 and $27,485, respectively.

NOTE 14. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty for 2015 was $75,000 and in 2016 the minimum annual royalty increased to $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the years ended December 31, 2016, 2015 and 2014 the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $84,191, $103,641 and $122,879, respectively.

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. Additionally, the License calls for the Company to pay NCSU a non-refundable, non-creditable minimum annual royalties beginning on December 31, 2018 in the amount of $10,000. The minimum annual royalty payment increases to $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the years ended December 31, 2016 and 2015, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $6,075 and $0, respectively. This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. Under the terms of the Agreement, the Company paid NCSU $162,408 over the two-year term of the Agreement, which grants certain licensed rights to the Company. The Company has extended the Agreement through January 31, 2017 at an additional cost of $85,681. The Company plans to extend and amend its Agreement in 2017 with NCSU relating to very low nicotine tobacco plants.

All payments made under the above referenced license agreement and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations. The amounts expensed during the years ended December 31, 2016, 2015 and 2014 were $447,808, $156,204 and $149,437, respectively.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. Beginning in calendar year 2018, the Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the years ended December 31, 2016, 2015 and 2014, the aggregated costs incurred related to capitalized patent costs and patent maintenance expense amounted to $43,740, $75,351 and $1,089, respectively. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization expense during the years ended December 31, 2016, 2015 and 2014 amounted to $98,022, $98,022 and $32,524, respectively, and was included in Research and development costs on the Company’s Consolidated Statements of Operations.

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia will conduct research on behalf of the Company relating to the cannabis plant. The Agreement has an initial term of twelve (12) months from the date of the Agreement and can be extended at the sole option of the Company for two (2) additional periods of twelve (12) months each. The Company is currently in negotiations to exercise the first extension option that contains a potential annual budget of approximately $785,000. The Company has paid Anandia $379,800 over the initial term of the Agreement. During the years ended December 31, 2016 and 2015 expenses related to the Agreement amounted to $263,400 and $116,400, respectively, and are included in Research and development costs on the Company’s Consolidated Statements of Operations. Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third-party, then the Company and Anandia will share equally in such sublicensing consideration.

The Company had an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants. The extended term of the R&D agreement with UVA expired on October 31, 2016. The Company incurred R&D expenses under the agreement in the amount $224,560, $224,428 and $222,862 for the years ended December 31, 2016, 2015 and 2014, respectively. In December 2016, the Company entered into a new sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which we will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s unique hemp plants. UVA and the Company will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The new agreements with UVA and UVA LVG grant the Company exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG.

Lease Agreements - The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis. The lease commenced on January 14, 2014, and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at the option of the Company. The Company is currently in the first two-year lease extension term that will expire on October 31, 2017. The lease expense for the years ended December 31, 2016, 2015 and 2014 amounted to approximately $146,000, $127,000 and $98,000, respectively. The future minimum lease payments if the Company exercises each of the additional extensions are approximately as follows:

Year ended December 31, 2017 -	$156,000
Year ended December 31, 2018 -	$169,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

The Company has a lease for its office space in Clarence, New York and extended the lease for an additional one-year renewal period expiring on August 31, 2017. Future minimum lease payments for the year ended December 31, 2017 are approximately $31,000.

On November 1, 2015, the Company entered into a one-year lease for 25,000 square feet of warehouse space in North Carolina to store the Company’s proprietary tobacco leaf. The lease calls for a monthly lease payment of $3,750 and contains a three-year renewal option after the initial one-year term. In October of 2016, the Company exercised the three-year renewal option after the one-year term. Future minimum lease payments for the years ended December 31, 2017, 2018 and 2019 are $45,000, $45,000 and $37,500, respectively, if the Company exercises the optional renewal period.

On May 1, 2016, the Company entered into a sublease for laboratory space in Buffalo, New York. The sublease calls for a monthly payment of $1,471, expires on April 30, 2017 and contains an option to extend the lease for a period of one year through April 30, 2018. Future minimum sublease payments for the years ended December 31, 2017 and 2018 are approximately $18,000 and $6,000, respectively, if the Company exercises the optional renewal period.

On September 1, 2016, the Company entered into a sublease for warehouse space in North Carolina to store and operate tobacco leaf processing equipment. The sublease calls for a monthly payment of $1,200, expires on August 31, 2017 and contains twelve-month renewal options as long as the sublessor continues to sublease the warehouse. Future minimum sublease payments for the year ended December 31, 2017 are $14,400 per year for each subsequent year the warehouse space is sublet by the Company.

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

Following such ruling, on July 11, 2016, the Company filed a motion to sever the Crede lawsuit into two separate cases, requesting all claims relating to the Tranche 1A warrant and the securities purchase agreement to stay in the SDNY Court and all claims relating to the China joint venture agreement to be transferred to the United States District Court for the Western District of New York (the “WDNY Court”), where the Company’s headquarters are located.  On January 20, 2017, the SDNY Court granted the Company’s motion.

On February 14, 2017, Crede voluntarily dismissed its lawsuit against the Company in the WDNY Court.

On February 21, 2017, the SDNY Court granted the Company’s request to file a motion for summary judgment for the claims remaining in the SDNY Court, with all discovery in the case being deferred until after the SDNY Court conducts a hearing and issues its decision on the summary judgment motion to be filed by the Company.

We believe that the claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims.  The Company has defended and intends to continue to defend against these claims vigorously.

NOTE 15. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014:

	December 31,	December 31,	December 31,
	2016	2015	2014

Net loss attributed to common shareholders	$(11,581,430)	$(11,031,931)	$(15,595,358)

Denominator for basic earnings per share-weighted average shares outstanding	79,842,773	68,143,284	59,993,413

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	79,842,773	68,143,284	59,993,413

Loss per common share - basic and diluted	$(0.15)	$(0.16)	$(0.26)

Securities outstanding that were excluded from the computation of earnings per share for the years ended December 31, 2016, 2015 and 2014 because they would have been anti-dilutive are as follows:

	December 31,	December 31,	December 31,
	2016	2015	2014
Warrants	13,781,921	16,634,778	13,674,409
Restricted stock	-	-	250,000
Options	5,650,679	3,161,642	890,000
	19,432,600	19,796,420	14,814,409

NOTE 16. - EQUITY BASED COMPENSATION

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

During the year ended December 31, 2016, the Company issued stock option awards from the OIP for 2,389,037 shares to eligible individuals having vesting periods ranging from six months to three and one-half years from the date of the award. During the year ended December 31, 2015, the Company issued stock option awards from the OIP for 1,821,642 shares and restricted stock option awards from the OIP for 20,000 shares to eligible individuals having vesting periods ranging from six months to one year from the date of the awards. All stock option awards were valued using the Black-Scholes option-pricing model on the date of the award, and all restricted stock awards were valued at the closing price of the Company’s common stock on the NYSE MKT on the date of the award.

For the years ended December 31, 2016, 2015 and 2014, the Company recorded compensation expense related to restricted stock and stock option awards granted under the EIP and OIP of $880,509, $1,326,393 and $2,293,082, respectively. During the year ended December 31, 2016, the Company issued stock to third-party service providers in the amount of 15,811 shares and issued stock options in the amount of 100,000 shares to a third-party service provider. During the year ended December 31, 2015, the Company issued restricted stock to third-party service providers in the amount of 279,196 shares and issued stock options to third-party service providers in the amount of 400,000 shares. The Company recorded equity based compensation expense related to the third-party providers for the years ended December 31, 2016, 2015 and 2014 in the amount of $30,873, $280,362 and $140,170, respectively, and does not include equity based compensation under the Crede Consulting Agreement in the amount of $0, $1,978,785 and $2,091,215 for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, unrecognized compensation expense related to non-vested restricted shares and stock options amounted to approximately $1,383,000 which is expected to be recognized approximately as follows: $447,000, $357,000 and $112,000 during 2017, 2018 and 2019, respectively. Approximately $467,000 of the unrecognized compensation expense relates to previously issued stock options, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31 2016, 2015 and 2014:

	2016	2015	2014
Risk-free interest rate (weighted average)	1.31%	1.60%	1.80%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	90%	90%	90%
Expected life of options (weighted average)	4.87 years	8.96 years	10 years

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

A summary of all stock option activity since December 31, 2013 is as follows:

		Weighted	Weighted Average Remaining	Aggregate
	Number of Options	Average Exercise Price	Contractual Term	Intrinsic Value

Outstanding at December 31, 2013	660,000	$0.74
Granted in 2014	300,000	$2.61
Exercised in 2014	(70,000)	$0.69
Outstanding at December 31, 2014	890,000	$1.38
Reinstated in 2015	50,000	$0.69
Granted in 2015	2,221,642	$1.00
Outstanding at December 31, 2015	3,161,642	$1.10
Granted in 2016	2,489,037	$0.97
Outstanding at December 31, 2016	5,650,679	$1.04	7.4 years	$875,845

Exercisable at December 31, 2016	2,711,642	$1.07	6.8 years	$433,380

There were stock options granted during the years ended December 31, 2016, 2015 and 2014, to purchase a total of 2,489,037, 2,221,642 and 300,000 shares, respectively. The weighted average grant date fair value of options issued during the years ended December 31, 2016, 2015 and 2014 was $0.66, $0.58 and $2.07, respectively. The total fair value of options that vested during years ended December 31, 2016, 2015, and 2014 amounted to $1,242,110, $206,500 and $103,250, respectively. During the year ended December 31, 2014, 70,000 options were exercised for cash proceeds of $48,300. No options were exercised during the years ended December 31, 2016 and 2015.

NOTE 17. - INCOME TAXES

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2016, 2015 and 2014.

	2016	2015	2014

Current:
Federal	$-	$-	$-
State	-	-	-
Total current	-	-	-

Deferred:
Federal	(2,424,497)	(3,372,964)	(3,494,787)
State	21,452	(155,352)	160,319
Total deferred	(2,403,045)	(3,528,316)	(3,334,468)
Change in valuation allowance	2,403,045	3,528,316	3,334,468
	$-	$-	$-

The provision (benefit) for income tax varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss as follows:

	2016	2015	2014

Statutory federal rate	(34.0)%	(34.0)%	(34.0)%
Other items	(0.2)	0.0	0.6
Derivative liability	11.9	(0.5)	8.4
Stock based compensation	1.5	3.1	2.5
State tax provision, net of federal benefit	0.1	(0.9)	1.1
Valuation allowance	20.7	32.3	21.4

Effective tax rate (benefit) provision	0.0%	0.0%	0.0%

Individual components of deferred taxes consist of the following as of December 31:

	2016	2015	2014

Deferred tax assets:
Net operating loss carry-forward	$11,626,143	$7,745,734	$4,775,536
Accounts receivable reserve	3,499	3,499	-
Inventory	96,934	38,707	17,713
Stock-based compensation	282,850	1,599,916	809,319
Start-up expenditures	477,917	514,680	388,130
Loss on equity investment	139,676	68,877	35,398
Severance liability	69,860	147,070	218,450
Other	21,423	9,272	6,561
	12,718,302	10,127,755	6,251,107
Deferred tax liabilities:
Fixed assets	(316,232)	(227,186)	(80,251)
Patents and trademarks	(807,137)	(767,044)	(624,010)
Other intangible assets	(138,713)	(80,349)	(21,986)
	(1,262,082)	(1,074,579)	(726,247)
Valuation allowance	(11,456,220)	(9,053,176)	(5,524,860)

Net deferred taxes	$-	$-	$-

The Company has incurred a net operating loss (“NOL”) of approximately $33,700,000 through December 31, 2016 and this amount is being carried forward to future years and begins to expire in 2031. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future before they expire, the company has recorded a valuation allowance to reduce the net deferred tax asset to zero. This NOL is included in the net deferred tax asset that has been fully offset by the valuation allowance. Utilization of the NOL carryforwards may be subject to an annual limitation (or the NOL’s may expire unutilized) in the case of equity ownership changes, as defined by tax law.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has no uncertain tax positions as of December 31, 2016.

NOTE 18. - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Below is selected quarterly financial data for the years ended December 31, 2016 and 2015:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Revenue, net	$3,019,056	$2,827,658	$3,097,648	$3,335,617

Gross (loss) profit	$123,646	$(140,913)	$(184,618)	$(227,814)

Loss from operations	$(3,228,404)	$(2,830,830)	$(2,595,812)	$(2,732,801)

Net loss	$(3,252,452)	$(2,902,354)	$(2,679,988)	$(2,746,636)

Loss per common share - basic and diluted	$(0.04)	$(0.04)	$(0.03)	$(0.03)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Revenue, net	$616,138	$2,306,953	$2,667,506	$2,931,401

Gross (loss) profit	$(16,442)	$(293,493)	$(281,422)	$10,795

Loss from operations	$(4,119,463)	$(2,346,736)	$(2,747,501)	$(2,830,183)

Net loss	$(4,116,739)	$(1,288,703)	$(2,761,691)	$(2,864,798)

Loss per common share - basic and diluted	$(0.06)	$(0.02)	$(0.04)	$(0.04)

NOTE 19. - SUBSEQUENT EVENTS

The Company’s Form S-3, universal shelf registration statement, was filed with the U.S. Securities and Exchange Commission (“SEC”) on December 30, 2016, and became effective on January 17, 2017. The universal shelf registration statement will allow, but not compel, the Company to raise up to $100 million of capital over a three-year period ending January 17, 2020 through a wide array of securities at times and in amounts to be determined by the Company.

On January 20, 2017, the United States District Court for the Southern District of New York (the “SDNY Court”) granted the Company’s motion to sever the Crede lawsuit into two separate cases, requesting all claims relating to the Tranche 1A warrant and the securities purchase agreement to stay in the SDNY Court and all claims relating to the China joint venture agreement to be transferred to the United States District Court for the Western District of New York (the “WDNY Court”), where the Company’s headquarters are located. Additionally, on February 14, 2017, Crede voluntarily dismissed its lawsuit against the Company in the WDNY Court, determining not to pursue its claims against the Company related to the terminated China joint venture. Also, on February 21, 2017, the SDNY Court granted the Company’s request to file a motion for summary judgment for the claims remaining in the SDNY Court, with all discovery in the case being deferred until after the SDNY Court conducts a hearing and issues its decision on the summary judgment motion to be filed by the Company. Please see the Litigation section of Note 14 – Commitments and Contingencies for a detailed discussion of the Crede lawsuit.

Item 15(b).	Exhibits

In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

·	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

·	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

·	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

·	Were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

4.4  Form of Tranche 1A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 30, 2014).

4.5  Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 29, 2015).

4.6  Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 26, 2016)

4.7  Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 26, 2016)

4.8   Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 17, 2016)

10.1† 2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-8 filed with the Commission on March 30, 2011).

10.2† Employment Agreement dated as of January 25, 2011, by and between the Company and Henry Sicignano III (incorporated herein by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.3† Employment Agreement dated as of March 15, 2011, by and between the Company and Michael R. Moynihan (incorporated by reference to Exhibit 10.18 to the Company’s Form S-1 registration statement filed with the Commission on June 6, 2011).

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

10.15† Employment Agreement, dated October 7, 2015, between Dr. Rushton and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 9, 2015).

10.16  *††† Research Funding Agreement dated December 14, 2016 with The Rector and Visitors of the University of Virginia, a not-for-profit Virginia educational institutional of the Commonwealth of Virginia.

10.17  *††† Exclusive License Agreement dated December 14, 2016 with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group, a Virginia non-profit corporation.

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

101.INS XBRL Instance Document*

101.SCH XBRL Taxonomy Extension Schema ocument*

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

††† Certain portions of the exhibit have been omitted pursuant to a request for confidential treatment. An unredacted copy of the exhibit has been filed separately with the United States Securities and Exchange Commission pursuant to the request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

22nd CENTURY GROUP, INC.

Date:	March 8, 2017	By:	/s/ Henry Sicignano, III
Henry Sicignano, III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 8, 2017	By:	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 8, 2017	By:	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Executive Officer and Director

Date:	March 8, 2017	By:	/s/ Joseph Alexander Dunn, Ph.D.
Joseph Alexander Dunn, Ph.D. Director

Date:	March 8, 2017	By:	/s/ James W. Cornell
James W. Cornell Director

Date:	March 8, 2017	By:	/s/ Richard M. Sanders
Richard M. Sanders Director

Date:	March 8, 2017	By:	/s/ Nora B. Sullivan
Nora B. Sullivan Director