Form 10-Q
period 2018-03-31
22nd Century Group, Inc.
filed 2018-05-03
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

As of May 3, 2018, there were 124,311,087 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

March 31, 2018 with Comparative Figures at December 31, 2017

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,545,244	$3,659,534
Short-term investment securities	53,864,910	58,975,513
Accounts receivable	676,230	957,066
Inventory, net	3,162,232	3,282,537
Prepaid expenses and other assets	1,053,577	746,805
Total current assets	64,302,193	67,621,455

Machinery and equipment, net	3,437,462	3,316,047

Other assets:
Intangible assets, net	7,476,679	7,435,411
Investment	7,513,581	1,366,493
Total other assets	14,990,260	8,801,904

Total assets	$82,729,915	$79,739,406

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,318,679	$2,080,691
Accrued expenses	1,649,393	1,987,675
Deferred income	-	28,350
Warrant liability	167,779	216,490
Total current liabilities	5,135,851	4,313,206

Commitments and contingencies (Note 9)	-	-

Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
124,311,087 common shares (123,569,367 at December 31, 2017)	1,243	1,236
Capital in excess of par value	167,373,905	166,592,536
Accumulated deficit	(89,781,084)	(91,167,572)
Total shareholders' equity	77,594,064	75,426,200

Total liabilities and shareholders' equity	$82,729,915	$79,739,406

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31,

(unaudited)

	2018	2017

Revenue:
Sale of products, net	$6,116,039	$2,231,517

Cost of goods sold (exclusive of depreciation shown separately below):
Products	6,044,461	2,505,414

Gross profit (loss)	71,578	(273,897)

Operating expenses:
Research and development (including equity based compensation of $220,413 and $13,950, respectively)	2,516,769	550,851
General and administrative (including equity based compensation of $307,488 and $128,449, respectively)	2,032,392	1,620,479
Sales and marketing (including equity based compensation of $35,975 and $26,580, respectively)	199,109	295,713
Depreciation	124,528	88,121
Amortization	167,552	140,888
	5,040,350	2,696,052

Operating loss	(4,968,772)	(2,969,949)

Other income (expense):
Warrant liability gain (loss) - net	48,711	(5,344)
Realized gain on short-term investment securities	195	-
Unrealized loss on short-term investment securities	(92,574)	-
Unrealized gain on investment	6,147,088	346,180
Interest income, net	251,840	15,755
Interest expense	-	(7,919)
	6,355,260	348,672

Income (loss) before income taxes	1,386,488	(2,621,277)

Income taxes	-	-

Net income (loss)	$1,386,488	$(2,621,277)

Net income (loss) per common share - basic	$0.01	$(0.03)
Net Income (loss) per common share - diluted	$0.01	$(0.03)

Common shares used in basic earnings per share calculation	124,019,946	90,699,874
Common shares used in diluted earnings per share calculation	144,164,438	90,699,874

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

Three Months Ended March 31, 2018

(unaudited)

	Common	Par Value	Capital in
	Shares	of Common	Excess of	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Deficit	Equity

Balance at December 31, 2017	123,569,367	$1,236	$166,592,536	$(91,167,572)	$75,426,200

Stock issued in connection with warrant exercises	426,180	4	(4)	-	-

Stock issued in connection with option exercises	315,540	3	217,497	-	217,500

Equity based compensation	-	-	563,876	-	563,876

Net income	-	-	-	1,386,488	1,386,488

Balance at March 31, 2018	124,311,087	$1,243	$167,373,905	$(89,781,084)	$77,594,064

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31,

(unaudited)

	2018	2017

Cash flows from operating activities:
Net income (loss)	$1,386,488	$(2,621,277)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	267,575	204,503
Amortization of license fees	24,506	24,506
Unrealized gain on investment	(6,147,088)	(346,180)
Unrealized loss on short-term investment securities	92,574	-
Realized gain on short-term investment securities	(195)	-
Warrant liability (gain) loss	(48,711)	5,344
Accretion of interest on note payable and accrued severance	-	7,919
Equity based employee compensation expense	563,876	168,979
Decrease in allowance for doubtful accounts	-	(10,000)
(Increase) decrease in assets:
Accounts receivable	280,836	48,858
Inventory	120,305	57,713
Prepaid expenses and other assets	(306,772)	(238,111)
Increase (decrease) in liabilities:
Accounts payable	989,360	228,754
Accrued expenses	(338,282)	(174,444)
Accrued severance	-	(51,923)
Deferred income	(28,350)	-
Net cash used in operating activities	(3,143,878)	(2,695,359)
Cash flows from investing activities:
Acquisition of patents and trademarks	(28,751)	(30,097)
Acquisition of machinery and equipment	(177,384)	(13,710)
Sales and maturities of short-term investment securities	41,937,515	-
Purchase of short-term investment securities	(36,919,292)	-
Net cash provided by (used in) investing activities	4,812,088	(43,807)
Cash flows from financing activities:
Proceeds from exercise of stock options	217,500	-
Net cash provided by financing activities	217,500	-
Net increase (decrease) in cash	1,885,710	(2,739,166)
Cash and cash equivalents - beginning of period	3,659,534	13,468,188
Cash and cash equivalents - end of period	$5,545,244	$10,729,022

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$-	$1,631
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Patent and trademark additions included in accounts payable	$180,070	$159,693
Machinery and equipment additions included in accounts payable	$68,559	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair and non-misleading presentation of the financial statements have been included.

Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The balance sheet as of December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all the information and footnotes required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the December 31, 2017 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on March 7, 2018.

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

Nature of Business - 22nd Century Ltd is a plant biotechnology company specializing in technology that allows (i) for the level of nicotine and other nicotinic alkaloids in tobacco plants to be decreased or increased through genetic engineering and plant breeding and (ii) the levels of cannabinoids in hemp plants to be decreased or increased through genetic engineering and plant breeding. Goodrich Tobacco and Heracles Pharma are business units for the Company’s (i) potential modified risk tobacco products and premium cigarettes and (ii) smoking cessation product, respectively. The Company acquired the membership interests of NASCO on August 29, 2014. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s cigarette manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group and was incorporated to facilitate an investment in Anandia Laboratories, Inc. more fully described in Note 6.

Reclassifications – Certain items in the 2017 financial statements have been reclassified to conform to the 2018 classification.

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

Cash and cash equivalents – The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents included in this category consist of bank certificates of deposit. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term investment securities – The Company’s short-term investment securities are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, commercial paper and certificates of deposit with maturities greater than three months at the time of acquisition. The Company’s short-term investment securities are carried at fair value within current assets on the Company’s Consolidated Balance Sheets, with fair value based on quoted market prices. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. The Company’s investment policy states that all investment securities must have a maximum maturity of twenty-four (24) months or less and the maximum weighted maturity of the investment securities must not exceed twelve (12) months. Realized and unrealized gains and losses on short-term investment securities are reflected in other income (expense) on the Company’s Consolidated Statements of Operations. Interest earned, net of investment fees, on the short-term investment securities are included in interest income.

Accounts receivable - The Company periodically reviews aged account balances for collectability. The Company established an allowance for doubtful accounts of $0 at both March 31, 2018 and December 31, 2017.

Inventory - Inventories are valued at the lower of cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Inventory - tobacco leaf	$1,568,292	$1,552,474
Inventory - finished goods
Cigarettes and filtered cigars	277,448	289,004
Inventory - raw materials
Cigarette and filtered cigar components	1,511,492	1,636,059
	3,357,232	3,477,537
Less: inventory reserve	195,000	195,000

	$3,162,232	$3,282,537

Machinery and equipment - Machinery and equipment are recorded at their acquisition cost and depreciated on a straight-line basis over their estimated useful lives ranging from 3 to 10 years. Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the granted patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2018 to 2034. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates range from 2019 through 2034. The Company believes costs associated with becoming a signatory to the MSA and acquiring a predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at March 31, 2018 and December 31, 2017 consisted of the following:

	March 31,	December 31,
	2018	2017
Intangible assets, net
Patent and trademark costs	$6,536,288	$6,327,467
Less: accumulated amortization	2,660,512	2,517,465
Patent and trademark costs, net	3,875,776	3,810,002

License fees, net (see Note 9)	1,450,000	1,450,000
Less: accumulated amortization	351,097	326,591
License fees, net	1,098,903	1,123,409

MSA signatory costs	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$7,476,679	$7,435,411

Amortization expense relating to the above intangible assets for the three months ended March 31, 2018 and 2017 amounted to $167,552 and $140,888, respectively.

The estimated annual average amortization expense for the next five years is approximately $344,000 for patent costs and $98,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three months ended March 31, 2018 or 2017, respectively.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating loss and credit carry-forwards.

Considering the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of March 31, 2018 and December 31, 2017.

The Company’s federal and state tax returns for the years ended December 31, 2014 through December 31, 2016 are currently open to audit under the statutes of limitations. There were no pending audits as of March 31, 2018.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017. The TCJA includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. In accordance with a question and answer document issued by the Financial Accounting Standards Board (“FASB”) staff on January 18, 2018, the Company is applying the guidance in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on applying FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, if the accounting for certain income tax effects of the TCJA are incomplete by the time the financial statements are issued for a reporting period. Specifically, SAB 118 permits companies to use reasonable estimates and provisional amounts for some line items for taxes when preparing year-end 2017 financial statements. The Company completed the accounting under the TCJA, and accordingly, has reported the effects in the Company’s consolidated financial statements for the year ended December 31, 2017.

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

Revenue Recognition - On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all related amendments (the “new revenue standard”) for all contracts using the modified retrospective method. Under the modified retrospective method, the Company was required to record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018. The Company has determined that the adoption of the new revenue standard did not require a cumulative-effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determined, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. The manufacturing process is completed on a daily basis and, therefore, there were no performance obligations partially satisfied at March 31, 2018. For the contract where the performance obligation is satisfied at a point in time, the Company recognizes revenue when the product is transferred to the customer. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at March 31, 2018 and December 31, 2017.

The Company generally requires a down payment from its customers prior to commencement of manufacturing the product. Amounts received in advance of satisfying the performance obligations are recorded as deferred revenue. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within extended credit terms up to twenty-one (21) days after shipment.

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition. For the three months ended March 31, 2018, net sales revenue from products transferred over time amounted to approximately $3,923,000 and net sales revenue from products transferred at a point in time amounted to approximately $2,193,000.

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

Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $12,000 and $31,000 for the three months ended March 31, 2018 and 2017, respectively.

Income (Loss) Per Common Share - Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed assuming conversion of all potentially dilutive securities. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term investment securities, accounts receivable, accounts payable, accrued expenses and warrant liability. Other than for cash equivalents, short-term investment securities and warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of cash equivalents, short-term investment securities and warrant liability are discussed in Note 7.

Investments - The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock of the other entity is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee. If the Company’s equity investment in other entities is less than 20%, and the Company has no significant influence over the operating or financial policies of the entity, and such equity investment does not have a readily determinable market value, then the Company accounts for such equity investments in accordance with FASB ASU 2016-01, which the Company began doing in the first quarter of 2018 with respect to the Company’s investment in Anandia Laboratories, Inc. in Canada (see Note 6 for a further discussion). The Company used the cost method of accounting with respect to its investment in Anandia Laboratories for prior periods.

Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance under GAAP. Under the new guidance, lessees will be required to recognize leases as right of use assets and liabilities for leases with lease terms of more than twelve months. The guidance will apply for both finance and operating leases. The effective date for the ASU is for annual periods beginning after December 15, 2018 and interim periods therein. The Company is currently evaluating the impact of the ASU on its consolidated financial statements.

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

In consideration for the Holders exercising their Warrants for cash, the Company issued to each Holder a new warrant (the “New Warrants”) to purchase shares of common stock of the Company equal to the number of shares of common stock received by each Holder upon the cash exercise of the Holder’s Warrants. The terms of the New Warrants are substantially similar to the terms of the Warrants exercised, except the New Warrants (i) have an exercise price equal to $2.15 per share and (ii) are exercisable six months from the date of issuance of the New Warrants for a period of five (5) years. Accordingly, the Company issued an aggregate of 11,293,211 New Warrants to the Holders, upon exercise of the Holder’s Warrants as described above. The New Warrants had a fair value of $16,049,031 at issuance and have been recorded as an adjustment to capital in excess of par value.

NOTE 4. - MANUFACTURING FACILITY

The Company’s manufacturing operations at its North Carolina factory began approaching production capacity during the three months ended March 31, 2018. The Company significantly expanded capacity during the second and third quarters of 2017 in order to fulfill anticipated new manufacturing contracts. In mid-May of 2017, the Company began the first phase of a manufacturing contract for an existing brand of filtered cigars under a new contract manufacturing agreement (the “New Agreement”) with a third-party and continued manufacturing a third-party MSA cigarette brand and other filtered cigars on a contract basis. The production volume under the New Agreement continued to increase during the first quarter of 2018, has resulted in an increase in the utilization of production capacity, required the hiring of additional personnel, and investment in additional manufacturing equipment for the factory. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and Finished goods inventory. General and administrative expenses of the factory amounted to $310,928 and $118,750 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 5. - MACHINERY AND EQUIPMENT

Machinery and equipment at March 31, 2018 and December 31, 2017 consisted of the following:

	Useful Life	March 31, 2018	December 31, 2017
Cigarette manufacturing equipment	3 - 10 years	$4,427,251	$4,302,299
Office furniture, fixtures and equipment	5 years	132,796	110,499
Laboratory equipment	5 years	86,609	32,193
Leasehold improvements	6 years	150,707	106,429
		4,797,363	4,551,420
Less: accumulated depreciation		1,359,901	1,235,373
Machinery and equipment, net		$3,437,462	$3,316,047

Depreciation expense was $124,528 and $88,121 for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6. - INVESTMENT

The Company (through its wholly-owned subsidiary, Botanical Genetics), holds a 14.8% equity investment in Anandia Laboratories, Inc., a Canadian plant biotechnology company (“Anandia”). At March 31, 2018 and December 31, 2017, the Company’s investment balance in Anandia was $7,513,581 and $1,366,493, respectively, and is classified within Other assets on the accompanying Consolidated Balance Sheets. During the first quarter of 2018, the Company began accounting for its equity investment in Anandia in accordance with Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, the Company is required to measure its investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception is available for equity investments that do not have readily determinable fair values, however; the exception requires the Company to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of, an equity issuance by Anandia during December of 2017 and January of 2018 (orderly transactions), the Company recorded an unrealized gain on its investment in Anandia in the amount of $6,147,088 for the three months ended March 31, 2018. At December 31, 2017, the Company used the cost method of accounting to account for its equity investment in Anandia.

During the first quarter of 2017, a dilutive event occurred bringing the Company’s investment percentage in Anandia below 20%, a threshold for the use of the equity method of accounting that the Company had previously used to account for its investment in Anandia. Accordingly, the Company discontinued applying the equity method of accounting for its investment in Anandia. After the dilutive event, the Company accounted for its investment in Anandia under the cost method of accounting until it adopted ASU 2016-01, as described above. The Company’s gain on the investment in Anandia was $346,180 for the three months ended March 31, 2017.

NOTE 7. – FAIR VALUE MEASUREMENTS

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

The following table presents information about our assets and liabilities measured at fair value at March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Asset and Liabilities at Fair Value
	As of March 31, 2018
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Certificates of deposit	$-	$4,000,000	$-	$4,000,000
Short-term investment securities:
Certificate of deposit	-	3,000,000	-	3,000,000
Money market funds	2,496,646	-	-	2,496,646
Corporate bonds	-	30,700,272	-	30,700,272
Commercial paper	-	2,930,105	-	2,930,105
U.S. treasury securities	5,982,365	-	-	5,982,365
U.S. government agency bonds	-	8,755,522	-	8,755,522
Total cash equivalents and short-term investment securities	$8,479,011	$49,385,899	$-	$57,864,910
Liabilities
Warrant liability	$-	$-	$167,779	$167,779

	Asset and Liabilities at Fair Value
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Certificate of deposit	$-	$3,000,000	$-	$3,000,000
Short-term investment securities:
Certificates of deposit	-	6,000,000	-	6,000,000
Money market funds	41,526,540	-	-	41,526,540
Corporate bonds		9,450,933	-	9,450,933
U.S. government agency bonds	-	1,998,040	-	1,998,040
Total cash equivalents and short-term investment securities	$41,526,540	$20,448,973	$-	$61,975,513
Liabilities
Warrant liability	$-	$-	$216,490	$216,490

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

NOTE 8. - WARRANTS FOR COMMON STOCK

At March 31, 2018, the Company had outstanding warrants to purchase 11,387,932 shares of common stock of the Company, of which warrants to purchase 94,721 shares contain an anti-dilution feature.

During the three months ended March 31, 2018, warrant holders exercised 700,148 warrants on a cashless basis.

During the year ended December 31, 2017, the Company issued 11,293,211 warrants in conjunction with the June 2017 warrant exchange agreements. These warrants have an exercise price equal to $2.15 per share and are exercisable for a period of six months from the date of issuance for a period of five (5) years. See Note 3 for additional details.

During the year ended December 31, 2017, warrant holders exercised 12,763,238 warrants, with 1,286,277 of such warrants being exercised on a cashless basis. Additionally, 223,814 warrants expired unexercised during the year ended December 31, 2017.

Outstanding warrants at March 31, 2018 consisted of the following:

Warrant Description	Number of Warrants	Exercise Price	Expiration

August 2012 convertible NP warrants (1)	94,721	$0.9310	August 8, 2018
June 2017 warrants pursuant to warrant exercise agreements	11,293,211	$2.1500	December 20, 2022

Total warrants outstanding	11,387,932

(1)	Includes anti-dilution features.

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

The following table is a roll-forward summary of the warrant liability since December 31, 2016:

Fair value at December 31, 2016	$58,681
Loss as a result of change in fair value	157,809
Fair value at December 31, 2017	216,490
Gain as result of change in fair value	(48,711)
Fair value at March 31, 2018	$167,779

The aggregate net gain (loss) as a result of the Company’s warrant liability for the three months ended March 31, 2018 and 2017, amounted to $48,711 and ($5,344), respectively, which are included in Other income (expense) under Warrant liability gain (loss) - net in the accompanying Consolidated Statements of Operations.

 The following table summarizes the Company’s warrant activity since December 31, 2016:

Number of Warrants
Warrants outstanding at December 31, 2016	13,781,921
Warrants exercised during 2017	(1,470,027)
Warrants expired during 2017	(223,814)
Warrants issued pursuant to June 2017 warrant exercise agreements	11,293,211
Warrants exercised pursuant to June 2017 warrant exercise agreements	(11,293,211)
Warrants outstanding at December 31, 2017	12,088,080
Warrants exercised in Q1 2018	(700,148)
Warrants outstanding at March 31, 2018	11,387,932

Composition of outstanding warrants:
Warrants containing anti-dilution feature	94,721
Warrants without anti-dilution feature	11,293,211
11,387,932

NOTE 9. - COMMITMENTS AND CONTINGENCIES

License Agreements - Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty is $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three months ended March 31, 2018 and 2017, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $29,262 and $26,843, respectively.

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. Additionally, the License calls for the Company to pay NCSU a non-refundable, non-creditable minimum annual royalty beginning on December 31, 2018 in the amount of $10,000. The minimum annual royalty payment increases to $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three months ended March 31, 2018 and 2017, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $0 and $29,667, respectively. This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. Under the terms of the Agreement, the Company paid NCSU $162,408 over the two-year term of the Agreement, which grants certain licensed rights to the Company. The Company had extended the Agreement through January 31, 2017 at an additional cost of $85,681. In February 2018, the Company finalized an additional extension to this Agreement through April 30, 2018 at a cost of $88,344. The Company is currently in discussions with NCSU to further extend this Agreement.

All payments made under the above referenced license agreements and the sponsored research and development agreement are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations. The amounts expensed during the three months ended March 31, 2018 and 2017 were $137,232 and $63,390, respectively.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000, and the Company must pay to NCSU an additional non-refundable, non-creditable lump sum fee of $75,000 upon issuance of a U.S. utility patent included in the patent rights. A patent was issued during the first quarter of 2017 under this clause, and accordingly, the $75,000 was due and payable to NCSU. The $75,000 cost was included in Research and development costs on the Company’s Consolidated Statements of Operations for the three months ended March 31, 2017. Additionally, the License Agreement calls for the Company to pay NCSU three non-refundable, non-creditable license maintenance fees in the amount of $15,000 per annum in each of December 2015, 2016 and 2017. The Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three months ended March 31, 2018 and 2017, the aggregated costs incurred related to capitalized patent costs and patent maintenance expense amounted to $4,470 and $19,069, respectively. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

On September 15, 2014, the Company entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, the Company was granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to the licensed intellectual property. The Anandia Sublicense required an up-front fee of $75,000, an annual license fee of $10,000, the payment of patent filing and maintenance costs, a running royalty on future net sales of products made from such sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third-parties such sublicensed intellectual property. The Anandia Sublicense continues through the life of the last-to- expire patent, which is expected to be in 2035.

The Precision License, the License Agreement with NCSU and the Anandia Sublicense are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization amounted to $24,506 and $24,506 for the three months ended March 31, 2018 and 2017, respectively, and was included in Amortization expense on the Company’s Consolidated Statements of Operations.

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia is conducting research on behalf of the Company relating to the cannabis/hemp plant. The Agreement had an initial term of twelve (12) months from the date of the Agreement and can be extended at the sole option of the Company for two (2) additional periods of twelve (12) months each (of which the option on the first twelve (12) month period has been extended). The Company paid Anandia $379,800 over the initial term of the Agreement. On March 13, 2017, the Company entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment has a term of twelve (12) months and calls for the Company to pay Anandia a total of $785,100 in equal monthly installments of $65,425. During the three months ended March 31, 2018 and 2017, expenses related to the Agreement amounted to $130,850 and $65,425, respectively, and are included in Research and development costs on the Company’s Consolidated Statements of Operations. Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third-party, then the Company and Anandia will share equally in such sublicensing consideration. The Amendment expired on March 12, 2018 and the Company is in negotiations with Anandia regarding exercising its option on the second of the additional twelve (12) month extensions.

The Company had an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants. The extended term of the R&D agreement with UVA expired on October 31, 2016. In December 2016, the Company entered into a new sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which the Company will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions of the United States. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s hemp plants. UVA and the Company will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant the Company exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG. During the three months ended March 31, 2018 and 2017, expenses related to the agreements amounted to $103,967 and $40,845, respectively, and are included in Research and development costs on the Company’s Consolidated Statements of Operations.

Lease Agreements - The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis. The lease commenced on January 14, 2014, and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at the option of the Company. The Company is currently in the second two-year lease extension term that will expire on October 31, 2019. The lease expense for the three months ended March 31, 2018 and 2017 amounted to approximately $42,000 and $38,000, respectively. The future minimum annual lease payments if the Company exercises each of the additional extensions are approximately as follows:

Year ended December 31, 2018 -	$127,000
Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

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

On October 4, 2017, the Company entered a new lease for office space at a new location located in Williamsville, New York with an initial three-year term and with a monthly lease payment of $6,375. The Company moved into the new lease space in February of 2018. Future minimum annual lease payments under the new office lease will be approximately $57,000, $76,000 and $76,000 for the years ended December 31, 2018, 2019 and 2020, respectively.

On May 1, 2016, the Company entered into a sublease for laboratory space in Buffalo, New York. The sublease calls for a monthly payment of $1,471 through April 30, 2018. Additionally, on February 1, 2017, the Company entered into an amendment to the initial sublease calling for the sublease of additional lab space at a cost of $1,219 per month, bringing the total monthly sublease obligation to $2,690. On April 26, 2017, the Company entered into an amendment to the sublease to extend the term of the sublease for an additional twelve (12) months, commencing on May 1, 2017 at a total cost of $2,770 per month for the total lease obligation. On February 21, 2018, the Company entered into a new sublease amendment that increased the lab space, extended the sublease term through June 30, 2019 and calls for a monthly sublease payment of $5,760 beginning on March 1, 2018. Future minimum sublease payments for the years ended December 31, 2018 and 2019 will be approximately $52,000 and $34,000, respectively.

Modified Risk Tobacco Products Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Brand A Very Low Nicotine cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three months ended March 31, 2018 and 2017, the Company incurred expenses relating to these contracts in the approximate amount of $1,296,000 and $0, respectively. Future financial commitments under the contracts are estimated to amount to approximately $8,000,000 and are expected to be completed over approximately the next six to twelve months.

Litigation - In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of related expenses. The Company will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability.

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

 On December 28, 2017, the SDNY Court issued its decision in response to the Company’s motion for summary judgement, with such decision (i) granting the Company’s motion for summary judgement relating to Count II of the Amended Compliant, which eliminates Crede’s claim to rescind the prior securities purchase agreement, dated September 17, 2014, and denies Crede’s claim for the return of any money from the Company under that securities purchase agreement, and (ii) denying the Company’s motion for summary judgement on the remaining Counts of the Amended Compliant. In this decision, the SDNY Court also found that Crede breached the Activity Restrictions as defined and contained in the Tranche 1A warrant. As a result of this decision by the SDNY Court, the parties will now proceed with discovery in the case in preparation for a trial on the remaining Counts III, IV and V of the Amended Complaint, which relate to Crede’s claim (i) to exchange the Tranche 1A warrant for 2,077,555 shares of our common stock even though Crede breached the Activity Restrictions contained in the Tranche 1A warrant, (ii) for an unquantified additional amount of shares of our common stock that allegedly still remains under the Tranche 1A warrant even though Crede breached the Activity Restrictions contained in the Tranche 1A warrant; and (iii) for alleged damages for the alleged breach of the Tranche 1A warrant in an amount in excess of $18 million, plus costs and interest, even though Crede breached the Activity Restrictions contained in the Tranche 1A warrant. The SDNY Court has recently ordered that the discovery deadline be extended to July 1, 2018, and for the parties to submit a proposed amended case management schedule addressing other pretrial deadlines by May 9, 2018.

The Company believes that the claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims. The Company has defended and intends to continue to defend against these claims vigorously.

 NOTE 10. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the three-month periods ended March 31, 2018 and 2017:

	March 31, 2018	March 31, 2017

Net income (loss) attributed to common shareholders	$1,386,488	$(2,621,277)

Denominator for basic earnings per share-weighted average shares outstanding	124,019,946	90,699,874

Effect of dilutive securities:
Warrants and options outstanding	20,144,492	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	144,164,438	90,699,874

Net income (loss) per common share - basic and diluted	$0.01	$(0.03)

Dilutive securities outstanding at March 31, 2018 and 2017 are presented below. Securities outstanding at March 31, 2017 were excluded from the computation of earnings per share because they would have been anti-dilutive.

	March 31, 2018	March 31, 2017
Warrants	11,387,932	13,406,691
Options	8,756,560	5,650,679
	20,144,492	19,057,370

NOTE 11. – EQUITY BASED COMPENSATION

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares thereunder. On April 29, 2017, the stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 10,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the OIP. As of March 31, 2018, the Company had available 1,802,115 shares remaining for future awards under the OIP.

During the three months ended March 31, 2018, the Company issued stock option awards from the OIP for 1,131,841 shares to eligible individuals having vesting periods ranging from one to three years from the date of the award. During the three months ended March 31, 2017, the Company did not issue any equity-based compensation awards from the OIP. All stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the three months ended March 31, 2018 and 2017, the Company recorded compensation expense related to stock option awards granted under the OIP of $563,876 and $168,979, respectively.

As of March 31, 2018, unrecognized compensation expense related to non-vested stock options amounted to approximately $5,249,000, which is expected to be recognized approximately as follows: $2,509,000, $1,064,000, $698,000 and $98,000 during 2018, 2019, 2020 and 2021, respectively. Approximately $447,000 of the unrecognized compensation expense relates to previously issued stock options, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time. In addition, another $433,000 of unrecognized compensation expense based on the achievement of certain milestones will never be recognized as a result of the stock option holder’s death (see Note 12 – Subsequent Events for additional information).

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2018 and 2017:

	2018	2017
Risk-free interest rate (weighted average)	2.67%	n/a
Expected dividend yield	0%	n/a
Expected stock price volatility	90%	n/a
Expected life of options (weighted average)	5.45 years	n/a

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

A summary of all stock option activity since December 31, 2016 is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Term	Value
Outstanding at December 31, 2016	5,650,679	$1.04
Granted in 2017	2,692,000	$1.76
Exercised in 2017	(85,988)	$0.79
Expired in 2017	(100,000)	$1.43
Outstanding at December 31, 2017	8,156,691	$1.28
Granted in 2018	1,131,841	$2.76
Exercised in 2018	(327,781)	$0.81
Expired in 2018	(204,191)	$1.11
Outstanding at March 31, 2018	8,756,560	$1.49	7.3 years	$7,847,766

Exercisable at March 31, 2018	3,623,471	$1.11	5.8 years	$4,563,638

There were stock options granted during the three months ended March 31, 2018 to purchase a total of 1,131,841 shares. There were no new stock options granted during the three months ended March 31, 2017. The weighted average grant date fair value of options issued during the three months ended March 31, 2018 was $1.82. The total fair value of options that vested during the three months ended March 31, 2018 and 2017 amounted to $235,715 and $562,715, respectively. There were 327,781 options exercised on a cash and cashless basis during the three months ended March 31, 2018 resulting in the issuance of 315,540 shares of the Company’s common stock, and provided proceeds of $217,500 to the Company from such stock option exercises.

NOTE 12. - SUBSEQUENT EVENTS

The Company’s Senior Vice President of Science and Regulatory Affairs, James E. Swauger, Ph.D., died on April 19, 2018. As a result, stock options to purchase a total of 900,000 shares of the Company’s common stock with an exercise price of $2.12 per share granted to Dr. Swauger on October 31, 2017 vested upon his death and are exercisable by Dr Swauger’s beneficiaries for a period of one year from such date. Additional stock options to purchase a total of 300,000 shares of the Company’s common stock with an exercise price of $2.12 per share granted to Dr. Swauger on October 31, 2017 were to vest based on the achievement of certain milestones by Dr. Swauger, and accordingly, do not vest as a result of the Dr. Swauger’s death. The unrecognized fair value of Dr. Swauger’s subject stock options to purchase 900,000 shares at March 31, 2018 was approximately $1,227,000 and will be recognized as equity-based compensation during the second quarter of 2018. The unrecognized fair value of Dr. Swauger’s subject stock options to purchase 300,000 shares was approximately $443,000 and will never be recognized since such options will not vest as a result of Dr. Swauger’s death.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to continue to monetize the licensing of our technology and products; our ability to achieve profitability; our ability to manage our growth effectively; the lack of implementation of the plan by the FDA to regulate nicotine content in cigarettes; our ability to have a Modified Risk Tobacco Product approved by the FDA; our ability to obtain FDA clearance for our Modified Risk Cigarettes; our ability to gain market acceptance for our products, our ability to prevail in litigation and our ability to maintain our rights to our intellectual property licenses. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a plant biotechnology company focused on (i) developing reduced risk tobacco cigarettes and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding, and (ii) research and development of unique hemp plants through genetic engineering and plant breeding to alter levels of cannabinoids for potential new medicines and improved agricultural uses. We have an extensive intellectual property portfolio of issued patents and patent applications relating to the tobacco and hemp/cannabis plants. Our management team is focused on monetizing our intellectual property portfolio; facilitating the timely implementation of the plan by the U.S. Food and Drug Administration (“FDA”) to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine; resubmitting our Modified Risk Tobacco Product application to the FDA to obtain a reduced exposure marketing authorization for our BRAND A Very Low Nicotine cigarettes to be marketed in the United States as “less addictive” and/or containing 95% less nicotine than conventional tobacco cigarettes; seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos; establishing international strategic partnerships to sell and distribute our proprietary tobacco and products; and developing and commercializing unique plant varieties of hemp.

In tobacco, we have developed unique and proprietary Very Low Nicotine (“VLN”) tobacco that grows with 95% less nicotine than tobacco used in conventional cigarettes. Since 2011, we have provided more than 24 million research cigarettes containing our proprietary tobaccos for use in numerous independent clinical studies, with agencies of the United States federal government investing more than $100 million in such independent clinical studies. The results of these independent clinical studies have been published in peer-reviewed publications and demonstrate that our VLN tobacco has been associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events. The results of numerous completed and on-going clinical studies provide strong scientific support for the FDA’s announcement on July 28, 2017 that the FDA plans to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. We are investigating the use of our VLN tobacco as the primary component in our own products that will be intended to comply with the new FDA regulations, as well as the potential license of our VLN tobacco by third-parties in the United States. We are also investigating potential international opportunities relating to our VLN tobacco.

In hemp, we are developing proprietary hemp strains for important new medicines and agricultural crops. Our current activities involve only work with legal hemp in full compliance with federal and state laws. The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp has less than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”) and is legal under federal and state laws. The same plant, with a higher THC content, is cannabis/marijuana, which is legal under certain state laws, but which is currently not legal under federal law. The similarities between these plants can cause confusion. Our activities with fully legal hemp have sometimes been incorrectly perceived as us being involved in federally illegal cannabis/marijuana. This is not the case. We work only with legal hemp in full compliance with federal and state laws. We have developed hemp plants with zero (-0-) amounts of THC (“ZERO-THC”). We believe that our ZERO-THC hemp plants are a potential solution to one of the biggest challenges facing the legal hemp industry because, currently, hemp crops that grow with THC levels above the legal limit of 0.3% THC are required to be destroyed and hemp farmers cannot obtain crop insurance to protect against this risk. However, our ZERO-THC plants can be a potential solution to this risk since our ZERO-THC hemp plants will not develop THC above the legal limits for hemp. In the United States, we are working with the University of Virginia (“UVA”) to (i) create unique industrial hemp plants with guaranteed levels of THC below the legal limits that define hemp for optimal growth in Virginia (thus eliminating the risk to growers of having to destroy non-conforming hemp crops), (ii) optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions of the United States, (iii) utilize high-value medical cannabinoid hemp varieties and specialized cannabinoid extraction processes for use in human therapeutics, and (iv) use our unique hemp plants for phytoremediation to clean up and reclaim polluted soils. In response to the numerous public announcements by New York Governor Andrew Cuomo that New York State intends to become a leading grower and producer of hemp and hemp-derived products, we have also obtained a license in the State of New York to research and grow hemp. In Canada, we conduct sponsored research on the hemp plant with Anandia Laboratories in Vancouver, British Columbia, in full compliance with Canadian regulations.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

Strategic Objectives

Our strategic objectives include the following:

•	Facilitating the timely implementation of the plan announced by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine;

•	Resubmitting our Modified Risk Tobacco Product application to the FDA to obtain a reduced exposure marketing authorization for our BRAND A Very Low Nicotine cigarettes to be marketed in the United States as “less addictive” and/or containing 95% less nicotine than conventional tobacco cigarettes;

•	Seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos;

•	Producing SPECTRUM® research cigarettes for the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), for use in independent clinical studies;

•	Researching and developing other novel tobacco plant varieties;

•	Exploring opportunities outside of the United States for the use of our Very Low Nicotine tobacco in potential over-the-counter cigarettes, such as BRAND A, or in a potential prescription-based, smoking cessation aid in foreign countries that may desire such products;

•	Expanding our legal hemp activities and development of unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry, and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets;

•	Exploring opportunities outside of the United States for the sale of our branded proprietary tobacco products; and

•	Growing our contract manufacturing business for third-party branded tobacco products.

For the first quarter of 2018, our accomplishments and notable events include:

On February 22, 2018, we presented at the 2018 Annual Meeting of the Society for Research on Nicotine and Tobacco (“SRNT”) the results from a survey conducted by Harris Poll on behalf of our Company. We had commissioned Harris Poll to administer the international survey of more than 6,000 adults ages 18 and older in the United States, Australia, Canada, Japan, and the United Kingdom. The survey was conducted two months before the FDA announced its plan to mandate that all cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. The survey found that nearly 3 of every 4 adults in the United States, Japan, Australia, Canada, and the United Kingdom agree that the government should mandate that all cigarettes have very low, non-addictive levels of nicotine.

On March 19, 2018, we publicly announced that on March 16, 2018, the FDA published in the Federal Register the FDA’s Advance Notice of Proposed Rulemaking (“ANPRM”). The ANPRM is an important step in the FDA’s official rule-making process to lower nicotine in cigarettes to minimally or non-addictive levels. The ANPRM describes the independent science that supports the FDA’s proposed nicotine reduction mandate. Although the ANPRM indicates that the FDA desires to receive input on a maximum allowable nicotine level, the ANPRM already references previously completed research that found: “an absolute limit of 0.4 to 0.5 mg of nicotine per cigarette should be adequate to prevent or limit the development of addiction in most young people. At the same time, it may provide enough nicotine for taste and sensory stimulation.” The ANPRM also cites the results of independent clinical studies, including the clinical trial by Dr. Eric Donny, et al., that was published in the October 2015 issue of The New England Journal of Medicine that found: “Those participants using cigarettes with the lowest nicotine content (0.4 mg per gram nicotine/gram of tobacco filler), demonstrated reduced dependence… with minimal evidence of withdrawal-related discomfort or safety concerns.” 22nd Century provided all of the proprietary Very Low Nicotine cigarettes that made this study possible.

The ANPRM specifically mentions 22nd Century, by name, in reference to our Company’s proprietary Very Low Nicotine tobacco and our Company’s continued provision of Very Low Nicotine cigarettes for use in independent research: “To provide consumers with reduced risk tobacco products, companies like 22nd Century are using genetic engineering and plant breeding to produce very low nicotine tobacco for incorporation into cigarettes. In 2014, the company was granted patents for its process to virtually eliminate the nicotine in tobacco plants. Further, low nicotine cigarettes are produced and distributed for research purposes by Research Triangle Institute (RTI), under a contract for the NIDA’s Drug Supply Program. 22nd Century is acting as a vendor for RTI for this contract manufacturing SPECTRUM® research cigarettes that contain 0.4 mg nicotine/gram (g) of tobacco filler.” Since 2011, we have supplied more than 24 million proprietary SPECTRUM® research cigarettes for NIDA to use in independent clinical studies in which agencies of the United States federal government have invested more than $100 million. The Company’s SPECTRUM® product line consists of a series of 24 cigarette styles (11 regular and 13 menthol versions) that have 8 different levels of nicotine – from very low to high.

Subsequent to the close of the first quarter of 2018, we also announced:

On April 23, 2018, we announced that the Food and Drug Law Institute (“FDLI”) published an article by Dr. James Swauger, Senior Vice President of Science and Regulatory Affairs at 22nd Century. In this public policy analysis, Dr. Swauger pointed out that since it is universally accepted that nicotine is the primary addictive component of cigarettes, the tobacco industry and public health officials should logically support the nicotine reduction plan proposed by the FDA.

Dr. Swauger referred to the FDA’s focus on nicotine as the “common ground that both sides can stand upon to begin civil, truly productive conversations.” Dr. Swauger described Very Low Nicotine Content cigarettes as “well-studied by a diverse group of scientists” and linked these results to the FDA’s planned mandate to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine.

In establishing the importance of the FDA’s mandate, Dr. Swauger’s article cited an editorial in the October 2015 edition of The New England Journal of Medicine in which Drs. Michael Fiore and Timothy Baker wrote that “Reducing the nicotine content of combustible tobacco to levels that will not sustain dependence seems to us to be the most promising regulatory policy option for preventing [at least] 20 million premature deaths.”

Sadly, shortly after publication of his article in FDLI, Dr. Swauger passed away suddenly on April 19, 2018.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue - Sale of products, net

In the three months ended March 31, 2018, we realized net sales revenue from the sale of products in the amount of $6,116,039, an increase of $3,884,522, or 174.1%, from net sales revenue of $2,231,517 for the three months ended March 31, 2017. The increase in net sales revenue for the first quarter of 2018 was primarily the result of continued additional net sales revenue generated from a new contract to manufacture an existing brand of filtered cigars as compared to net sales revenue for the first quarter of 2017. Production under the new manufacturing contract began in mid-May of 2017.

Cost of goods sold - Products

During the three months ended March 31, 2018, cost of goods sold were $6,044,461, or 98.8%, of net sales revenue. While our factory was still not at production capacity during the first quarter of 2018, we continued to make progress towards utilizing more capacity as a result of the new filtered cigar manufacturing agreement that commenced in mid-May of 2017. As a result of the increased capacity utilization, net sales revenues exceeded the cost of goods sold, which included the cost of raw material components, direct manufacturing costs and an overhead allocation.

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

Research and development expense

Research and development (“R&D”) expense was $2,516,769 in the three months ended March 31, 2018, an increase of $1,965,918, or 356.9%, from $550,851 in the three months ended March 31, 2017. This increase was primarily the result of an increase in expenses relating to our MRTP application with the FDA for our Very Low Nicotine cigarettes in the amount of approximately $1,244,000, an increase in sponsored research costs of approximately $262,000, an increase in payroll and related benefits of approximately $194,000, an increase in equity-based compensation of approximately $206,000, and increase costs related to our laboratory operations of approximately $74,000, an increase in consulting fees of approximately $20,000, and an increase in travel related expenses of approximately $22,000, partially offset by a decrease in license and royalty fees of approximately $60,000.

General and administrative expense

General and administrative expense was $2,032,392 in the three months ended March 31, 2018, an increase of $411,913, or 25.4%, from $1,620,479 in the three months ended March 31, 2017. The increase was mainly due to an increase in payroll and related benefits of approximately $176,000, an increase in equity-based compensation of approximately $179,000, an increase in annual SEC and NYSE American compliance costs of approximately $82,000, and a net increase in various other general and administrative expenses of approximately $65,000, partially offset by a decrease in expenses relating to investor relations of approximately $90,000.

Sales and marketing expense

During the three months ended March 31, 2018, we incurred sales and marketing expenses of $199,109, a decrease of $96,604, or 32.7%, from $295,713 in the three months ended March 31, 2017. The decrease in sales and marketing expenses was primarily the result of a decrease in payroll and related benefit costs of approximately $80,000, and a decrease in advertising and promotional costs of approximately $25,000, partially offset by an increase in equity-based compensation of approximately $9,000.

Depreciation expense

Depreciation expense for the three months ended March 31, 2018 amounted to $124,528, an increase of $36,407, or 41.3%, from $88,121 for the three months ended March 31, 2017. The increase was primarily due to depreciable acquisitions of machinery and equipment over the last year in the approximate amount of $1,467,000, primarily consisting of equipment additions in our NASCO factory operations in North Carolina, equipment additions in our laboratory facility in Buffalo, New York, and leasehold improvements to our new corporate office in Williamsville, New York. These acquisitions were placed in service at various time intervals over the last twelve (12) months.

Amortization expense

Amortization expense for the three months ended March 31, 2018 amounted to $167,552, an increase of $26,664, or 18.9%, from $140,888 for the three months ended March 31, 2017. The amortization expense relates to amortization taken on capitalized patent costs and license fees. The increase was primarily due to amortization taken on additional patent costs incurred during the three months ended March 31, 2018 and the year ended December 31, 2017 in the amounts of $202,721 and $582,040, respectively.

Warrant liability gain (loss) - net

The warrant liability gain of $48,711 for the first quarter of 2018 was due to a decrease in the estimated fair value of the warrants during the period. The decrease in the estimated fair value of the warrants was primarily attributable to a decrease in our underlying stock price from $2.80 per share at December 31, 2017 as compared to $2.35 per share at March 31, 2018.

The warrant liability loss of $5,344 for the first quarter of 2017 was due to an increase in the estimated fair value of the warrants during the period. The increase in the estimated fair value of the warrants was primarily attributable to an increase in our underlying stock price from $1.09 per share at December 31, 2016, as compared to $1.18 per share at March 31, 2017.

Realized gain and unrealized loss on short-term investment securities

In December of 2017, we funded a short-term investment account with excess capital raised from a registered direct offering in October of 2017. Investments in the short-term investment account are managed in accordance with our investment policy. The realized gain on short-term investment securities of $195 for the three months ended March 31, 2018, was a gain resulting from the maturity of a corporate bond in the short-term investment account. The unrealized loss on short-term investment securities was $92,574 for the three months ended March 31, 2018 and is the result of the change in fair value of the of the underlying short-term investments.

Unrealized gain on investment

During the first quarter of 2018, we began accounting for our equity investment in Anandia in accordance with Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, we are required to measure our investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception is available for equity investments that do not have readily determinable fair values, however; the exception requires us to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of an equity issuance by Anandia during December of 2017 and January of 2018 (orderly transactions), we recorded an unrealized gain on our investment in Anandia in the amount of $6,147,088 for the three months ended March 31, 2018.

During the first quarter of 2017, a dilutive event occurred bringing our investment percentage in Anandia below 20%, a threshold for the use of the equity method of accounting that we had previously used to account for our investment in Anandia. Accordingly, we discontinued applying the equity method of accounting for our investment in Anandia after such dilutive event. After the dilutive event, we accounted for our investment in Anandia under the cost method of accounting until we adopted ASU 2016-01, as described above. We recorded an unrealized gain on the investment in Anandia the amount of $346,180 for the three months ended March 31, 2017.

Interest income, net

Interest income for the three months ended March 31, 2018 was $251,840, an increase of $236,085 from interest income of $15,755 for the three months ended March 31, 2017. The increase in net interest income (interest income less investment fees) was the result of net interest earned in our short-term investment account that was established in December of 2017. Interest income earned during the three months ended March 31, 2017 was the result of interest income generated from excess cash invested in a money market account.

Interest expense

Interest expense was $0 and $7,919 for the three months ended March 31, 2018 and 2017, respectively. We had no interest-bearing obligations during the three months ended March 31, 2018, and accordingly, we incurred no interest expense during that time period. Interest expense for the three months ended March 31, 2017 was derived from the interest component of severance payments made on accrued severance and the accretion of interest on a note payable.

Net income (loss)

We had net income for the three months ended March 31, 2018 of $1,386,488 as compared to a net loss of $2,621,277 in the three months ended March 31, 2017. The decrease in the net loss of $4,007,765, or 152.9%, was primarily the result of a decrease in the gross loss on product sales of approximately $345,000, and an increase in net other income of approximately $6,007,000, primarily as a result of our investment in Anandia, partially offset by an increase in operating expenses of $2,344,000.

Liquidity and Capital Resources

Working Capital

As of March 31, 2018, we had positive working capital of approximately $59.2 million compared to positive working capital of approximately $63.3 million at December 31, 2017, a decrease of approximately $4.1 million. This decrease in working capital is due to a decrease in current assets of approximately $3.3 million, which is primarily due to a net decrease in cash and cash equivalents and short-term investment securities of approximately $3.2 million, and a net decrease in all other current assets of approximately $0.1 million, and an increase in net current liabilities of approximately $0.8 million. The net decrease in cash and cash equivalents and short-term investment securities is primarily the result of cash used in operating activities during the three months ended March 31, 2018.

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

Cash demands on operations

We had cash and cash equivalents and short-term investment securities at March 31, 2018 of $59,410,154. We believe this amount of cash and cash equivalents and short-term investment securities will be adequate to sustain normal operations and meet all current obligations as they come due for a number of years. During the three months ended March 31, 2018, we experienced an operating loss of approximately $4,969,000 (including approximately $1,296,000 in expenses relating to our MRTP application) and used cash in operations of approximately $3,144,000. Excluding discretionary expenses relating to R&D, patent and trademark costs, contract growing of our proprietary tobacco, modified risk tobacco products and certain nonrecurring expenses relating to factory capital expenses, investor relations and marketing costs, our monthly cash expenditures are approximately $950,000. In addition, we expect to incur an estimated amount of approximately $8,000,000 in expenses relating to our MRTP application over approximately the next six to twelve months.

Net cash used in operating activities

In the three months ended March 31, 2018, $3,143,878 of cash was used in operating activities as compared to $2,695,359 of cash used in operating activities in the three months ended March 31, 2017, an increase of $448,519. The increase in use of cash in operations was primarily due to an increase in the cash portion of the net loss in the amount of $1,294,770, offset by a decrease in the use of cash used for working capital components related to operations in the amount of $846,251 for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Net cash provided by (used in) investing activities

In the three months ended March 31, 2018, net cash provided by investing activities was $4,812,088, as compared to $43,807 of cash used in investing activities during the three months ended March 31, 2017, an increase in net cash provided by investing activities of $4,855,895. The increase was primarily the result of an increase in net cash provided from transactions in our short-term investment account in the amount of $5,018,223, offset by a net increase in cash used for the acquisition of patents and trademarks and in the acquisition of machinery and equipment in the aggregate amount of $162,328.

Net cash provided by financing activities

During the three months ended March 31, 2018, $217,500 of cash was provided by financing activities from the exercise of various stock options. There was no cash provided by financing activities during the three months ended March 31, 2017.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

Inflation

Inflation did not have a material effect on our operating results for the three months ended March 31, 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On December 28, 2017, the SDNY Court issued its decision in response to the Company’s motion for summary judgement, with such decision (i) granting the Company’s motion for summary judgement relating to Count II of the Amended Compliant, which eliminates Crede’s claim to rescind the prior securities purchase agreement, dated September 17, 2014, and denies Crede’s claim for the return of any money from the Company under that securities purchase agreement, and (ii) denying the Company’s motion for summary judgement on the remaining Counts of the Amended Compliant. In this decision, the SDNY Court also found that Crede breached the Activity Restrictions as defined and contained in the Tranche 1A warrant. As a result of this decision by the SDNY Court, the parties will now proceed with discovery in the case in preparation for a trial on the remaining Counts III, IV and V of the Amended Complaint, which relate to Crede’s claim (i) to exchange the Tranche 1A warrant for 2,077,555 shares of our common stock even though Crede breached the Activity Restrictions contained in the Tranche 1A warrant, (ii) for an unquantified additional amount of shares of our common stock that allegedly still remains under the Tranche 1A warrant even though Crede breached the Activity Restrictions contained in the Tranche 1A warrant; and (iii) for alleged damages for the alleged breach of the Tranche 1A warrant in an amount in excess of $18 million, plus costs and interest, even though Crede breached the Activity Restrictions contained in the Tranche 1A warrant. The SDNY Court has recently ordered that the discovery deadline be extended to July 1, 2018, and for the parties to submit a proposed amended case management schedule addressing other pretrial deadlines by May 9, 2018.

We believe that the claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims. The Company has defended and intends to continue to defend against these claims vigorously.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 7, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 3, 2018	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 3, 2018	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)