Form 10-K
period 2018-12-31
22nd Century Group, Inc.
filed 2019-03-06
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2018

or

☐ Transitional Report under Section 13 or 15(d) of the

Securities Exchange Act of 1934

Commission File Number: 001-36338

22nd Century Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

8560 Main Street, Suite 4, Williamsville, New York 14221

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files)

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate value of the registrant’s common stock (excluding approximately 5.8 million shares held by affiliates), based upon the $2.46 price at which such common stock was last sold on June 29, 2018, was approximately $292 million.

As of March 6, 2019, there were 124,642,593 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for its 2019 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management's beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including:

•	Our ability to achieve profitability and positive cash flows;

•	The timing of the implementation by the U.S. Food and Drug Administration (“FDA”) with respect to regulations that will require all cigarettes sold in the United States to contain only minimally or non-addictive levels of nicotine;

•	Our ability to obtain FDA clearance to market our BRAND A Very Low Nicotine Content cigarettes as a Modified Risk Tobacco Product with product labeling that includes the proposed brand name of VLNTM and states that the VLNTM product has 95% less nicotine than conventional cigarettes;

•	Our ability to obtain revenue from the licensing of our technology and/or our sale or licensing of our Very Low Nicotine Content tobacco and/or product;

•	Our ability to manage our growth effectively;

•	Our ability to retain key personnel;

•	Our ability to enter into additional licensing transactions;

•	Our ability to gain market acceptance for our products;

•	Any potential negative impact from doing business in the legal hemp and medical cannabinoid space;

•	Our ability to develop new or proprietary hemp strains for new medicines and agricultural crops;

•	The strict enforcement of federal laws regarding state-legal cannabis/marijuana;

•	Our ability to comply with government regulations;

•	Our ability to compete with competitors that may have greater resources than we have;

•	The potential for our competitors to develop products that are less expensive, safer or more effective than ours;

•	The potential exposure to product liability claims, product recalls and other claims;
•	The expected outcome or impact of any on-going or new litigation matters; and

•	Our ability to adequately protect our intellectual property and to avoid infringement on rights of third parties.

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

In tobacco, we have developed unique and proprietary Very Low Nicotine Content (“VLNC”) tobacco that grows with at least 95% less nicotine than tobacco used in conventional cigarettes. Since 2011, we have provided more than 28 million research cigarettes containing our VLNC proprietary tobaccos for use in numerous independent clinical studies at many well-known study locations, with agencies of the United States federal government investing more than $125 million in such independent clinical studies. The results of these independent clinical studies have been published in peer-reviewed publications and demonstrate that our VLNC tobacco has been associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events. The results of such completed and on-going clinical studies provide independent scientific support for the public announcement on July 28, 2017 by the United States Food and Drug Administration (“FDA”) that the FDA plans to enact a new rule to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. On March 19, 2018, the FDA publicly announced its Advance Notice of Proposed Rulemaking (“ANPRM”) to solicit public comments on the FDA’s plan to enact a new nicotine reduction rule. On July 16, 2018, we publicly submitted to the FDA our formal written response to the ANPRM in which we described how (i) the FDA’s proposed new rule is supported by rigorous independent, published science, (ii) the FDA’s stated goal to render cigarettes minimally or non-addictive is immediately feasible as evidenced by our production and delivery of more than 28 million VLNC research cigarettes since the year 2011, and (iii) the FDA’s proposed new rule is exceedingly practical and urgently needed in the interests of public health.

Since our proprietary VLNC tobacco has been the subject of numerous completed and on-going, independent clinical studies paid for by agencies of the U.S. federal government, we are investigating the use of our VLNC tobacco in our own products that will be intended to comply with the new FDA regulations. On December 5, 2018, we submitted to the FDA a new Pre-Market Tobacco product application (“PMTA”) and on December 27, 2018, we submitted to the FDA a new Modified Risk Tobacco Product application (“MRTPA”), in each case for our BRAND A VLNC cigarettes for which we are requesting a reduced exposure marketing authorization from the FDA to market BRAND A as a Modified Risk Tobacco Product with product labeling that includes the proposed brand name of VLNTM and states that the VLNTM product has 95% less nicotine than conventional cigarettes. We are also investigating the license of the use of our VLNC tobacco by third-parties. We are further investigating potential opportunities relating to our VLNC tobacco outside of the United States.

In hemp, we are developing proprietary hemp strains for potential important new medicines and agricultural crops. Our current activities involve only work with legal hemp in compliance with federal and state laws. The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp has not more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”) and is legal under the federal 2018 Farm Bill and certain state laws. The same plant, with a higher THC content, is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion. Our activities with legal hemp have sometimes been incorrectly perceived as us being involved in federally illegal cannabis/marijuana. This is not the case. We work only with legal hemp in compliance with federal and state laws.

In 2017, we announced that we had developed hemp plants with zero (-0-) amount of THC as a potential solution to one of the biggest challenges that was then facing the legal hemp industry, which was that hemp farmers were not able to obtain crop insurance to protect against the risk of their entire hemp crop being destroyed if a portion of their hemp crop grew with THC levels above the legal limit of 0.3% THC. We developed our zero-THC hemp plants in 2017 as a potential solution to that risk because our zero-THC hemp plants will not develop THC above the legal limits for hemp. However, under the new U.S. federal law known as the “2018 Farm Bill,” which was enacted on December 20, 2018 and is described in more detail herein, the hemp plant has been legalized under U.S. federal law, but with compliance still being required with all applicable state hemp laws. The 2018 Farm Bill specifically authorizes federal crop insurance programs to cover hemp, so hemp farmers no longer face the loss of their hemp crops without insurance protection. Thus, any hemp plant with zero amount of THC is still a scientifically interesting plant, but the commercial viability of any zero THC hemp plant will depend on its other agronomic qualities, such as whether it has a superior fiber content, high yields, and other agronomically desirable traits for commercial uses and/or unique cannabinoid levels for possible extraction purposes. We believe that we have many such types of superior and unique hemp plant varieties, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets.

In the United States, we are working with the University of Virginia (“UVA”) to (i) create unique industrial hemp plants with guaranteed levels of THC below the legal limits that define hemp for optimal growth in Virginia, (ii) optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions of the United States, and (iii) utilize high-value medical cannabinoid hemp varieties and specialized cannabinoid extraction processes for use in human therapeutics. We have also obtained a license in the State of New York to research and grow hemp in response to the numerous public announcements by New York Governor Andrew Cuomo that New York State intends to become a leading grower and producer of hemp and hemp-derived products. In Canada, we have conducted sponsored research on the hemp plant with Anandia Laboratories in Vancouver, British Columbia, in compliance with Canadian regulations.

We currently are primarily involved in the following activities:

•	Facilitating the timely implementation of the plan by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine;

•	Continuing to work with the FDA on our Modified Risk Tobacco Product application that we have submitted to the FDA to obtain a reduced exposure marketing authorization for our BRAND A Very Low Nicotine Content cigarettes to be marketed in the United States under the proposed brand name of VLNTM as containing 95% less nicotine than conventional tobacco cigarettes;

•	Seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos;

•	Continuing to produce SPECTRUM® research cigarettes for the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), for use in independent clinical studies;

•	Continuing to research and develop other novel tobacco plant varieties;

•	Continuing to explore opportunities outside of the United States for the use of our VLNC tobacco in potential over-the-counter cigarettes, such as BRAND A, or in a potential prescription-based, smoking cessation aid, such as X-22, in foreign countries that may desire such products;

•	Continuing to expand our legal hemp activities and development of unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry, and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets;

•	Continuing to explore opportunities outside of the United States for the sale of our branded proprietary tobacco products, including BRAND B, RED SUN, and MAGIC cigarettes; and

•	Continuing to grow our contract manufacturing business for third-party branded tobacco products.

Our future prospects depend on our ability to generate and sustain revenues from (i) licensing and/or sale of our proprietary tobacco, technology and/or products; (ii) regulatory approval by the FDA of our Modified Risk Tobacco Product application for our BRAND A Very Low Nicotine Content cigarettes with product labeling that includes the proposed brand name of VLNTM and states that the VLNTM product has 95% less nicotine than conventional cigarettes; (iii) the manufacture of filtered cigar and cigarette brands of third-parties at our manufacturing facility in North Carolina; and (iv) our expanding activities in the legal hemp industry. Our ability to generate meaningful revenue from our proprietary tobacco, technology, and products in the United States depends on: (i) the implementation by the FDA of regulations that require all combustible cigarettes sold in the United States to contain only minimally or non-addictive levels of nicotine; (ii) obtaining FDA authorization to market our potential Modified Risk Tobacco Product, VLNTM, in the United States as a modified risk or reduced exposure product; and (iii) our ability to license our technology and/or to sell our proprietary tobacco and products in international markets. Even after we receive regulatory approvals necessary to market our products in the United States or internationally, we must still meet the challenges of successful marketing, distribution, and consumer acceptance.

Tobacco

Our primary mission in tobacco is to reduce the harm caused by smoking. The FDA publicly announced on July 28, 2017, that tobacco use remains the leading cause of preventable disease and death in the United States. The website of the U.S. Centers for Disease Control and Prevention (“CDC”) states that tobacco use causes more than 480,000 deaths per year and with direct health care and lost productivity costs totaling nearly $300 billion each year in the United States. The CDC website also states that in 2015, nearly 7 in 10 (68.0%) adult cigarette smokers wanted to stop smoking and more than 5 in 10 (55.4%) adult cigarette smokers had made a quit attempt in the prior year.

Our proprietary VLNC tobacco, which grows with at least 95% less nicotine than tobacco used in conventional cigarettes, has been shown in numerous published, independent clinical studies as being associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events. These clinical studies, which were conducted by independent researchers and paid for by United States federal government agencies, provide a foundation of independent scientific support for recently proposed changes by the FDA in the regulatory approach in the United States to address the harm caused by smoking combustible tobacco cigarettes. We believe these changes will significantly benefit us in the future as discussed in greater detail below.

Our Very Low Nicotine Content Tobacco and the FDA Mandate to Require Minimally or Non-Addictive Levels of Nicotine in all Cigarettes in the United States

The Family Smoking Prevention and Tobacco Control Act of 2009 (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products in the United States. While the Tobacco Control Act prohibits the FDA from banning cigarettes outright, it allows the FDA to require the reduction of nicotine or any other compound in tobacco and cigarette smoke.

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

Since 2011, the FDA, NIDA and other federal government agencies in the United States have invested more than $125 million in independent clinical studies utilizing our proprietary tobaccos, with such studies being conducted by scientists at many well-known locations, including the Mayo Clinic, the MD Anderson Cancer Center at the University of Texas, the Johns Hopkins University, Duke University, the University of Pittsburgh, the University of Minnesota, the University of Vermont, the University of California, and others. Since 2011, we have provided more than 28 million SPECTRUM® research cigarettes for use in these independent scientific clinical studies.

The results of these independent clinical studies utilizing our proprietary tobaccos have been published in peer-reviewed articles in well-respected publications. For example, the October 2015 issue of The New England Journal of Medicine (N Engl J Med 2015; 373:1340-1349) published the results of a clinical trial funded by NIDA and the FDA’s Center for Tobacco Products (“CTP”) that was a double-blinded, parallel, randomized clinical trial involving 840 smokers at ten locations that was led by the Center for the Evaluation of Nicotine in Cigarettes. The authors of this article in The New England Journal of Medicine concluded that the proprietary VLNC cigarettes created and supplied by us for such study were “associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events.”

As a further example, on October 5, 2017, Dr. Dorothy Hatsukami, the Co-Director of the Center for the Evaluation of Nicotine in Cigarettes and a Professor of Psychiatry and Director of the Tobacco Research Programs at the University of Minnesota, publicly announced at the 5th Annual Conference on Tobacco Regulatory Science at the Vermont Center on Behavior and Health, partial results of a newly completed Phase III clinical study of 1,250-patients from all demographics over a 20-week study period in 10 study locations across the United States that compared smokers who were assigned to (i) an immediate reduction to Very Low Nicotine Content cigarettes, (ii) a gradual reduction in reduced nicotine content cigarettes, or (iii) normal nicotine content cigarettes. Dr. Hatsukami publicly stated that the full results of this Phase III study were then in peer review prior to publication, but that the results reflect that an immediate approach to nicotine reduction is most likely to lead to less harm. Dr. Hatsukami also publicly stated that the study data indicates compensatory smoking is less likely to occur with an immediate reduction in nicotine, and that there was a greater likelihood of more rapid smoking cessation with the immediate approach to nicotine reduction. Our Company provided all the research cigarettes used in this Phase III study.

On September 5, 2018, the Journal of the American Medical Association (JAMA) published the results of such Phase III study by Dr. Hatsukami, et al., in which this independent clinical study investigated the effects of an immediate reduction in nicotine content of cigarettes versus a gradual reduction in nicotine content of cigarettes. Dr. Hatsukami, et al., used exclusively 22nd Century’s SPECTRUM® research cigarettes to conduct this study. In this randomized, parallel, double-blind clinical study, which is the largest clinical study using VLNC cigarettes conducted to date, independent scientists assigned 1,250 participants to one of three groups: (1) smokers who were provided only with cigarettes containing VLNC tobacco with 0.4 mg of nicotine per gram of tobacco, (2) smokers who were provided with cigarettes with a gradual reduction of nicotine from 15.5 mg to 0.4 mg of nicotine per gram of tobacco, and (3) smokers who were provided with cigarettes of a conventional nicotine level with 15.5 mg of nicotine per gram of tobacco. Following two weeks of baseline study and 20 weeks of intervention, an immediate reduction in nicotine emerged as the clear winner. Compared to a gradual nicotine reduction, an immediate nicotine reduction was associated with (i) lower toxicant exposure across time; (ii) fewer cigarettes smoked per day; (iii) greater reduction in nicotine dependence; and (iv) more days in which participants smoked no cigarettes (cigarette-free days). In contrast, results from the study participants assigned to a gradual reduction in nicotine were nearly indistinguishable from the results of the study participants assigned to cigarettes with a conventional level of nicotine in the areas of dependence, number of cigarette-free days, cigarettes smoked per day, and most of the biomarkers of nicotine and tobacco smoke exposure.

In a companion article published by the University of Minnesota on September 4, 2018, Dr. Hatsukami stated that “the results of this 1,250-patient study support the benefits of rapidly reducing nicotine in all cigarettes, primarily because this approach helped smokers, who initially had no immediate intentions to quit, experience smoke-free days. This is good news because the majority of smokers want to quit smoking, but only a small percentage of smokers are successful.”

A list of the completed, independent clinical studies that used our proprietary VLNC tobacco can be found on our website at http://www.xxiicentury.com/published-clinical-studies/. A list of the on-going, independent clinical studies on our SPECTRUM® research cigarettes can be found on our website at http://www.xxiicentury.com/on-going-clinical-studies/. Information on our website (including links to third party websites) is not incorporated into this Annual Report on Form 10-K.

As further background in this matter, in 2015, the World Health Organization (“WHO”) Study Group on Tobacco Product Regulation published an advisory note on a global nicotine reduction strategy of limiting the sale of cigarettes to brands with a nicotine content that is not sufficient to lead to the development and/or maintenance of addiction. The WHO report referred to such cigarettes as “reduced-nicotine” cigarettes. The WHO report stated that conventional cigarettes – even those brands that deliver low nicotine yields as measured by machine smoking under the conditions of the International Organization for Standardization (ISO) – contain addicting levels of nicotine, but the nicotine yields are reduced as a result of many cigarette design features, including ventilated filters, and with the result being that users puff ISO low-nicotine-yield cigarettes more intensely (i.e. they draw larger puffs and more frequent puffs than the conditions prescribed by machines) to obtain addicting levels of nicotine. However, the WHO report found that, unlike conventional cigarettes, reduced-nicotine content cigarettes can limit the addictiveness of the product, as the very low nicotine content in the tobacco cannot deliver addicting levels of nicotine. The WHO study stated that published research shows that switching from conventional cigarettes to cigarettes with a reduced-nicotine content of 0.4 mg/g of cigarette tobacco filler does not significantly increase craving or withdrawal symptoms and does not result in compensatory smoking (such as more intense smoking or smoking more cigarettes per day). The WHO study further stated that no specific amount of nicotine has yet been identified by the WHO as the absolute threshold for addiction; however, the WHO report stated that it is likely to be equal to or possibly less than 0.4 mg/g of dry cigarette tobacco filler.

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

On August 16, 2017, The New England Journal of Medicine published an article by FDA Commissioner Scott Gottlieb, M.D. and Mitchell Zeller, J.D., the Director of the FDA/CTP, entitled “A Nicotine-Focused Framework of Public Health.” In this article, FDA Commissioner Gottlieb and FDA/CTP Director Zeller stated that the Tobacco Control Act gives the FDA a regulatory tool called a tobacco “product standard” that can be used to alter the addictiveness of combustible cigarettes, and that such standards may set requirements related to an ingredient or constituent in a tobacco product, or related to any other aspect of product composition, construction, or other property, and that the establishment of the right product standard could alter the addictiveness of combustible cigarettes by setting maximum nicotine levels in such products. The article further stated that Section 907 of the Food, Drug, and Cosmetic Act authorizes the FDA to establish tobacco product standards that the FDA has determined to be appropriate for the protection of the public health, with the statute specifically noting that such a standard may address nicotine yields, among other characteristics. Although the statute prohibits the FDA from requiring the reduction of nicotine yields of a tobacco product to zero, the FDA stated in this article that the FDA has clear authority to otherwise reduce nicotine levels. The FDA concluded in this article that a nicotine-limiting standard could make cigarettes minimally addictive or non-addictive, helping current users of combustible cigarettes to quit and allowing most future users to avoid becoming addicted and proceeding to regular use, and that disrupting that progression – from experimentation to regular use to tobacco-related disease and even death – could save millions of American lives. In this article, the FDA also stated that the FDA will consider peer-reviewed, scientific studies in proposing a maximum nicotine level, but that rigorous studies of Very Low Nicotine Content cigarettes have evaluated the potential effects of various nicotine levels on smoking behaviors and biomarkers, and findings from such studies could inform decision-making on a possible maximum nicotine level in tobacco filler. The FDA stated that, as in all matters of public health policy, the FDA will be led by the science in this important area.

In summary, since 2011, the FDA, NIDA and other federal government agencies have invested more than $125 million in independent clinical studies utilizing 22nd Century’s proprietary tobaccos, with such studies being conducted by scientists at many different and well-known clinical study centers. During that same time, we have provided more than 28 million proprietary SPECTRUM® research cigarettes for use in such independent clinical studies. The results of these studies have been published in peer-reviewed articles and reflect the independent scientific support for the planned mandate by the FDA that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. We believe that our VLNC tobacco technology and our production and delivery of more than 28 million proprietary research cigarettes since 2011 reflects that the FDA’s plan to dramatically reduce nicotine in cigarettes is technologically feasible. Since our proprietary VLNC tobacco has been the subject of numerous completed and on-going independent clinical studies, we are investigating the potential use of our VLNC tobacco in our own products that will be intended to comply with the new FDA regulations, as well as we are investigating the potential license of the use of our VLNC tobacco by third-parties. In the United States, we will focus on working with the FDA on its nicotine reduction mandate and on our Premarket Tobacco product application (“PMTA”) and our Modified Risk Tobacco Product application (“MRTPA”) that we submitted to the FDA in December 2018 for our BRAND A Very Low Nicotine Content cigarettes with product labeling that includes the proposed brand name of VLNTM and states that the VLNTM product has 95% less nicotine than conventional cigarettes. Outside the United States, we will focus on working with WHO-member countries that desire to utilize our proprietary VLNC tobacco to implement the WHO recommendation of limiting the sale of cigarettes to brands with a nicotine content that is not sufficient to lead to development and/or maintenance of addiction.

Products

BRAND A Very Low Nicotine Content Cigarettes

The tobacco in our BRAND A Very Low Nicotine Content cigarettes contains at least 95% less nicotine than conventional cigarette brands. The strategy behind BRAND A is to reduce smokers’ exposure to nicotine, which is the primary addictive component of cigarettes.

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of Modified Risk Tobacco Products, which includes cigarettes marketed to (i) reduce harm or the risk of tobacco-related disease or (ii) reduce or eliminate exposure to a substance (“Modified Risk Cigarettes”). The Tobacco Control Act required the FDA to issue specific regulations and/or guidance regarding applications submitted to the FDA for the authorization to label and market Modified Risk Tobacco Products. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. We believe that our BRAND A Very Low Nicotine Content cigarettes will qualify as Modified Risk Cigarettes.

On December 31, 2015, we submitted to the FDA a combined Premarket Tobacco product application (“PMTA”) and a Modified Risk Tobacco Product Application (“MRTPA”) requesting a reduced exposure marketing authorization from the FDA to market BRAND A as a Modified Risk Cigarette with product labeling and advertising that states that BRAND A has 95% less nicotine than conventional cigarettes. In December 2016, the FDA provided us with feedback on our combined PMTA/MRTPA for our BRAND A Very Low Nicotine Content tobacco cigarettes. In response to the FDA’s requests at that time, and in conjunction with additional clarifying guidance, we withdrew our then existing applications with the FDA in order to file a new bifurcated PMTA and MRTPA with the FDA for BRAND A that would include additional scientific data and other information requested by the FDA.

In support of our expanded work on our revised PMTA and MRTPA for our BRAND A Very Low Nicotine Content cigarettes, we increased the depth and experience of our scientific and regulatory team. On October 31, 2017, we hired Dr. James E. Swauger to be our new Senior Vice President of Science and Regulatory Affairs. Dr. Swauger was previously the leader of the scientific and regulatory functions at Reynolds American Inc., one of the largest tobacco companies in the United States. Dr. Swauger’s primary responsibilities with us were to lead and oversee our scientific and regulatory affairs, plant biotechnology, research and development, and external scientific activities, including the resubmission to the FDA of our PMTA and MRTPA for our BRAND A Very Low Nicotine Content cigarettes. On December 4, 2017, we also hired Dr. Juan Sanchez Tamburrino to be our new Vice President of Research and Development. Dr. Tamburrino was previously the head of the Plant Biotechnology Division of British American Tobacco, one of the largest tobacco companies in the world. Dr. Tamburrino is an integral part of our scientific and regulatory team working on our PMTA and MRTPA for our BRAND A Very Low Nicotine Content cigarettes, and our continuing research and development of improved Very Low Nicotine Content tobacco plants. On April 19, 2018, Dr. Swauger passed away suddenly. After the passing of Dr. Swauger, we continued to perform the additional work and tests to be included in our new PMTA and MRTPA.

On December 5, 2018, we submitted a new PMTA to the FDA and on December 27, 2018, we submitted a new MRTPA to the FDA, in each case for our BRAND A Very Low Nicotine Content cigarettes for which we are requesting a reduced exposure marketing authorization from the FDA to market BRAND A as a Modified Risk Cigarette with product labeling that includes the proposed brand name of VLNTM and states that BRAND A has 95% less nicotine than conventional cigarettes.

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

Since 2011, the FDA, NIDA and other federal government agencies have invested more than $125 million in independent clinical studies utilizing our proprietary tobaccos, with such studies being conducted at many well-known locations, including the Mayo Clinic, the MD Anderson Cancer Center at the University of Texas, the Johns Hopkins University, Duke University, the University of Pittsburgh, the University of Minnesota, the University of Vermont, the University of California, and others. Since 2011, we have provided more than 28 million SPECTRUM® research cigarettes for use in these independent clinical studies, with the most recent shipment of 3.6 million SPECTRUM® research cigarettes occurring in November 2018. The SPECTRUM® product line consists of a series of 24 cigarette styles (11 regular and 13 menthol versions) that have 8 different levels of nicotine – from very low to high. A list of the completed, independent clinical studies on our proprietary tobaccos can be found on our website at http://www.xxiicentury.com/published-clinical-studies/. A list of the on-going, independent clinical studies on our proprietary VLNC tobacco can be found on our website at http://www.xxiicentury.com/on-going-clinical-studies/. We do not incorporate the information on our website into this Annual Report on Form 10-K.

 X-22 Prescription Smoking Cessation Aid

X-22 is a tobacco-based botanical medical product for use as an aid to smoking cessation. Our X-22 therapy protocol calls for patients to smoke exclusively our X-22 cigarettes over a six-week treatment period to facilitate the goal of the patient quitting smoking by the end of the treatment period. We believe that X-22 cigarettes made from our proprietary VLNC tobacco satisfy smokers’ cravings for cigarettes while (i) greatly reducing nicotine exposure and nicotine dependence and (ii) extinguishing the association between the act of smoking and the rapid delivery of nicotine. X-22 involves the same smoking behavior as conventional cigarettes and, because patients are simply switching to cigarettes with a low nicotine content for 6 weeks, X-22 does not expose the smoker to any new drugs or new side effects.

Independent clinical studies have demonstrated that smokers who smoke cigarettes containing our proprietary VLNC tobacco smoke fewer cigarettes per day resulting in significant reductions in smoke exposure, including “tar,” nicotine, and carbon monoxide. Due to the very low nicotine levels, compensatory smoking does not occur with cigarettes containing our proprietary VLNC tobacco. A list of the completed, independent clinical studies that used our proprietary VLNC tobacco can be found on our website at http://www.xxiicentury.com/published-clinical-studies/. We do not incorporate the information on our website into this Annual Report on Form 10-K.

As a result of the FDA’s announcement on July 28, 2017 to require the reduction of nicotine to minimally or non-addictive levels in all cigarettes sold in the United States, we do not believe that there will be a market in the United States for a prescription-based product consisting of our VLNC tobacco because tobacco with minimally or non-addictive levels of nicotine will be mandated by the FDA in all combustible tobacco cigarettes in the United States. Accordingly, we will continue to explore opportunities outside of the United States for X-22 in markets where a prescription-based, smoking cessation product may be appropriate.

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

RED SUN and MAGIC Cigarettes

Our subsidiary, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”), introduced in a limited capacity two super-premium priced cigarette brands, RED SUN and MAGIC, into the U.S. market in the first quarter 2011. From the year 2011 through the year 2014, there were de minimis sales of these brands since we intentionally did not expand the marketing and distribution of these brands until after we became a subsequent participating manufacturer under the Master Settlement Agreement (“MSA”), which occurred on August 29, 2014, when the 46 Settling States under the MSA approved our acquisition of NASCO Products, LLC (“NASCO”) and NASCO became a subsequent participating manufacturer under the MSA. During the remainder of 2014, we worked to obtain approvals from regulatory agencies in all 50 States to have our RED SUN brand listed on the state directories of tobacco products approved for sale in each such state. During 2014, we also worked with Orion, a cigarette manufacturer in Poland, to contract manufacture our proprietary tobacco products for distribution in the European Union, starting with our MAGIC brand. In 2015, we focused our marketing efforts for RED SUN on national and regional distributors, tobacconists, smoke shops and other tobacco outlets in the United States. In 2015, we also introduced our MAGIC cigarettes to distributors and retailers in Spain. We ceased marketing the MAGIC brand in Spain when the European Union changed its packaging laws to no longer allow companies to print the nicotine yield on cigarette packs. In response to the planned mandate by the FDA that all cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine, we discontinued sales in the United States of our RED SUN brand as of December 31, 2017. We will continue to explore opportunities outside of the United States for our RED SUN and MAGIC brands in markets where such products may be appropriate.

Hemp

Our primary mission in hemp/cannabis is to develop proprietary hemp strains for potential important new medicines and agricultural crops. Our current activities involve work with only legal hemp in compliance with federal and state laws. The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp has not more than 0.3% dry weight content of THC and is legal under the federal 2018 Farm Bill and certain state laws. The same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion. Our activities with fully legal hemp have sometimes been incorrectly perceived as us being involved in federally illegal cannabis/marijuana. This is not the case. We work only with legal hemp in compliance with federal and state laws.

We currently sponsor hemp research in the United States at the University of Virginia (“UVA”). In December 2016, we entered into a sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”). Over the three year term, we will invest approximately $1,000,000 in this scientific collaboration. The current goals of the research agreement include: (i) creating unique industrial hemp plants with guaranteed levels of THC below the legal limits that define hemp for optimal growth in Virginia (thus eliminating the risk to growers of having to destroy non-conforming hemp crops), (ii) optimizing other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions of the United States, and (iii) utilizing high-value medical cannabinoid hemp varieties and specialized cannabinoid extraction processes for use in human therapeutics.

On October 19, 2017, we announced that we had successfully completed our hemp field trials with UVA. The 22nd Century-UVA hemp field trials used multiple oil and fiber varieties of hemp. The Company’s hemp harvest with UVA identified proprietary varieties of hemp that we believe have excellent agronomic properties for growth in Virginia. We continued to work with UVA on our hemp plants in Virginia in 2018 and we are working with UVA on plantings in 2019 of the most promising proprietary hemp varieties to optimize plant growth in the legacy tobacco region of the United States. UVA and 22nd Century conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant us the exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by us to UVA LVG.

We have also sponsored hemp research in Canada with Anandia Laboratories, Inc. (“Anandia”), a plant biotechnology company based in Vancouver, British Columbia, Canada. Previously, on September 15, 2014, we were granted a sublicense by Anandia to two patents and 23 patent applications relating to genes in the hemp/cannabis plant that are required for the production of cannabinoids, the “active ingredients” in the hemp/cannabis plant, with such sublicense being exclusive in the United States and co-exclusive with Anandia everywhere else in the world, except Canada where Anandia has retained exclusive rights. The Anandia sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. Under licenses granted by the Canadian government to Anandia, we conducted research and development on unique plant varieties of hemp at Anandia, such as (i) hemp plants with low to no amounts of THC for the legal hemp industry and (ii) hemp plants with high levels of CBD and other non-THC cannabinoids for the legal medical cannabinoid markets. Anandia and 22nd Century conducted all activities in this scientific collaboration within the parameters of all applicable licenses and permits held by Anandia for such work. The agreements with Anandia grant us exclusive rights to commercialize in the United States (and co-exclusive with Anandia everywhere else in the world outside of Canada and the United States) all results of this collaboration in consideration of royalty payments by us to Anandia.

On March 23, 2017, we publicly announced that our strategic collaboration with Anandia had resulted in new industrial hemp plants that have zero (-0-) amounts of THC. We developed our zero THC hemp plants as a potential solution to one of the biggest challenges that was then facing the legal hemp industry, which was that hemp farmers were not able to obtain crop insurance to protect against the risk of their entire hemp crop being destroyed if a portion of their hemp crop grew with THC levels above the legal limit of 0.3% THC. We developed our zero THC hemp plants in 2017 as a potential solution to that risk because our zero THC hemp plants will not develop THC above the legal limits for hemp. However, under the new U.S. federal law known as the “2018 Farm Bill,” which was enacted on December 20, 2018 and is described in more detail below, the hemp plant has been legalized under U.S. federal law, but with compliance still being required with all applicable state hemp laws. The 2018 Farm Bill specifically authorizes federal crop insurance programs to cover hemp, so hemp farmers no longer face the loss of their hemp crops without insurance protection. Thus, any hemp plant with zero amount of THC is still a scientifically interesting plant, but the commercial viability of any zero THC hemp plant will depend on its other agronomic qualities, such as whether it has a superior fiber content, high yields, and other agronomically desirable traits for commercial uses and/or unique cannabinoid levels for possible extraction purposes. We have many such types of superior and unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets.

We also expanded our hemp activities in our home State of New York after the many public announcements by New York Governor Andrew Cuomo that New York State (“NYS”) intends to become a leading grower and producer of hemp and hemp-derived products. On October 30, 2017, we obtained a NYS hemp research and grower license to support our expanding hemp activities in New York.

Intellectual Property

Our intellectual property enables us to decrease or increase the level of nicotine and other nicotinic alkaloids in tobacco plants and the levels of cannabinoids in hemp/cannabis plants through genetic engineering and plant breeding. The basic techniques include, but are not limited to, those that are used in the production of genetically modified (“GM”) varieties of other crops, which are also known as “biotech crops,” and the production of non-GM varieties of VLNC tobaccos.

We have extensive patent protection and exclusive rights covering tobacco plants with altered nicotine content produced from modifying expression of certain genes in the tobacco plant, including NBB, QPT, A622, MPO and several transcription factor genes, and tobacco products produced from these plants. A portion of the QPT patent family expired in 2018, and the remainder of the QPT patent family is expected to expire in 2020, although a Brazilian application of the family, now under appeal, could expire later if granted. The majority of our other patent families related to nicotine biosynthesis are expected to expire between 2021 and 2036, with certain extensions of terms in the U.S. applications resulting from patent term adjustments at the U.S. Patent and Trademark Office. (A “patent family” is a set of patent applications and patents, filed in various countries, that relate back to at least one common earlier application.). Our Vector 21-41 VLNC tobacco plants with the QPT modification are also protected by plant variety protection (“PVP”) through 2023, which further restricts third-parties from using such plants.

The creation and production of unique tobacco plants with agronomic traits of VLNC levels, with sufficiently high germination rates and sufficiently large plant yields at harvest, among many other desirable qualities, are necessary for the plants to be sufficiently reliable to be planted at commercial scale. The expiration of a portion of the QPT patent family in 2018 provides third parties with the freedom to target the QPT gene in the tobacco plant, but such targeting of the QPT gene alone does not mean that a third party will be successful in creating a tobacco plant with altered levels of nicotine. The freedom to target the QPT gene means that a third party may conduct scientific experiments to try to discover how to alter or affect the QPT gene in ways that may or may not result in a change in nicotine levels in the tobacco plant. If a third party is able subsequently to learn, over time, how to utilize the QPT gene to alter nicotine levels in the tobacco plant, then such third party would still need to develop and create a unique tobacco plant with very low levels of nicotine (not just a “reduced nicotine” plant), which would involve, among many other things, multiple plantings over multiple generations of the plants to try to create stable and reliable VLNC plants, with no assurance that any third party could be successful in such efforts. We believe that targeting of the QPT gene alone will not result in a VLNC tobacco plant and, hence, that other genes will have to be targeted in the tobacco plant, possibly (and we believe likely) including genes and other intellectual property for which we have continuing patent protection that would need to be used, in combination with QPT to result in VLNC tobacco. However, if a third party is able, over time, to develop a tobacco plant with very low levels of nicotine, then the third party still would need to develop a VLNC plant with sufficiently high germination rates and sufficiently large plant yields at harvest for the plant to be sufficiently reliable to be planted in large quantities to support its use at commercial scale, which again would involve, among many other things, multiple plantings over multiple generations of the plants to determine the reliability and stability of the germination rates and plant yields at harvest.

While third parties may desire to engage in experiments with the QPT gene, we already have proprietary VLNC tobacco with germination rates, plant yields at harvest, and other desirable qualities that are acceptable to us for the plant to be sufficiently reliable to be planted at commercial scale. We have provided more than 28 million research cigarettes containing our proprietary VLNC tobacco that was grown under strict contracts with our exclusive growers and then processed and finished into cigarettes at our factory. Thus, we believe that our VLNC tobacco has the agronomic qualities that are sufficient to support its use in a commercial scale product. We are also developing our next-generation VLNC tobacco of non-GM bright, burley and Oriental VLNC tobaccos to continue to maintain our competitive advantage in being a unique provider of VLNC tobacco to third-parties that may desire to utilize our proprietary VLNC tobaccos in their finished tobacco products.

We also have exclusive plant variety rights in the United States (plant variety protection certificates are issued in the United States by the U.S. Department of Agriculture (“PVP”)) and Canada. A PVP certificate prevents anyone other than the owner/licensee from planting, propagating, selling, importing or exporting a plant variety for twenty (20) years in the U.S. and, generally, for twenty (20) years in other member countries of the International Union for the Protection of New Varieties of Plants, known as UPOV, an international treaty concerning plant breeders’ rights. There are currently more than 70 countries that are members of UPOV. Our current VLNC tobaccos are protected by our patent portfolio and our Vector 21-41 VLNC tobacco is additionally protected by PVP.

In September 2014, we entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, we were granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to two U.S. patents and 23 patent applications relating to genes in the hemp/cannabis plant that are required for the production of cannabinoids, the “active ingredients” in the hemp/cannabis plant. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. As a plant biotechnology company, our entry into the legal hemp markets is a natural evolution of our activities in a plant that has important research and commercial value and applications. Under licenses granted by the Canadian government to Anandia, we conducted research and development on unique plant varieties of hemp at Anandia, such as (i) plants with low to no amounts of THC for the legal hemp industry, and (ii) plants with high levels of CBD and other non-THC cannabinoids for the legal medical cannabinoid markets.

 In addition to our patents, patent applications, and PVP certificates, we own various registered trademarks in the United States and around the world.

Licensing

We have had negotiations with various parties in the tobacco, pharmaceutical, and hemp/cannabis industries for licensing our technology and proprietary plants and products. We believe that the FDA’s planned action to reduce nicotine in combustible cigarettes in the United States will increase opportunities for us to license our VLNC tobacco technology and plants to third-parties in the United States. Further, if the tobacco laws in foreign countries change in ways that are consistent with the WHO recommendation and that are similar to the FDA’s planned actions on reducing nicotine in cigarettes in the United States, we believe that international licensing opportunities relating to our VLNC tobacco technology and plants will increase substantially.

We also believe that our unique hemp plants will be highly desirable in the United States. We believe that we have many types of superior and unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets. We are also developing other high-value medicinal cannabinoid varieties of hemp and specialized cannabinoid extraction processes for use in human therapeutics. We believe that the many uses of legal hemp in the United States and the continued growth of the hemp industry in the United States will result in hemp business opportunities and hemp licensing opportunities for our unique hemp plants and the cannabinoid extracts therefrom.

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

In December 2016, we entered into a sponsored research agreement with the University of Virginia (“UVA”) and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which we will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and to optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions in the United States. This work with UVA also involves the development and study of medically important cannabinoids to be extracted by UVA from our unique hemp plants.

On October 19, 2017, we announced that UVA had completed its first successful harvest of our hemp plants and identified several promising hemp varieties that could form the foundation for commercial hemp production throughout the legacy tobacco regions of the United States. The 22nd Century-UVA hemp field trials used multiple oil and fiber varieties of hemp. Our hemp harvest with UVA identified proprietary varieties of hemp that have excellent agronomic properties for growth in Virginia. In 2018, we continued to use our proprietary hemp plants for plantings with UVA in Virginia. We are currently discussing 2019 planting activities with UVA. We are also working with UVA on the development of high-value medicinal cannabinoid varieties of hemp and specialized cannabinoid extraction processes for use in human therapeutics. We incurred $360,046 of expenses for the R&D agreement at UVA for the year ended December 31, 2018. UVA and 22nd Century are conducting all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant 22nd Century exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by our Company to UVA LVG.

We committed to an R&D agreement with NCSU relating to nicotine biosynthesis in tobacco plants and incurred $162,408 in R&D expenses for the period from February 2014 through January 2016. We extended the agreement through January 31, 2017 at an additional cost of $85,681. In February of 2018, we finalized an additional extension to the agreement through April 30, 2018 at a cost of $88,344. In May 2018, we finalized an additional extension to the agreement through April 30, 2019 at a total cost of $121,357. During the years ended December 31, 2018, 2017, and 2016, we expensed $169,249, $7,140, and $78,541, respectively, relating to this extended R&D agreement.

On June 22, 2018, the Company entered into an amendment to its existing license agreement with NCSU under which the Company exclusively licensed several bright and burley tobacco plant lines with Very Low Nicotine Content that are not genetically modified (non-GM) plants.  The amendment provides for the Company to pay NCSU a total exclusive license fee of $1,200,000, of which $500,000 was paid by the Company to NCSU within five business days after the execution of the amendment, $400,000 will be paid on the one-year anniversary of the execution of the amendment, and $300,000 will be paid on the two-year anniversary of the execution of the amendment.  The Company will also pay running royalties to NCSU based on a portion of the net sales revenue received by the Company from sales of products that contain any portions of the plant materials that have been received by the Company from NCSU.

On October 22, 2018, the Company entered into a license with the University of Kentucky (“UK”) to license on a non-exclusive basis a next-generation very low nicotine burley tobacco plant line.  The UK license agreement provides for the Company to pay UK a total exclusive license fee of $1,200,000, of which $300,000 was paid by the Company to UK after the delivery by UK to the Company of certain very low nicotine burley tobacco seeds, $300,000 will be paid on the later of the one-year anniversary of the license agreement or the delivery by UK to the Company of chemical analysis of the field grown plants from such very low nicotine burley tobacco seeds, $300,000 will be paid on the later of the two-year anniversary of the license or the delivery by UK to the Company of certain other very low nicotine burley tobacco seeds, and the final installment payment of $300,000 will be paid on the later of the three-year anniversary of the license agreement or the delivery by UK to the Company of seeds of male sterile versions of each of the very low nicotine plants grown by UK for the Company from the seeds provided by UK to the Company.  The Company will also pay running royalties to UK based on a portion of the net sales revenue received by the Company from sales of products that contain any portions of the plant materials that have been received by the Company from UK.

During the years ended December 31, 2018, 2017, and 2016, we incurred total R&D expenses of $14,989,746, $3,366,468, and $2,340,958, respectively. The R&D expenses for the year ended December 31, 2018 include approximately $9,800,000 in expenses relating to our PMTA and MRTPA, submitted to the FDA in December 2018, and approximately $1,230,000 in equity-based compensation expense recognized due the death in April 2018 of James Swauger, our Vice President of Science and Regulatory Affairs.

MSA Membership

In September 2013, we entered into a Membership Interest Purchase Agreement (the “NASCO Acquisition”) to purchase all of the issued and outstanding membership interests of NASCO, a federally licensed tobacco product manufacturer and subsequent participating manufacturer under the Master Settlement Agreement (“MSA”). The MSA is an accord reached in November 1998 between the State Attorneys General of 46 states, five U.S. territories, the District of Columbia and the five largest tobacco companies in the United States concerning the advertising, marketing and promotion of tobacco products. The MSA also set standards for, and imposes restrictions on, the sale and marketing of cigarettes by participating cigarette manufacturers. On August 29, 2014, we entered into an Amended Adherence Agreement with the 46 Settling States under the MSA pursuant to which the Company was approved to acquire NASCO and become a subsequent participating manufacturer under the MSA. On that same date, we closed the NASCO Acquisition and became a subsequent participating manufacturer under the MSA. NASCO has since been a wholly-owned subsidiary of our Company.

Manufacturing

We lease a cigarette manufacturing facility and warehouse located in Mocksville, North Carolina. In 2013, we purchased certain (i) cigarette manufacturing equipment, and (ii) equipment parts, factory items, office furniture and fixtures, vehicles and computers from the bankruptcy estate of PTM Technologies, Inc. for approximately $3.22 million.

The facility was primarily in a pre-manufacturing stage during 2014 as we sought approval during that time for us to become a subsequent participating manufacturer under the MSA. Since August 29, 2014, the Company has been a subsequent participating manufacture under the MSA. Since 2015, we have manufactured and sold our SPECTRUM® government research cigarettes, together with a third-party MSA cigarette brand and several third-party filtered cigar brands, at our factory in North Carolina.

Our strategic acquisition of our factory has allowed us to become vertically integrated so that we can control production priorities/timing and maintain the required high quality of our products, including our SPECTRUM® research cigarettes. In the future, our factory will also allow us to produce our own VLNC cigarette brands in the event they comply with the FDA mandate for reduced nicotine in cigarettes, as well as our BRAND A VLNC cigarettes if/when the FDA approves our PMTA and MRTPA submissions for BRAND A under our proposed product name of VLNTM.

Sources of Raw Materials

We obtain a large portion of our tobacco leaf from farmers in multiple states in the United States who are under direct contracts with us. These contracts prohibit the transfer of our proprietary tobaccos, seeds and plant materials to other parties. We purchase the balance of our tobacco through third parties. As we prepare for the anticipated increased need for our proprietary VLNC tobacco in the United States in the event the FDA mandates that all combustible cigarettes contain only minimally or non-addictive levels of nicotine and/or in the event the FDA approves our PMTA and MRTPA for our BRAND A VLNC cigarettes under the proposed product name of VLNTM, we intend to increase the amount of tobacco leaf we obtain directly from farmers under contract, both in the United States and in foreign countries.

We likewise grow hemp ourselves and under contracts with farmers that prohibit the transfer of our proprietary seeds and plant materials to other parties.

Government Regulation

FDA Mandate to Require Minimally or Non-Addictive Levels of Nicotine in all Cigarettes in the United States

The Tobacco Control Act, which became law in June 2009, granted the FDA authority over the regulation of all tobacco products in the United States. While the Tobacco Control Act prohibits the FDA from banning cigarettes outright, or mandating that nicotine levels be reduced to zero, it does allow the FDA to require the reduction of nicotine or other compounds in tobacco and cigarette smoke. In 2009, the Tobacco Control Act also banned all sales in the United States of cigarettes with flavored tobacco (other than menthol). As of June 2010, all cigarette companies were required to cease use of the terms “low tar,” “light” and “ultra light” in describing cigarettes sold in the United States.

On July 28, 2017, FDA Commissioner Scott Gottlieb, M.D., announced the FDA’s plan to exercise its authority under the Tobacco Control Act to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. On March 16, 2018, the FDA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) to obtain information for consideration in developing a tobacco product standard to set the maximum nicotine level for cigarettes. The FDA is engaging in a required rule-making process to enact such new nicotine reduction regulations. It is uncertain how long the FDA rule-making process will take to complete.

We believe this regulatory environment represents a paradigm shift for the tobacco industry and will create opportunities for us in marketing BRAND A under our proposed product name of VLNTM and in licensing our proprietary technology and/or tobaccos to larger competitors. On July 16, 2018, we publicly submitted to the FDA our formal written response to the ANPRM in which we described how (i) the FDA’s proposed new rule is supported by rigorous independent, published science, (ii) the FDA’s stated goal to render cigarettes minimally or non-addictive is immediately feasible as evidenced by our production and delivery of more than 28 million VLNC research cigarettes since the year 2011, and (iii) the FDA’s proposed new rule is exceedingly practical and urgently needed in the interests of public health.

Modified Risk Cigarettes

The Tobacco Control Act establishes procedures for the FDA to regulate the labeling and marketing of Modified Risk Tobacco Products, which includes cigarettes marketed to (i) reduce harm or the risk of tobacco-related disease or (ii) reduce or eliminate exposure to a substance (“Modified Risk Cigarettes”). The Tobacco Control Act required the FDA to issue specific regulations and/or guidance regarding applications submitted to the FDA for the authorization to label and market Modified Risk Tobacco Products. On March 30, 2012, the FDA issued Modified Risk Tobacco Product Applications Draft Guidance. On December 5, 2018, we submitted a new PMTA to the FDA and on December 27, 2018, we submitted a new MRTPA to the FDA, in each case for our BRAND A Very Low Nicotine Content cigarettes for which we are requesting a reduced exposure marketing authorization from the FDA to market BRAND A as a Modified Risk Cigarette with product labeling that includes the proposed brand name of VLNTM and states that the VLNTM product has 95% less nicotine than conventional cigarettes. We believe that our VLNTM cigarettes will qualify as Modified Risk Cigarettes. We believe that obtaining FDA authorization to promote our VLNTM cigarettes as Modified Risk Cigarettes will create opportunities for us to market our own unique product and license our proprietary technology and/or our tobaccos to larger competitors.

We supply our proprietary cigarettes for use by independent researchers so studies can be conducted to obtain additional information on our products. We expect this information will assist us, along with our own funded studies, in obtaining the necessary FDA authorizations to market BRAND A under our proposed product name of VLNTM as a Modified Risk Cigarette.

Hemp

On December 20, 2018, the Agricultural Improvement Act of 2018, which is also known as the “2018 Farm Bill,” was enacted and, among other things, further legalized hemp under U.S. federal law, but with compliance still being required with all applicable state hemp laws. The 2018 Farm Bill includes certain benefits for the hemp industry in the United States, including: (i) the extension of the protections for hemp research and researchers and the conditions in which hemp research can be done, (ii) the protection of hemp farmers and hemp production under federal crop insurance programs, (iii) the permitting of the cultivation, interstate transportation and sale of hemp and hemp products in the U.S. in compliance with all other applicable federal and state laws, and (iv) the removal of hemp and hemp derived products from Schedule 1 of the Controlled Substances Act (“CSA”). However, the FDA has publicly stated that certain products derived from hemp, including cannabidiol (“CBD”), which is a cannabinoid that can be extracted from hemp, will be regulated by the FDA. Thus, participants in the hemp industry will need to comply with all applicable federal and state laws, rules and regulations in the cultivation, transportation and sale of hemp and hemp derived products.

As of December 31, 2018, (i) federal law and the laws of 40 states in the United States and the District of Columbia have legalized hemp, (ii) 33 states in the United States and the District of Columbia have laws and/or regulations that recognize, in one form or another, legitimate medical uses for cannabis/marijuana and consumer use of cannabis/marijuana in connection with medical treatment, and (iii) 10 states in the United States and the District of Columbia have legalized cannabis/marijuana for adult recreational use. Many other states are considering similar legislation. Conversely, under the federal CSA, the policies and regulations of the federal government and its agencies are that cannabis/marijuana has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use and interstate distribution of cannabis/marijuana. In the event the U.S. Department of Justice begins strict enforcement of the CSA in states that have laws legalizing medical and/or adult recreational cannabis/marijuana, there may be a direct and adverse impact to any future potential business or prospects that we may have in the cannabis/marijuana business. However, our current activities involve only work with legal hemp, which would continue since our hemp activities are permitted under applicable federal and state laws, rules, and regulations.

Competition

We are not currently aware of any competition to our VLNC tobacco inside or outside of the United States.

We are not aware of any competition to our Company in the creation and provision of VLNC tobacco research cigarettes for use in independent clinical studies. Since 2011, we have provided more than 28 million research cigarettes containing our proprietary tobaccos, including our VLNC tobacco, for use in numerous independent clinical studies at many well-known study locations, with agencies of the United States federal government investing more than $125 million in such independent clinical studies. The results of those independent clinical studies have been published in peer-reviewed publications. We are not aware of any other independent clinical studies that have been published regarding any other VLNC tobacco research cigarettes.

The results of such numerous completed and on-going clinical studies provide independent scientific support for the public announcement on July 28, 2017 by the FDA that the FDA plans to mandate that all combustible cigarettes sold in the United States will be required to contain only minimally or non-addictive levels of nicotine. Since our proprietary VLNC tobacco has been the subject of numerous completed and on-going, independent clinical studies paid for by agencies of the U.S. federal government, we are investigating the use of our VLNC tobacco in our own products that will be intended to comply with the new FDA regulations, as well as we are investigating the license of the use of our VLNC tobacco by third-parties. It is possible that other companies may develop products that also comply with the new FDA regulations in ways that we do not know of at this time since the FDA is still in the rule-making process. There is also no assurance that the FDA will actually implement such regulations on a timely basis or at all. We are also investigating potential opportunities relating to our VLNC tobacco outside of the United States.

As of December 31, 2017, we no longer sold any Company-owned commercial cigarette brands in the United States. During the year of 2017, we ceased the selling of our RED SUN brand and, during the year 2018, we continued manufacturing a third-party MSA cigarette brand for the third-party owner of that brand. Cigarette companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space, and price. Cigarette sales can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products. Domestic cigarette competitors included Philip Morris USA Inc., Reynolds American Inc., Lorillard Inc., Commonwealth Brands, Inc., Liggett Group LLC, and Vector Tobacco Inc. International competitors included Philip Morris International Inc., British American Tobacco, JT International SA, Imperial Tobacco Group PLC and regional and local tobacco companies; and in some instances, government-owned tobacco enterprises such as the China National Tobacco Corporation.

In the event the FDA approves our PMTA/MRTPA for BRAND A under our proposed product name of VLNTM, then it is possible that BRAND A may compete with FDA-approved smoking cessation aids. In the market for FDA-approved smoking cessation aids, our principal competitors would include Pfizer Inc., GlaxoSmithKline plc, Perrigo Company plc, Novartis International AG, and Niconovum AB, a subsidiary of Reynolds American Inc. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we plan to sell, as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources, and name recognition substantially greater than ours.

Employees

As of February 22, 2019, we employed eighty-two (82) people and we consider our employee relations to be good.

Corporate Information

We are a Nevada corporation and our corporate headquarters is located at 8560 Main Street, Suite 4, Williamsville, New York 14221. Our telephone number is (716) 270-1523. Our internet address is www.xxiicentury.com. All of our filings with the Securities and Exchange Commission can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent Annual Report on Form 10-K, the most recent Quarterly Report on Form 10-Q, Current Reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC's website at www.sec.gov. We do not incorporate the information on our website into this Annual Report on Form 10-K.

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

We have experienced net losses of approximately $8.0 million, $13.0 million, and $11.6 million during the years ended December 31, 2018, 2017, and 2016, respectively. While our current balance of cash and cash equivalents and short-term investment securities is adequate to sustain operations for a number of years, generating net income in the future will depend on our ability to successfully operate our cigarette manufacturing facility, sell and market our proprietary tobacco products, and generate royalty revenue from the licensing of our intellectual property. There is no guarantee that we will be able to achieve or sustain profitability in the future. An inability to successfully achieve profitability may decrease our long-term viability.

We have had a history of negative cash flow, and our ability to sustain positive cash flow is uncertain.

We have had a history of negative cash flow from operating activities, before cash used in investing activities and cash provided by financing activities, including approximately $17.8 million of negative cash flow from operations during the year ended December 31, 2018. We believe our current position of cash and cash equivalents and short-term investment securities is adequate to sustain operations and to meet all current obligations as they come due for a number of years. Generation of positive cash flow from operations will depend on our ability to successfully implement the net income generating activities discussed in the previous risk factor discussion. An inability to successfully implement our net income producing initiatives may decrease our long-term viability.

If regulations by the FDA requiring the reduction of nicotine to minimally or non-addictive levels in all cigarettes sold in the U.S. are delayed or do not become implemented, then the demand for our proprietary Very Low Nicotine Content tobacco may not substantially increase in the U.S.

On July 28, 2017, the FDA publicly announced that it intends to implement new regulations that will mandate minimally or non-addictive levels of nicotine in all cigarettes sold in the U.S. On March 16, 2018, the FDA publicly announced its Advance Notice of Proposed Rulemaking (“ANPRM”) to solicit public comments on the FDA’s plan to enact a new nicotine reduction rule. On July 16, 2018, we publicly submitted to the FDA our written response to the ANPRM. Since our proprietary VLNC tobacco has been the subject of numerous completed and on-going, independent clinical studies paid for by agencies of the U.S. federal government, we are investigating the potential use of our VLNC tobacco in our own products that will be intended to comply with the new FDA regulations, as well as we are investigating the potential license of the use of our VLNC tobacco by third-parties. In this regard, on December 5, 2018, we submitted a new PMTA to the FDA and on December 27, 2018, we submitted a new MRTPA to the FDA, in each case for our BRAND A Very Low Nicotine Content cigarettes. We are also investigating potential opportunities relating to our VLNC tobacco outside of the United States.

However, there can be no assurance that the FDA will implement such new regulations or, if implemented, when such regulations would take effect. In the event the FDA does not implement such new regulations or implementation is delayed, then the demand for our proprietary Very Low Nicotine Content tobacco may not substantially increase in the U.S. and such action would have a material adverse effect on our business and operations.

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

The scope of review, including product testing and exposure studies, to be required by the FDA under the Tobacco Control Act in order for cigarettes such as BRAND A to be marketed as Modified Risk Cigarettes has not yet been fully established, even though the FDA issued Modified Risk Tobacco Product Applications Draft Guidance on March 30, 2012. Our first application for BRAND A as a Modified Risk Cigarette experienced delays and took a year to obtain substantial feedback from the FDA. We may be unsuccessful in establishing to the satisfaction of the FDA that BRAND A is a Modified Risk Cigarette. Even upon demonstrating significant reduced exposure to nicotine, the FDA may decide that allowing a modified risk claim is not in the best interest of the public health, and the FDA may not allow us to market our BRAND A cigarettes as Modified Risk Cigarettes. In addition, the time and cost involved in obtaining such approvals may be longer and costlier than anticipated.

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

From 2013 to 2018, we grew from nine (9) employees to eighty-one (81) employees. Any growth in our business will place a significant strain on our managerial, administrative, operational, financial, information technology and other resources. We intend to further expand our overall business, customer base, employees and operations, which will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our growth effectively.

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

We have no experience in selling smoking cessation products. Competition in the smoking cessation aid products industry is intense, and we may not be able to successfully compete in the market. In the market for FDA-approved smoking cessation aids, our principal competitors include Pfizer Inc., GlaxoSmithKline plc, Perrigo Company plc, Novartis International AG and Niconovum AB, a subsidiary of Reynolds American Inc. The industry consists of major domestic and international companies, most of which have existing relationships in the markets in which we plan to sell, as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources and name recognition substantially greater than ours. In addition, we expect new competitors will enter the markets for our products in the future. Potential customers may choose to do business with our more established competitors because of their perception that our competitors are more stable, are more likely to complete various projects, can scale operations more quickly, have greater manufacturing capacity, are more likely to continue as a going concern, and lend greater credibility to any joint venture. If we are unable to compete successfully against manufacturers of other smoking cessation products, our business could suffer, and we could lose or be unable to obtain market share.

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

Government mandated prices or taxes, production control programs, shifts in crops driven by economic conditions, and adverse weather patterns may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.

We depend on independent tobacco farmers to grow our specialty proprietary tobaccos with specific nicotine contents for our potential products. As with other agricultural commodities, the price of tobacco leaf can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns, diseases, and pests. We must also compete with other tobacco companies for contract production with independent tobacco farmers. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to plant less tobacco. Any significant change in tobacco leaf prices or taxes, quality and quantity could affect our profitability and our business.

Our future success depends on our ability to retain key personnel.

Our success will depend to a significant extent on the continued services of our senior management team, and in particular Henry Sicignano III, our President and Chief Executive Officer, John T. Brodfuehrer, our Chief Financial Officer, and Thomas L. James, our Vice President, General Counsel and Secretary, and the continued services of Juan Sanchez Tamburrino, Ph.D., a key member of our scientific team. The loss or unavailability of any of these individuals may significantly delay or prevent the development of our potential products and other business objectives by diverting management’s attention to transition matters. While each of these individuals is party to employment agreements with us, they could terminate their relationships with us at any time, and we may be unable to enforce any applicable employment or non-compete agreements.

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

Product liability claims, product recalls, or other claims could cause us to incur losses or damage our reputation.

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

The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp, by definition, has not more than 0.3% THC content and is legal under the federal 2018 Farm Bill and certain state laws, but the same plant with a higher THC content is cannabis/marijuana, which is legal under certain state laws, but which is not legal under federal law. The similarities between these plants can cause confusion, and our activities with legal hemp may be incorrectly perceived as us being involved in federally illegal cannabis/marijuana. Also, despite growing support for the cannabis/marijuana industry and legalization of cannabis/marijuana in certain U.S. states, many individuals and businesses remain opposed to the cannabis/marijuana industry. Any negative press resulting from the incorrect perception that we have entered into the cannabis/marijuana space could result in a loss of current or future business. It could also adversely affect the public’s perception of us and lead to reluctance by new parties to do business with us or to own our common stock. We cannot assure you that additional business partners, including but not limited to financial institutions and customers, will not attempt to end or curtail their relationships with us. Any such negative press or cessation of business could have a material adverse effect on our business, financial condition, and results of operations.

Any business-related cannabinoid production is dependent on laws pertaining to the hemp/cannabis industry.

On December 20, 2018, the Agricultural Improvement Act of 2018, which is also known as the “2018 Farm Bill,” was enacted and legalized hemp and hemp products under U.S. federal law, but with compliance still being required with all applicable state hemp laws. However, the FDA has publicly stated that certain products derived from hemp, including cannabidiol (“CBD”), which is a cannabinoid that can be extracted from hemp, will be regulated by the FDA. Thus, participants in the hemp industry will need to comply with all applicable federal and state laws, rules and regulations in the cultivation, transportation, and sale of hemp and hemp derived products.

As of December 31, 2018, (i) federal law and the laws of 40 states in the United States and the District of Columbia have legalized hemp, (ii) 33 states and the District of Columbia allow their citizens to use medical cannabis/marijuana and, (iii) 10 states and the District of Columbia have legalized cannabis/marijuana for adult recreational use. Many other states are considering similar legislation. Conversely, under the federal Controlled Substance Act (the “CSA”), the policies and regulations of the federal government and its agencies are that cannabis/marijuana has no medical benefit and a range of activities are prohibited, including cultivation, possession, personal use, and interstate distribution of cannabis/marijuana. In the event the U.S. Department of Justice begins strict enforcement of the CSA in states that have laws legalizing medical and/or adult recreational cannabis/marijuana, there may be a direct and adverse impact to any future business or prospects that we may have in the cannabis/marijuana business. Even in those jurisdictions in which the manufacture and use of medical cannabis/marijuana has been legalized at the state level, the possession, use, and cultivation of cannabis/marijuana all remain violations of federal law that are punishable by imprisonment and substantial fines. Moreover, individuals and entities may violate federal law if they intentionally aid and abet another in violating these federal controlled substance laws or conspire with another to violate them.

We currently conduct sponsored research on hemp in Virginia through the University of Virginia (“UVA”), with UVA possessing all necessary permits and licenses to engage legally in such activities. We have conducted sponsored research on hemp with Anandia Laboratories in Canada, with Anandia possessing all necessary permits and licenses to engage legally in such activities. In order to carry out research in other countries, similar licenses are required to be issued by the relevant authority in each country.  We also conduct hemp research in our laboratories in New York under a license granted to us by the State of New York.

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

The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them or our failure to comply with privacy laws and regulations could result in business disruption, litigation and regulatory action, and loss of revenue, assets, or personal or confidential data (Cybersecurity).

We use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. Nevertheless, failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs.

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

If implemented in the future, the FDA requirement regarding graphic health warnings on cigarette packaging and in cigarette advertising is likely to have a negative impact on sales of our third-party customers’ products and potential Company products.

In November 2010, as required by the Tobacco Control Act, the FDA issued a proposed rule to modify the required warnings that appear on cigarette packages and in cigarette advertisements. These warnings were finalized on June 21, 2011 and consisted of nine new textual warning statements accompanied by color graphics depicting the negative health consequences of smoking. The FDA selected nine images from the originally proposed 36 images after reviewing the relevant scientific literature, analyzing the results from an 18,000-person study, and considering more than 1,700 comments from a variety of groups. The graphic health warnings were to be located beneath the cellophane wrapping on cigarette packages and were to comprise the top 50 percent of the front and rear panels of cigarette packages. Although these graphic health warnings were scheduled to be implemented in September 2012, a federal district court and a federal appellate court ruled that the FDA’s regulations were unconstitutional. Another federal district court has ordered the FDA to promulgate new graphic warning regulations in compliance with the Tobacco Control Act’s mandate. The subject court has not yet ruled on the precise timeframes for the FDA’s completion of this new rulemaking process; the FDA has proposed issuance of a new final rule by May of 2021, and the plaintiffs seeking to compel earlier publication have urged the court to require issuance of the final rule by January 31, 2020. If the FDA successfully implements these revised regulations in the future, and any reviewing federal court does not strike them down on constitutional or other grounds, then all cigarettes manufactured for sale or distribution in the United States will need to include these new graphic health warnings on their packages consistent with the effective date(s) included in such regulations. Any resulting reduction in the number of smokers will probably reduce the demand for the products manufactured by our factory for our potential Company products and for third-party brand owners of such products.

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

Cigarettes are subject to substantial taxes. Significant increases in cigarette-related taxes have been proposed or enacted and are likely to continue to be proposed or enacted in numerous jurisdictions. These tax increases may affect the sales of our potential Company products and our third-parties customers’ tobacco products manufactured at our factory, which could result in decreased sales and profitability of our manufacturing business.

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

Risks Related to Intellectual Property

Our proprietary rights may expire or may not otherwise adequately protect our intellectual property, products and potential products, and if we cannot obtain adequate protection of our intellectual property, products and potential products, we may not be able to successfully market our products and potential products.

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

The expiration of a portion of the QPT patent family in 2018 may provide third parties with the freedom to target the QPT gene in the tobacco plant, which may give third-parties the freedom to target the QPT gene in experiments to try to reduce nicotine levels in tobacco plants to levels that may satisfy the planned new nicotine reduction regulations coming from the FDA. There can be no assurance about whether any third-parties will or will not be successful in such efforts, how long or short in time such efforts will entail and/or if such efforts will or will not infringe other genes and other intellectual property on which we have continuing patent protection that would need to be used, in combination with QPT, to result in VLNC tobacco. If our competitors are able to successfully reduce nicotine levels in tobacco plants without violating our patent protections, our ability to license our technology would be negatively impacted and we would likely face increased competition.

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

Our worldwide exclusive licenses relating to tobacco from NCSU involves multiple patent families. The exclusive rights under the NCSU agreements expire on the date on which the last patent or registered plant variety covered by the subject license expires in the country or countries where such patents or registered plant varieties are in effect. The NCSU licenses relate predominately to issued patents, and our exclusive rights in the NCSU licenses are expected to expire in 2036.

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

Our common stock is currently traded on the NYSE American and the market price for our common stock has been volatile. Further, the market prices for securities in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

•	failure or discontinuation of any of our research programs;

•	delays in establishing new strategic relationships;

•	delays in the development of our potential products and commercialization of our potential products;

•	market conditions in our sector and issuance of new or changed securities analysts’ reports or recommendations;

•	general economic conditions, including recent adverse changes in the global financial markets;

•	actual and anticipated fluctuations in our quarterly financial and operating results;

•	developments or disputes concerning our intellectual property or other proprietary rights;

•	introduction of technological innovations or new commercial products by us or our competitors;

•	issues in manufacturing or distributing our products or potential products;

•	market acceptance of our products or potential products;

•	third-party healthcare reimbursement policies;

•	FDA or other United States or foreign regulatory actions affecting us or our industry;

•	litigation or public concern about the safety of our products or potential products;

•	negative press or publicity regarding us or our common stock;
•	the announcement of litigation against us or the results of on-going litigation;

•	additions or departures of key personnel;

•	third-party sales of large blocks of our common stock or third party short-selling activity;

•	sales of our common stock by our executive officers, directors, or significant stockholders; and

•	equity sales by us of our common stock or securities convertible into common stock to fund our operations.

These and other external factors may cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock. In addition, in the past, when the market price of a stock has been volatile, holders of that stock have instituted securities class action litigation against the company that issued the stock, such as the recently instituted class action and derivative lawsuits. Such lawsuits and any future related lawsuits could cause us to incur substantial costs defending the lawsuit and can also divert the time and attention of our management, which would have a negative adverse impact on our business. See the risk factor below entitled: “We are named defendant in certain litigation matters, including federal securities class action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.”

We are named defendant in certain litigation matters, including federal securities class action lawsuits and derivative complaints; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

We are currently involved in certain litigation matters, including securities class action and derivative litigation. See "Item 3 - Litigation" included in this Annual Report on Form 10-K. We cannot at this time predict the outcome of these matters or any future litigations matters (whether related or unrelated) or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters or any future matters might have on us, our business, our financial condition or our results of operations, although such effects, including the cost to defend, any judgements or indemnification obligations, among others, could be materially adverse to us. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

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

Our principal administrative offices are located at 8560 Main Street, Suite 4, Williamsville, New York 14221. On October 4, 2017, we entered a lease for such office space in Williamsville, New York with an initial three-year term and with a monthly lease payment of $6,375. The office space lease contains three (3) additional extensions; with each lease extension being for an additional one (1) year in duration, exercisable at our option. Future minimum annual lease payments under the lease will be approximately $76,000, $76,000, and $80,000 for each of the years ended December 31, 2019, 2020, and 2021, respectively.

On May 1, 2016, we entered into a sublease for laboratory space in Buffalo, New York. The sublease called for a monthly payment of $1,471 through April 30, 2018. Additionally, on February 1, 2017, we entered into an amendment to the initial sublease calling for the sublease of additional lab space at a cost of $1,219 per month, bringing the total monthly lease obligation to $2,690. On April 26, 2017, we entered into a further amendment to the sublease to extend the term of the sublease for an additional twelve (12) months, commencing on May 1, 2017 at a total cost of $2,770 per month for the total lease obligation. On February 21, 2018, we entered into a new sublease amendment that extended the sublease term through June 30, 2019 and calls for a monthly sublease payment of $5,706 beginning on March 1, 2018. Future minimum sublease payments for the year ended December 31, 2019 will be approximately $34,000.

We lease a manufacturing facility and warehouse located in North Carolina on a triple net lease basis. The manufacturing facility lease commenced on January 14, 2014 and had an initial term of twelve (12) months. The manufacturing facility lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at our option. We are currently in the second two-year lease extension term that will expire on October 31, 2019. The lease expense for our manufacturing facility for the years ended December 31, 2018, 2017 and 2016 amounted to approximately $169,000, $156,000 and $146,000, respectively. The future minimum annual lease payments if we exercise each of the additional extensions are approximately as follows:

Year ended December 31, 2019 -	$169,000
Year ended December 31, 2020 -	$169,000
Year ended December 31, 2021 -	$141,000

On August 14, 2017, we entered into a lease for warehouse space in North Carolina to store and operate tobacco leaf processing equipment, to store our proprietary tobacco leaf and to store inventory used in our contract manufacturing business. The lease calls for a monthly payment of $4,665, expired on August 14, 2018 and contains twelve-month renewal options as long as we continue to lease the warehouse. Future minimum annual lease payments will be approximately $56,000 per year for each subsequent year the warehouse space is leased by us.

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

Crede Case

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

The Company filed its partial summary judgment motion on August 20, 2018, after which Crede filed its response on September 27, 2018, after which the Company filed its reply to Crede’s response on October 11, 2018. On February 15, 2019, the SDNY Court issued its decision in response to the Company’s motion for partial summary judgment, with such decision (i) granting the Company’s motion to limit Crede’s claims for damages of not more than $10 million and (ii) denying the Company’s other motions seeking to further limit the damages claims by Crede because the SDNY Court desires for the parties to present evidence on their respective positions in a bench trial (a trial in front of the judge without a jury). The SDNY Court further ordered the parties to submit a joint letter on or before March 1, 2019, setting forth their availability for a bench trial in the second half of 2019.  On March 1, 2019, the parties submitted such joint letter to the SDNY Court setting forth their availability for a bench trial in the second half of 2019.

The Company believes that the claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims. The Company has defended and intends to continue to defend against these claims vigorously.

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled:  Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409.  The Complaint filing discloses that Plaintiff Mr. Bull purchased 3,000 shares of the Company’s common stock from September 14, 2016 to October 15, 2018 at share prices between $.91 and $2.57 per share, and that on September 24, 2018, he sold 419 shares for a profit at $2.88 per share. Mr. Bull sues individually and seeks to bring a  class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are supposedly liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act.  The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. The Complaint has not yet been served on the Company, Mr. Sicignano or Mr. Brodfuehrer and, therefore, the Company and Messrs. Sicignano and Brodfuehrer have not yet filed responses. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled:  Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553.  The Complaint filing discloses that the Plaintiff Mr. Fitch purchased 3,300 shares of the Company’s common stock on October 11, 2017 at $3.04 per share. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are supposedly liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act.  The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the NYSE American under the symbol “XXII.” As of December 31, 2018, there were 95 holders of record of shares of our common stock.

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

Recent Issuances of Unregistered Securities

None.

Shares authorized for issuance under equity compensation plans

On April 12, 2014, our shareholders approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares of our common stock available for issuance thereunder. On April 29, 2017, our shareholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 10,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the OIP.

The following table summarizes the number of stock options granted, net of forfeitures and sales, the weighted-average exercise price of such stock options and the number of securities available to be issued under the OIP as of December 31, 2018:

Number of securities
remaining available for
	Number of securities to	Weighted-average	issuance under equity
	be issued upon exercise	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	8,172,082	$1.59	1,602,115

Equity compensation plans not approved by security holders	-	N/A	-

Total	8,172,082		1,602,115	(1)

(1)	Consists of shares available for award under the OIP.

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

The performance graph shown below compares the cumulative total shareholder return on the Company’s common stock, based on the market price of the common stock, with the total return of the NYSE American Composite Index and the NASDAQ US Small Cap Biotechnology Index for the period covering December 31, 2013 through December 31, 2018. The comparison of total return assumes that a fixed investment of $100 was invested on December 31, 2013 in the Company’s common stock and in each of the foregoing indicies and further assumes the reinvestment of dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

Item 6.	Selected Financial Data.

The selected consolidated financial data for each of the five years in the period ending December 31, 2018 are derived from our audited financial statements. The selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the notes thereto contained in Item 15, and Management’s Discussion and Analysis of Financial Condition and Results of Operations and Comprehensive Loss, as set forth in Item 7 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2018	2017	2016	2015	2014

Consolidated Statements of Operations and Comprehensive Loss data:
Revenue	$26,426,347	$16,600,244	$12,279,979	$8,521,998	$528,991
Gross profit (loss)	$898,987	$(707,912)	$(429,699)	$(580,562)	$30,555
Operating expenses (1)	$23,575,279	$11,644,955	$10,115,968	$10,689,010	$11,302,623
Equity based compensation included in operating expenses	$3,187,331	$941,650	$911,382	$3,585,540	$4,524,468
Operating loss	$(24,018,627)	$(13,299,864)	$(11,387,847)	$(12,043,883)	$(11,767,364)
Warrant liability gain (loss) - net (2)	$48,711	$(157,809)	$29,615	$144,550	$(3,827,794)
Net loss	$(7,966,911)	$(13,029,117)	$(11,581,430)	$(11,031,931)	$(15,595,358)
Loss per common share - basic and diluted	$(0.06)	$(0.13)	$(0.15)	$(0.16)	$(0.26)
Common shares used in basic earnings per share calculation	124,298,981	101,161,380	79,842,773	68,143,284	59,993,413

Consolidated Balance Sheet data:
Working capital	$56,023,982	$63,308,249	$13,548,118	$3,991,828	$8,033,399
Total assets	$77,302,136	$79,739,406	$27,642,357	$18,370,512	$21,953,515
Total debt	$1,537,365	$-	$307,938	$616,520	$1,100,655
Total shareholders' equity	$71,280,735	$75,426,200	$24,334,359	$11,728,500	$15,219,737

Other data:
Net cash used in operating activities	$(17,844,266)	$(12,068,383)	$(9,887,580)	$(7,321,811)	$(6,582,730)
Net cash provided by (used in) investing activities (3)	$15,145,044	$(60,586,245)	$(553,770)	$(450,661)	$(2,707,992)
Net cash (used in) provided by financing activities	$(355,387)	$62,845,974	$20,149,241	$5,130,082	$9,862,810
Acquisition of patents and trademarks (4)	$656,985	$450,208	$356,541	$413,180	$726,989
Depreciation	$522,695	$353,435	$326,124	$319,699	$230,012
Amortization (5)	$819,640	$593,562	$516,056	$454,612	$265,284

(1)  Operating expenses include costs for research and development, general and administrative, and sales and marketing, and exclude depreciation and amortization expense. Operating expenses for the year ended December 31, 2018 include approximately $9,800,000 of expenses relating to our MRTPA.

(2)  Warrant liability gain (loss) - net also includes the warrant amendment inducement expense of $144,548 for the year ended December 31, 2014.

(3)  Includes $58,979,131 used to purchase short-term investment securities during the year ended December 31, 2017.

(4)  Includes cash paid for patent and trademark costs during the applicable year.

(5)  Includes the amortization of patent costs and license fees.

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
•

Continuing to work on a revised Modified Risk Tobacco Product application to be resubmitted to the FDA to obtain a reduced exposure marketing authorization for our BRAND A Very Low Nicotine Content cigarettes to be marketed in the United States under the proposed brand name of VLNTM and containing 95% less nicotine than conventional tobacco cigarettes;

•	Seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos;
•

Continuing to produce SPECTRUM® research cigarettes for the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), for use in independent clinical studies;

•	Continuing to research and develop other novel tobacco plant varieties;
•

Continuing to explore opportunities outside of the United States for the use of our VLNC tobacco in potential over-the-counter cigarettes, such as BRAND A, or in a potential prescription-based, smoking cessation aid, such as X-22, in foreign countries that desire such potential products;

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

Recent Developments

For the fourth quarter of 2018, our accomplishments and notable events include:

On October 11, 2018, Dr. Lynn Hull, Lead Pharmacologist at the FDA’s Center for Tobacco Products, held a public webcast summarizing the published science supporting the FDA’s proposed new rule to require that all cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. Entitled “Science to Inform a Tobacco Product Standard for the Level of Nicotine in Combusted Cigarettes,” Dr. Hull’s presentation featured prominently many independent clinical trials conducted with 22nd Century’s Very Low Nicotine Content (“VLNC”) SPECTRUM® research cigarettes. Dr. Hull contrasted VLNC cigarettes with so-called “light” cigarettes by clarifying that VLNC cigarettes contain minimally or non-addictive levels of nicotine as compared to traditional “light” cigarettes that contain just as much nicotine as traditional cigarettes. In discussing “light” cigarettes, Dr. Hull remarked: “They are designed to appear ‘light’ to the user, but can deliver as much nicotine as traditional cigarettes. These products have no benefit to public health.” In contrast to the highly addictive tobacco cigarettes marketed by Big Tobacco companies, 22nd Century’s proprietary VLNTM tobacco and technology make possible tobacco cigarettes with a nicotine content of just 0.4mg/g, which is more than 95% less nicotine than conventional cigarettes (conventional cigarettes contain approximately 20 mg nicotine per gram of tobacco). Dr. Hull concluded her webcast by stating that it is FDA’s belief that rendering cigarettes minimally addictive by reducing their nicotine content could help current users quit and prevent future users from becoming addicted and escalating to regular use.

On December 5, 2018, we submitted a Premarket Tobacco Application (“PMTA”) with the FDA seeking authorization to commercialize the Company’s “BRAND A” cigarette products under the proposed brand name VLNTM (the product name is subject to FDA approval). 22nd Century’s proposed VLNTM cigarettes – the subject of the PMTA – are made with 22nd Century’s proprietary VLNTM tobacco and, as a result, contain very low levels of nicotine. A PMTA marketing order is a prerequisite to commercializing any new tobacco product in the United States. 22nd Century’s proposed VLNTM cigarettes are modeled after the Company’s VLNC SPECTRUM® research cigarettes. 22nd Century’s PMTA for the proposed VLNTM brand cigarettes references more than 50 independent studies conducted using the Company’s proprietary SPECTRUM® research cigarettes. The World Health Organization (“WHO”) Study Group on Tobacco Product Regulation has recommended that all member countries limit the nicotine content of cigarettes to the level found in our VLNC SPECTRUM® cigarettes.

On December 20, 2018, we publicly noted that the Agricultural Improvement Act of 2018, which is also known as the “2018 Farm Bill,” was enacted and, among other things, further legalized hemp under U.S. federal law, but with compliance still being required with all applicable state hemp laws. Hemp plants are Cannabis Sativa L. plants with not more than 0.3% THC (the compound in cannabis responsible for psychotropic effects). The new federal 2018 Farm Bill will allow us to expand our hemp research activities, to add to our hemp/cannabis intellectual property portfolio, and to increase our hemp germplasm library through the legal interstate commerce of proprietary hemp seeds/plants, all in compliance with applicable state laws. Cannabis plants with higher levels of THC (i.e. marijuana) remain illegal under U.S. federal law.

On December 27, 2018, we submitted a Modified Risk Tobacco Product application (“MRTPA”) for our BRAND A product under the proposed brand name of VLNTM cigarettes. Our MRTPA requests FDA authorization for us to state on packaging and advertising that, among other things, the proposed VLNTM cigarettes contain just 0.5mg nicotine per gram of tobacco, which is at least 95% less nicotine than each of the 100 leading cigarette brands in the United States. In contrast, a survey of the top 100 leading cigarette brands in the United States showed that conventional and highly addictive cigarettes currently sold in the United States contain an average of 19.4mg of nicotine per gram of tobacco (with an actual nicotine range of 14.7mg to 33.2mg per gram of tobacco). The MRTPA states that 22nd Century’s proposed VLNTM cigarettes are the same as the lowest nicotine content style of the Company’s SPECTRUM® research cigarettes. 22nd Century’s SPECTRUM® research cigarettes were developed in collaboration with the FDA and other U.S. federal government agencies to provide independent scientists with the products necessary to investigate the public health benefits of reduced-nicotine content cigarettes. 22nd Century’s MRTPA references more than 50 independent studies that utilized SPECTRUM® research cigarettes. Of particular note, the six-week 840-participant study by Dr. Eric Donny, et al. published in the New England Journal of Medicine in October 2015 found that VLNC cigarettes were “associated with reductions in smoking, nicotine exposure, and nicotine dependence, with minimal evidence of nicotine withdrawal, compensatory smoking, or serious adverse events.” A more recent twenty-week study with 1,250 participants by Dr. Dorothy Hatsukami, et al. published in the Journal of the American Medical Association (JAMA) in September 2018 concluded that an immediate reduction in nicotine to very low levels was associated with (i) lower toxicant exposure across time; (ii) fewer cigarettes smoked per day; (iii) greater reduction in nicotine dependence; and (iv) more days in which participants smoked no cigarettes (cigarette-free days).

Results of Operations

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017 and Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

Revenue - Sale of products, net

2018 vs. 2017

We realized net revenue from the sale of products in the amount of $26,426,347 during the year ended December 31, 2018, as compared to net revenues of $16,600,244 during the year ended December 31, 2017, an increase of $9,826,103, or 59.2%. Included in net revenue were sales of SPECTRUM® research cigarettes in the amount of $607,000 and $325,320 for the years ended December 31, 2018 and 2017, respectively. The increase in net revenue from the sale of products for 2018 was primarily the result of additional net sales revenue generated from our contract manufacturing business as compared to net sales revenue for the year ended December 31, 2017.

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

Costs of goods sold - Products

2018 vs. 2017

During the year ended December 31, 2018, cost of goods sold were $25,527,360, or 96.6% of net sales revenue. During the year ended December 31, 2017, cost of goods sold were $17,308,156, or 104.3%, of net sales revenue, resulting in a gross loss on sales of products in the amount of $707,912. The $1,606,899 improvement from a gross loss for the year ended December 31, 2017 to a gross profit for the year ended December 31, 2018 was primarily the result of increased factory utilization. Additionally, included in the cost of goods sold during 2018 was a net write off of obsolete finished goods and raw materials inventory in the approximate amount of $154,000, resulting in an increase in the cost of goods sold by such amount.

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

Research and development expense

2018 vs. 2017

Research and development expenses were $14,989,746 for the year ended December 31, 2018, an increase of $11,623,278, or 345.3%, from $3,366,468 for the year ended December 31, 2017. This increase was primarily the result of an increase in expenses relating to our MRTPA with the FDA for our VLNC cigarettes of approximately $9,542,000, an increase in equity-based compensation of approximately $1,663,000 (includes approximately $1,230,000 in equity-based compensation recognized due to the death of our Senior Vice President of Science and Regulatory Affairs in the second quarter of 2018), an increase in expenses relating to out laboratory operations of approximately $455,000, an increase in payroll and related benefits of approximately $443,000, an increase in consulting fees of approximately $114,000, and a net increase in various other R&D expenses of approximately $13,000, partially offset by a decrease in license and royalty fees in the approximate amount of $195,000, a decrease in sponsored research of approximately $241,000, and a decrease in the net write off of our proprietary leaf inventory of approximately $171,000, during the year ended December 31, 2018, as compared to the year ended December 31, 2017.

2017 vs. 2016

Research and development expenses were $3,366,468 for the year ended December 31, 2017, an increase of $1,025,510, or 43.8%, from $2,340,958 for the year ended December 31, 2016. This increase was primarily the result of an increase in sponsored research costs and testing costs in the approximate amount of $441,000, a net write off of approximately $335,000 of our proprietary leaf inventory, an increase in laboratory expenses in the approximate amount of $102,000, an increase in payroll and payroll related costs of approximately $118,000, an increase in costs related to our modified risk tobacco products of approximately $59,000 and an increase in equity based compensation of approximately $46,000, partially offset by a decrease in license and royalty fees in the approximate amount of $63,000 and a decrease in legal expenses of approximately $26,000, during the year ended December 31, 2017, as compared to the year ended December 31, 2016.

General and administrative expense

2018 vs. 2017

General and administrative expense was $7,658,119 for the year ended December 31, 2018, an increase of $541,584, or 7.6%, from $7,116,535 for the year ended December 31, 2017. The increase was primarily due to an increase in payroll and payroll related benefits of approximately $371,000, an increase in equity-based compensation of approximately $543,000, an increase in legal and accounting expenses of approximately $229,000, an increase in annual SEC and NYSE American compliance costs of approximately $60,000, an increase in Board of Director related expenses of approximately $73,000, an increase in business insurance of approximately $56,000, and a net increase in various other general and administrative expenses of approximately $102,000, partially offset by a decrease in expenses relating to investor relations of approximately $722,000, and a decrease in consulting fees of approximately $170,000, during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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

Sales and marketing expense

2018 vs. 2017

Sales and marketing costs were $927,414 for the year ended December 31, 2018, a decrease of $234,538, or 20.2%, from $1,161,952 for the year ended December 31, 2017. The decrease in the sales and marketing expenses were primarily the result of a decrease in payroll and payroll related benefits of approximately $209,000, a decrease in advertising and promotion costs of approximately $40,000, and a decrease in travel related costs of approximately $24,000, partially offset by an increase in and an increase in equity-based compensation of approximately $40,000, during the year ended December 31, 2018 as compared to the year ended December 31, 2017.

2017 vs. 2016

Sales and marketing costs were $1,161,952 for the year ended December 31, 2017, a decrease of $419,789, or 26.5%, from $1,581,741 for the year ended December 31, 2016. The decrease in the sales and marketing expenses were primarily the result of a decrease in advertising and promotion costs of approximately $529,000 and a decrease in travel related costs of approximately $48,000, partially offset by an increase in payroll and expenses related to payroll of approximately $89,000 and an increase in equity-based compensation of approximately $78,000, during the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Depreciation expense

2018 vs. 2017

Depreciation expense for the year ended December 31, 2017 amounted to $522,695, an increase of $169,260, or 47.9%, from $353,435 for the year ended December 31, 2017. The increase was primarily due to depreciable acquisitions of machinery and equipment during the years ended December 31, 2018 and 2017 in the approximate amount of $467,000 and $1,235,000, respectively, primarily consisting of equipment additions in our NASCO factory operations in North Carolina, equipment additions in our laboratory facility in Buffalo, New York, and leasehold improvements to our new corporate office in Williamsville, New York.

2017 vs. 2016

Depreciation expense for the year ended December 31, 2017 amounted to $353,435, an increase of $27,311, or 8.4%, from $326,124 for the year ended December 31, 2016. This increase is primarily due to additional depreciation expenses on some assets acquired and placed in service during 2017 and a full year of depreciation expense taken on assets acquired during 2016. Machinery and equipment acquired during 2017 of approximately $1,235,000 related primarily to packing equipment at our factory in North Carolina that was not placed in service during 2017. The equipment was placed in service in 2018.

Amortization expense

2018 vs. 2017

Amortization expense, relating to amortization taken on capitalized patent costs and license fees, for the year ended December 31, 2018 amounted to $819,640, an increase of $226,078, or 38.10%, from $593,562 for the year ended December 31, 2017. The increase is primarily due to amortization on additional patent costs incurred during the years ended December 31, 2018 and 2017 in the amounts of $751,492 and $582,040, respectively, and amortization taken in 2018 on the fees relating to new licenses agreements in the amount of approximately $2,326,000.

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

Warrant liability gain (loss), net

2018 vs. 2017

The warrant liability gain of $48,711 for the year ended December 31, 2018 was due to a decrease in the estimated fair value of the warrants that was primarily attributable to a decrease in our underlying stock price during the period prior to the cashless exercise of the remaining 94,721 stock warrants containing the anti-dilutive features that created the warrant liability in July 2018. Accordingly, there was no warrant liability gain (loss) recorded for the remainder of 2018 and there will be no warrant liability gain (loss) in future periods unless we issue securities with anti-dilution features.

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

Realized loss on short-term investment securities

2018 vs. 2017

In December of 2017, we funded a short-term investment account with excess capital raised from a registered direct offering in October of 2017. Investments in the short-term investment account are managed in accordance with our investment policy. The realized loss on short-term investment securities of $54,451 for the year ended December 31, 2018, was a loss resulting from the maturity of various debt instruments held in the short-term investment account.

2017 vs. 2016

There were no realized gains or losses on short-term investment securities for the years ended December 31, 2017 and 2016.

Realized gain on investments

2018 vs. 2017

In January of 2018, Anandia closed a private placement of common stock reducing our equity investment in Anandia to 14.8%. On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora Cannabis, Inc. (“Aurora”) (TSX: ACB.TO), in exchange for (i) free trading shares of Aurora common stock, and (ii) warrants with a five-year term to purchase one-half of a share of Aurora common stock for each whole share of Aurora common stock received as part of the transaction (the “Anandia transaction”). As a result of the transaction, we received 1,947,943 shares of Aurora common stock and warrants to purchase 973,971 shares of Aurora common stock that had a fair value of $9,221,594 and $2,807,958, respectively. We recorded a realized gain on the transaction in the amount of $4,515,971 during the third quarter of 2018. Additionally, the unrealized gain on our investment in Anandia in the amount of $6,147,088 under ASU 2016-01 from the first quarter of 2018 became a realized gain at time of the Anandia transaction. Subsequent to the transaction, we sold all our Aurora common stock resulting in net sales proceeds $13,051,503 and realized a gain on the sale of $3,829,909. The realized gain from the Anandia transaction, the gain from ASU 2016-01, and the sale of the Aurora common shares resulted in an aggregate realized gain of $14,492,968 for the year ended December 31, 2018.

2017 vs. 2016

There were no realized gains or losses from investments for the years ended December 31, 2017 and 2016.

Unrealized gain (loss) on investments

2018 vs. 2017

The warrants to purchase 973,971 shares of Aurora common stock, described above and in Note 9 to our consolidated financial statements, are considered an equity security, and are recorded at fair value. The Company recorded the fair value of the stock warrants of $3,092,358 at December 31, 2018, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $284,400 for the year ended December 31, 2018.

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

Dividend income

2018 vs. 2017

During the period of 2018 that we owned common stock in Aurora, Aurora spun off a subsidiary into a separate publicly traded Canadian company. Non-Canadian shareholders received a one-time cash dividend and as a result of this transaction we received a cash dividend in the amount of $221,991.

2017 vs. 2016

There was no dividend income received by us during the years ended December 31, 2017 and 2016.

Interest income, net

2018 vs. 2017

Interest income, net for the ended December 31, 2018 was $1,069,036, an increase of $953,938 from interest income of $115,098 for the year ended December 31, 2017. The increase in net interest income (interest income less investment fees) was the result of net interest earned for the full year of 2018 in our short-term investment account that was originally established in December of 2017.

2017 vs. 2016

Interest income, net for the year ended December 31, 2017 was $115,098, an increase of $98,213, from interest income of $16,885 for the year ended December 31, 2016. As a result of capital raised from a registered direct offering in October of 2017, we invested excess cash in various interest-bearing short-term securities. Due to such additional investments, interest income was substantially greater during 2017 as compared to 2016.

Interest expense

2018 vs. 2017

Interest expense was $10,939 and $29,104 for the years ended December 31, 2018 and 2017, respectively. The interest expense for the year ended December 31, 2018 was derived from interest accreted on notes payable to NCSU and the University of Kentucky. Interest expense for the year ended December 31, 2017 was derived from the interest component of severance payments made on accrued severance and the accretion of interest on a note payable.

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

Net loss

2018 vs. 2017

We had a net loss for the year ended December 31, 2018 of $7,966,911 as compared to a net loss of $13,029,117 for the year ended December 31, 2017. The decrease in the net loss of $5,062,206, or 38.9%, was primarily the result of an increase in gross profit on product sales of approximately $1,607,000, an increase in realized gain on investments of approximately $14,493,000 in connection with the Anandia transaction and the sale of Aurora common shares, an increase in dividend income of approximately $222,000, an increase in warrant liability gain of approximately $206,000, and an increase in interest income, net of approximately $954,000, partially offset by an increase in operating expenses of $12,326,000, a net increase in other expense items of approximately $36,000, and a decrease in the unrealized gain on investments of approximately $58,000. The increase in operating expenses of approximately $12,326,000 was primarily the result of an increase in expenses relating to our MRTPA with the FDA for our VLNC cigarettes of approximately $9,542,000, and an increase in R&D equity-based compensation of approximately $1,663,000 (includes approximately $1,230,000 in equity-based compensation recognized due to the death of our Senior Vice President of Science and Regulatory Affairs in the second quarter of 2018).

2017 vs. 2016

We had a net loss for the year ended December 31, 2017 of $13,029,117 as compared to a net loss of $11,581,430 for the year ended December 31, 2016. The increase in the net loss of $1,447,687, or 12.5%, was primarily the result of the increase in gross loss on product sales of approximately $278,000, and an increase in operating expenses of approximately $1,634,000, partially offset by a net decrease in other expenses of approximately $464,000.

Other comprehensive income

2018 vs. 2017

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, and commercial paper with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized loss on short-term investment securities, net of tax in the amount of $21,653 and recorded a reclassification of losses to net loss, net of tax in the amount of $43,016 resulting in other comprehensive income, net of tax in the amount of $21,363 for the year ended December 31, 2018.

2017 vs. 2016

There was no other comprehensive income or loss for the years ended December 31, 2017 or 2016.

Liquidity and Capital Resources

Working Capital

As of December 31, 2018, we had positive working capital of approximately $56.0 million compared to positive working capital of approximately $63.3 million at December 31, 2017, a decrease of approximately $7.3 million. This decrease in working capital is due a decrease in current assets of approximately $6.4 million, which is primarily due to a decrease in cash and cash equivalents and short-term investment securities of approximately $6.3 million, and an increase in current liabilities of approximately $0.9 million. We used approximately $17.8 million in operating activities during the year ended December 31, 2018, however, we were able to maintain a cash and cash equivalents, and short-term investment balance of approximately $56.4 million as a result of approximately $13.1 million in net cash proceeds from our sale of the common stock of Aurora.

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

Cash demands on operations

We had cash and cash equivalents and short-term investment securities at December 31, 2018 of $56,353,864. We believe this amount of cash and cash equivalents and short-term investment securities will be adequate to sustain normal operations and meet all current obligations as they come due for a number of years. During the year ended December 31, 2018, we experienced an operating loss of approximately $24,019,000 (including approximately $9,800,000 in expenses relating to our MRTPA) and used cash in operations of approximately $17,844,000. Excluding discretionary expenses relating to R&D, patent and trademark costs, contract growing of our proprietary tobacco, modified risk tobacco products and certain nonrecurring expenses relating to factory capital expenses, and investor relations and marketing costs, our monthly cash expenditures are approximately $850,000. In addition, we expect to incur an estimated additional amount of approximately $1,500,000 in expenses relating to our MRTPA by the end of the second quarter of 2019. There may be additional future costs relating to our MRTPA should the FDA require additional studies.

Net cash used in operating activities

2018 vs. 2017

In the year ended December 31, 2018, $17,844,266 of cash was used in operating activities as compared to $12,068,383 of cash used in operating activities in the year ended December 31, 2017; an increase of $5,775,883. The increase in use of cash in operations was primarily due to the increase in the cash portion of the net loss in the amount of $6,926,191, offset by a decrease in cash used from working capital components related to operations in the amount of $1,150,308, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

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

Net cash provided by (used in) investing activities

2018 vs. 2017

In the year ended December 31, 2018, net cash provided by investing activities was $15,145,044 as compared to $60,586,245 of cash used in investing activities during the year ended December 31, 2017. During the year ended December 31, 2018 the cash provided by investing activities consisted of net cash provided from our sale of the common stock of Aurora in the amount of $13,051,503 and net cash provided by transactions relating to our short-term investment account in the amount of $3,199,165, partially offset by cash used in the acquisition of patents and trademarks and machinery and equipment in the amount of $1,105,624. During the year ended December 31, 2017 the cash used in investing activities consisted of cash used to purchase short-term investments in the amount of $58,979,131 and cash used in the acquisition of patents and trademarks and machinery and equipment in the amount of $1,607,114.

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

Net cash (used in) provided by financing activities

2018 vs. 2017

During the year ended December 31, 2018, we used $355,387 in our financing activities as a result of payments on notes payable in the amount of $800,000, offset by net cash proceeds received from the exercise of stock options in the amount of $444,613.

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

Contractual Obligations

The following table summarizes by category our expected future cash outflows associated with contractual obligations in effect at December 31, 2018:

	Payments Due by Period
		Year Ended	Years Ended	Years Ended
		December 31,	December 31,	December 31,	More Than
	Total	2019	2020 & 2021	2022 & 2023	Five Years

Notes payable	$1,600,000	$700,000	$600,000	$300,000	$-

Operating lease obligations (1)	830,968	317,181	340,888	172,900	-

Consulting agreements	450,000	435,000	15,000	-	-

License fees	2,615,000	280,000	620,000	445,000	1,270,000

Tobacco growing	1,200,000	1,200,000	-	-	-

Sponsored research	806,354	806,354	-	-	-

Total	$7,502,322	$3,738,535	$1,575,888	$917,900	$1,270,000

(1) Include potential lease obligations due upon exercise of various lease option renewals.

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

Short-term Investment Securities

 Our short-term investment securities are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, and commercial paper with maturities greater than three months at the time of acquisition. Our short-term investment securities are carried at fair value within current assets on the Company’s Consolidated Balance Sheets, with fair value based on either quoted market prices or pricing models maximizing the use of observable inputs for similar securities. We view our available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. Our investment policy states that all investment securities must have a maximum maturity of twenty-four (24) months or less and the maximum weighted maturity of the investment securities must not exceed twelve (12) months. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as other comprehensive income or loss on our Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on short-term investment securities are recorded in the other income (expense) portion of our Consolidated Statements of Operations and Comprehensive Loss. Interest earned, net of investment fees, on the short-term investment securities are included in interest income.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers and all related amendments (the “new revenue standard”) for all contracts using the modified retrospective method. Under the modified retrospective method, we were required to record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018. We determined that the adoption of the new revenue standard did not require a cumulative-effect adjustment. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

We recognize revenue when it satisfies a performance obligation by transferring control of the product to a customer. Our customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as we determine, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. We recognize revenue under those contracts at the unit price stated in the contract based on the units manufactured. The manufacturing process is completed on a daily basis and, therefore, there were no performance obligations partially satisfied at December 31, 2018. For contracts where the performance obligation is satisfied at a point in time, we recognize revenue when the product is transferred to the customer. Revenue from the sale of our products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at December 31, 2018 and 2017.

We generally require a down payment from its customers prior to commencement of manufacturing the product. Amounts received in advance of satisfying the performance obligations are recorded as deferred revenue. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within extended credit terms up to twenty-one (21) days after shipment.

Impairment of Long-Lived Assets

We review the carrying value of our amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. We also assess recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. Non-amortizing intangibles (e.g. trademarks) are reviewed annually for impairment. We have not recognized any impairment losses during the three-year period ended December 31, 2018.

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

Income taxes

We recognize deferred tax assets and liabilities for any basis differences in our assets and liabilities between tax and U.S. GAAP reporting, and for operating loss and credit carry-forwards. In light of our history of cumulative net operating losses and the uncertainty of their future utilization, we have established a valuation allowance to fully offset our net deferred tax assets as of December 31, 2018 and 2017.

Derivative Financial Instruments

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments are initially recorded at fair market value and then are revalued at each reporting date, with changes in fair value reported in the Consolidated Statements of Operations and Comprehensive Loss.

The classification of derivative instruments are evaluated at the end of each reporting period. Derivative instruments are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the consolidated balance sheet date.

Inflation

Inflation did not have a material effect on our operating results for the years ended December 31, 2018, 2017 and 2016.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We are exposed to various market risks in the ordinary course of our business, which consist primarily of interest rate risk associated with our cash and cash equivalents and short-term investments and foreign exchange rate risk. Additionally, the value of our stock warrants in Aurora is primarily based on the underlying price of Aurora’s common stock and fluctuations in its value could impact the fair value of the stock warrants.

Interest Rate Risk

We do not believe we are exposed to material direct interest rate risk associated with changes in interest rates other than with respect to our cash equivalents and short-term investments securities. We invest excess cash in cash equivalents and short-term investment securities primarily consisting of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, commercial paper, and certificates of deposit that earn interest based on fluctuating interest rates. We believe changes in these interest rate will not have a material impact on our financial statements. Additionally, we have no interest rate sensitive debt, and as such, are not exposed to interest rate changes relating to debt instruments.

Foreign Exchange Risk

The majority of our revenues and expenses are transacted in in U.S. dollars. A small portion of our vendors are paid in foreign currencies. The exercise price on the Aurora stock warrants is stated in Canadian dollars. Accordingly, we have some foreign currency risk with respect to such exercise price. We do not believe that fluctuations in foreign currency rates associated with these non-U.S. dollars transaction will have a material impact on our financial statements.

Equity Risk

As a result of the exercise of stock warrants in 2018 that were previously issued by us, we no longer have outstanding stock warrants that contain anti-dilution clauses. As such, we no longer carry a warrant liability on our Consolidated Balance Sheets as of December 31, 2018 and we have no corresponding equity risk pertaining to stock warrants issued by us.

The stock warrants we received from Aurora are considered equity securities and are carried at fair value using the Black-Scholes pricing model. These stock warrants are exposed to market volatilities, changes in the underlying stock price of Aurora, and interest rates. A 20% increase or decrease in the volatility factor used in the Black-Scholes model at December 31, 2018 would have the impact of increasing or decreasing the fair value of the stock warrants by approximately $505,000.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Freed Maxick CPAs, P.C., an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of their audit, has issued a report, included herein, on the effectiveness of our internal control over financial reporting.

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

Changes in Internal Controls over Financial Reporting

 There was no change in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

22nd Century Group, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited 22nd Century Group Inc. and Subsidiaries (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows of the Company for each of the three years in the period ended December 31, 2018 of the Company and our report dated March 6, 2019 expressed an unqualified opinion.

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
March 6, 2019

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2019 Annual Meeting of Stockholders.

Set forth below is information regarding our directors, executive officers and key personnel as of March 6, 2019:

Name	Age	Position

Henry Sicignano, III	51	President, Chief Executive Officer and Director
John T. Brodfuehrer	61	Chief Financial Officer & Treasurer
Thomas L. James, Esq.	60	Vice President, General Counsel and Secretary
Joseph Alexander Dunn, Ph.D.	65	Director*
James W. Cornell	62	Director**
Richard M. Sanders	66	Director***
Nora B. Sullivan	61	Director****

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

**** Since May 18, 2015, Ms. Sullivan is currently President of Sullivan Capital Partners, LLC, a financial services company providing investment banking and consulting services to privately held businesses and publicly traded entities. Ms. Sullivan focuses on activities and related strategic planning, due diligence and integration issues.

Code of Ethics

In 2006, we adopted a Code of Ethics that applies to all our employees. A copy of our Code of Ethics is available on our website at xxiicentury.com and will be provided to any person requesting same without charge. To request a copy of our Code of Ethics, please make a written request to our General Counsel, c/o 22nd Century Group, Inc., 8560 Main Street, Suite 4, Williamsville, New York 14221. Future material amendments or waivers relating to the Code of Ethics will be disclosed on our website within four business days following the date of such amendment or waiver.

Item 11.	Executive Compensation.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Financial Statements

(b)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors

22nd Century Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 22nd Century Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule in item 15 (b) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal controls over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Committee in 2013, and our report dated March 6, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Buffalo, New York

March 6, 2019

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$604,925	$3,659,534
Short-term investment securities	55,748,939	58,975,513
Accounts receivable	871,293	957,066
Inventory, net	3,043,949	3,282,537
Prepaid expenses and other assets	928,420	746,805
Total current assets	61,197,526	67,621,455

Machinery and equipment, net	3,260,748	3,316,047

Other assets:
Intangible assets, net	9,751,504	7,435,411
Investment	3,092,358	1,366,493
Total other assets	12,843,862	8,801,904

Total assets	$77,302,136	$79,739,406

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of notes payable	$689,148	$-
Accounts payable	2,574,840	2,080,691
Accrued expenses	1,826,481	1,987,675
Deferred revenue	83,075	28,350
Warrant liability	-	216,490
Total current liabilities	5,173,544	4,313,206

Long-term portion of notes payable	848,217	-
Total liabilities	6,021,761	4,313,206

Commitments and contingencies (Note 14)	-	-

Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
124,642,593 common shares (123,569,367 at December 31, 2017)	1,246	1,236
Capital in excess of par value	170,392,249	166,592,536
Accumulated other comprehensive income	21,363	-
Accumulated deficit	(99,134,483)	(91,167,572)
Total shareholders' equity	71,280,375	75,426,200

Total liabilities and shareholders' equity	$77,302,136	$79,739,406

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years Ended December 31,

	2018	2017	2016

Revenue:
Sale of products, net	$26,426,347	$16,600,244	$12,279,979

Cost of goods sold (exclusive of depreciation shown separately below):
Products	25,527,360	17,308,156	12,709,678

Gross profit (loss)	898,987	(707,912)	(429,699)

Operating expenses:
Research and development (including equity-based compensation of $1,846,116, $182,854 and $136,946, respectively)	14,989,746	3,366,468	2,340,958
General and administrative (including equity-based compensation of $1,167,859, $625,202 and $718,610, respectively)	7,658,119	7,116,535	6,193,269
Sales and marketing (including equity-based compensation of $173,356 $133,594 and $55,826, respectively)	927,414	1,161,952	1,581,741
Depreciation	522,695	353,435	326,124
Amortization	819,640	593,562	516,056
	24,917,614	12,591,952	10,958,148

Operating loss	(24,018,627)	(13,299,864)	(11,387,847)

Other income (expense):
Warrant liability gain (loss), net	48,711	(157,809)	29,615
Realized loss on short-term investment securities	(54,451)	-	-
Realized gain on investments	14,492,968	-	-
Unrealized gain (loss) on investments	284,400	342,562	(202,338)
Dividend income	221,991	-	-
Interest income, net	1,069,036	115,098	16,885
Interest expense	(10,939)	(29,104)	(37,745)
	16,051,716	270,747	(193,583)

Loss before income taxes	(7,966,911)	(13,029,117)	(11,581,430)

Income taxes	-	-	-

Net loss	$(7,966,911)	$(13,029,117)	$(11,581,430)
Other comprehensive income:
Unrealized loss on short-term investment securities, net of tax of ($5,756) in 2018	(21,653)	-	-
Reclassification of losses to net loss, net of tax of $11,435 in 2018	43,016	-	-
	21,363	-	-
Comprehensive loss	$(7,945,548)	$(13,029,117)	$(11,581,430)

Net loss per common share - basic and diluted	$(0.06)	$(0.13)	$(0.15)

Common shares used in basic and diluted earnings per share calculation	124,298,981	101,161,380	79,842,773

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2018, 2017, and 2016

				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2015	71,006,844	710	78,284,815	-	$(66,557,025)	$11,728,500

Stock issued in February 2016 registered direct offering, net	5,000,000	50	5,091,741	-	-	5,091,791

Stock issued in July 2016 registered direct offering, net	6,172,840	62	4,682,702	-	-	4,682,764

Stock issued in October 2016 registered direct offering, net	8,500,000	85	10,707,738	-	-	10,707,823

Reclassification of warrant liability to capital in excess of par	-	-	2,810,000	-	-	2,810,000

Equity-based compensation	15,811	-	894,715	-	-	894,715

Stock issued in connection with warrant exercise	2,618	-	196	-	-	196

Net loss	-	-	-	-	(11,581,430)	(11,581,430)

Balance at December 31, 2016	90,698,113	907	102,471,907	-	(78,138,455)	24,334,359

Equity-based compensation	-	-	941,650	-	-	941,650

Stock issued in connection with warrant exercises	12,249,327	122	12,446,986	-	-	12,447,108

Stock issued in connection with stock option exercises	51,927	1	(1)	-	-	-

Stock issued in October 2017 registered direct offering, net	20,570,000	206	50,731,994	-	-	50,732,200

Net loss	-	-	-	-	(13,029,117)	(13,029,117)

Balance at December 31, 2017	123,569,367	1,236	166,592,536	-	(91,167,572)	75,426,200

Stock issued in connection with warrant exercises	490,012	5	(5)	-	-	-

Stock issued in connection with option exercises	583,214	5	444,608	-	-	444,613

Equity-based compensation	-	-	3,187,331	-	-	3,187,331

Reclassification of warrant liability to capital in excess of par	-	-	167,779	-	-	167,779

Unrealized loss on short-term investment securities, net of tax	-	-	-	(21,653)	-	(21,653)

Reclassification of losses to net loss, net of tax				43,016		43,016
						-
Net loss	-	-	-	-	(7,966,911)	$(7,966,911)

Balance at December 31, 2018	124,642,593	$1,246	$170,392,249	$21,363	$(99,134,483)	$71,280,375

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31,

	2018	2017	2016
Cash flows from operating activities:
Net loss	$(7,966,911)	$(13,029,117)	$(11,581,430)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	1,199,794	848,974	744,157
Amortization of license fees	142,541	98,022	98,022
Unrealized (gain) loss on investments	(284,400)	(342,562)	202,338
Realized gain on the sale of investments	(14,492,968)	-	-
Realized loss on short-term investment securities	54,451	-	-
Warrant liability (gain) loss	(48,711)	157,809	(29,615)
Accretion of interest on note payable and accrued severance	10,939	29,104	37,745
Equity-based employee compensation expense	3,187,331	941,650	880,509
Equity-based payments for outside services	-	-	30,873
Decrease in allowance for doubtful accounts	-	(10,000)	-
(Decrease) increase in inventory reserve	(95,000)	(60,623)	145,000
(Increase) decrease in assets:
Accounts receivable	85,773	(906,074)	10,238
Inventory	333,588	(129,228)	(531,356)
Prepaid expenses and other assets	(181,615)	(551,236)	497,856
Increase (decrease) in liabilities:
Accounts payable	323,070	473,804	(136,297)
Accrued expenses	(166,873)	586,109	(21,965)
Accrued severance	-	(203,365)	(233,655)
Deferred revenue	54,725	28,350
Net cash used in operating activities	(17,844,266)	(12,068,383)	(9,887,580)
Cash flows from investing activities:
Acquisition of patents and trademarks	(656,985)	(450,208)	(356,541)
Acquisition of machinery and equipment	(448,639)	(1,156,906)	(197,229)
Proceeds from the sale of investments	13,051,503	-	-
Sales and maturities of short-term investment securities	37,415,159	-	-
Purchase of short-term investment securities	(34,215,994)	(58,979,131)	-
Net cash provided by (used in) investing activities	15,145,044	(60,586,245)	(553,770)
Cash flows from financing activities:
Payment on notes payable	(800,000)	(333,334)	(333,333)
Proceeds from exercise of stock options	444,613	-	-
Net proceeds from exercise of stock warrants	-	12,447,108	196
Net proceeds from October 2017 registered direct offering	-	50,732,200	-
Net proceeds from October 2016 registered direct offering	-	-	10,707,823
Net proceeds from July 2016 registered direct offering	-	-	4,682,764
Net proceeds from February 2016 registered direct offering	-	-	5,091,791
Net cash (used in) provided by financing activities	(355,387)	62,845,974	20,149,241
Net (decrease) increase in cash and cash equivalents	(3,054,609)	(9,808,654)	9,707,891
Cash and cash equivalents - January 1,	3,659,534	13,468,188	3,760,297
Cash and cash equivalents - December 31,	$604,925	$3,659,534	$13,468,188

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$-	$29,104	$37,745
Cash paid during the period for income taxes	$-	$-	$-
Non-cash investing and financing activities:
Patent and trademark additions included in accounts payable	$152,322	$188,818	$185,341
Machinery and equipment additions included in accounts payable	$18,757	$77,913	$7,765
Unrealized gain on short-term investment securities	$27,042	$-	$-
Licenses acquired with notes payable	$2,326,427	$-	$-
Reclassification of warrant liability to capital in excess of par	$167,779	$-	$2,810,000

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Nature of Business - 22nd Century Ltd is a plant biotechnology company specializing in technology that allows (i) for the level of nicotine and other nicotinic alkaloids in tobacco plants to be decreased or increased through genetic engineering and plant breeding and (ii) the levels of cannabinoids in hemp plants to be decreased or increased through genetic engineering and plant breeding. Goodrich Tobacco and Heracles Pharma are business units for the Company’s (i) potential modified risk tobacco products and (ii) smoking cessation product, respectively. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s tobacco products manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group and was incorporated to facilitate the original investment in Anandia Laboratories, Inc., more fully described in Note 9, and performs research and development related to the Company’s hemp business.

Reclassifications - Certain items in the 2017 and 2016 financial statements have been reclassified to conform to the 2018 classification.

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

Concentration of Credit Risk - The Company maintains its cash in bank deposits which, at times, may exceed federally insured limits. The Company has not experienced any losses on such accounts. The Company believes it is not exposed to any significant risk with respect to its cash accounts.

Cash and cash equivalents – The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. Cash equivalents included in this category consist of a bank certificate of deposit in the amount of $0 and $3,000,000 at December 31, 2018 and 2017, respectively. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term investment securities – The Company’s short-term investment securities are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, and commercial paper with maturities greater than three months at the time of acquisition. The Company’s short-term investment securities are carried at fair value within current assets on the Company’s Consolidated Balance Sheets. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. The Company’s investment policy states that all investment securities must have a maximum maturity of twenty-four (24) months or less and the maximum weighted maturity of the investment securities must not exceed twelve (12) months. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as other comprehensive income or loss on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on short-term investment securities are recorded in the other income (expense) portion of the Company’s Consolidated Statements of Operations and Comprehensive Loss. Interest earned, net of investment fees, on the short-term investment securities are included in interest income.

Accounts receivable - The Company periodically reviews aged account balances for collectability. The Company established an allowance for doubtful accounts of $0 at both December 31, 2018 and December 31, 2017.

Inventory - Inventories are valued at the lower of cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at December 31, 2018 and December 31, 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Inventory - tobacco leaf	$1,556,581	$1,552,474
Inventory - finished goods
Cigarettes and filtered cigars	156,702	289,004
Inventory - raw materials
Cigarette and filtered cigar components	1,430,666	1,636,059
	3,143,949	3,477,537
Less: inventory reserve	100,000	195,000

	$3,043,949	$3,282,537

Machinery and equipment – Machinery and equipment are recorded at their acquisition cost and depreciated on a straight-line basis over their estimated useful lives ranging from 3 to 10 years. Depreciation commences when the asset is placed in service.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the granted patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2019 to 2036. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates are expected to range from 2019 through 2036. The Company believes costs associated with becoming a signatory to the MSA and acquiring a predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at December 31, 2018 and 2017 consisted of the following:

	December 31,	December 31,
	2018	2017
Intangible assets, net
Patent and trademark costs	$7,136,774	$6,327,467
Less: accumulated amortization	3,194,565	2,517,465
Patent and trademark costs, net	3,942,209	3,810,002

License fees, net (see Note 14)	3,776,426	1,450,000
Less: accumulated amortization	469,131	326,591
License fees, net	3,307,295	1,123,409

MSA signatory costs	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$9,751,504	$7,435,411

Amortization expense relating to the above intangible assets for the years ended December 31, 2018, 2017, and 2016 amounted to $819,640, $593,562 and $516,056, respectively.

The estimated annual average amortization expense for the next five years is approximately $445,000 for patent costs and $238,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the years ended December 31, 2018, 2017, or 2016.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and U.S. GAAP reporting, and for operating loss and credit carry-forwards.

Considering the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of December 31, 2018 and 2017.

The Company’s federal and state tax returns for the years ended December 31, 2015 through December 31, 2017 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2018.

The Tax Cuts and Jobs Act of 2017 (the “TCJA”) was signed into law on December 22, 2017. The TCJA includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. In accordance with a question and answer document issued by the Financial Accounting Standards Board (“FASB”) staff on January 18, 2018, the Company is applying the guidance in Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, which provides guidance on applying FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, if the accounting for certain income tax effects of the TCJA are incomplete by the time the financial statements are issued for a reporting period. Specifically, SAB 118 permits companies to use reasonable estimates and provisional amounts for some line items for taxes when preparing year-end 2018 and 2017 financial statements. The Company has completed the accounting under the TCJA, and accordingly, has reported the effects in the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017. Additional disclosures required by SAB 118 are included in Note 17.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. The manufacturing process is completed on a daily basis and, therefore, there were no performance obligations partially satisfied at December 31, 2018. For contracts where the performance obligation is satisfied at a point in time, the Company recognizes revenue when the product is transferred to the customer. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at December 31, 2018 and 2017.

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

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition. For the year ended December 31, 2018, net sales revenue from products transferred over time amounted to approximately $16,785,000 and net sales revenue from products transferred at a point in time amounted to approximately $9,641,000.

Derivatives - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates all our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments are initially recorded at fair market value and then are revalued at each reporting date, with changes in fair value reported in the Consolidated Statements of Operations and Comprehensive Loss. The classification of derivative instruments are evaluated at the end of each reporting period. Derivative instruments are classified on the balance sheet as current or non-current based on if the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Research and Development - Research and development costs are expensed as incurred.

Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $36,000, $75,000 and $325,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term investment securities, accounts receivable, investments (stock warrants), accounts payable, accrued expenses, notes payable, and warrant liability. Other than for cash equivalents, short-term investment securities, investments (stock warrants), and warrant liability, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of cash equivalents, short-term investment securities, investments (stock warrants), and warrant liability are discussed in Note 10.

Investments - The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock of the other entity is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee. If the Company’s equity investment in other entities is less than 20%, and the Company has no significant influence over the operating or financial policies of the entity, and such equity investment does not have a readily determinable market value, then the Company accounts for such equity investments in accordance with FASB ASU 2016-01, which the Company adopted in the first quarter of 2018 with respect to the Company’s investment in Anandia Laboratories, Inc. in Canada (see Note 9 for a further discussion). The Company used the cost method of accounting with respect to its investment in Anandia Laboratories for prior periods.

The Company has an investment in stock warrants that are considered equity securities under ASC 321 – Investments – Equity Securities and a derivative instrument under ASC 815 – Derivatives and Hedging. The stock warrants are not designated as a hedging instrument, and in accordance with ASC 815, the Company’s investment in stock warrants are recorded at fair value with changes in fair value recorded in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Accounting Pronouncements - In February 2016, the FASB issued ASU 2016-02, “Leases,” which supersedes existing lease guidance under U.S. GAAP. Under the new guidance, lessees will be required to recognize leases as right of use assets and liabilities for leases with lease terms of more than twelve months. The guidance will apply for both finance and operating leases. The effective date for the ASU is for annual periods beginning after December 15, 2018 and interim periods therein. The Company adopted ASU 2016-02 on January 1, 2019 and has completed an assessment of its current lease contracts. As a result, the Company has determined that its current leases, primarily pertaining to real estate, are operating leases under the new guidance. Accordingly, effective January 1, 2019, the Company will record a right-to-use asset and a corresponding lease liability in the approximate amount of $800,000.

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

NOTE 7. - MANUFACTURING FACILITY

The Company’s manufacturing operations at its North Carolina factory continued to utilize additional production capacity due to increased production and sales of the contract manufacturing of filtered cigars and cigarettes during the year ended December 31, 2018. This improvement resulted in gross profit on sales of products in the amount of $898,987 for the year ended December 31, 2018, as compared to a gross loss on sales of products in the amount of $707,912 and $429,699 for the years ended December 31, 2017, and 2016, respectively. Raw material component costs, direct manufacturing costs, and an overhead allocation are included in the Cost of goods sold and finished goods inventory. General and administrative expenses of the factory amounted to $1,308,613, $943,185 and $551,678 for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 8. - MACHINERY AND EQUIPMENT

Machinery and equipment at December 31, 2018 and December 31, 2017 consisted of the following:

	Useful Life	December 31, 2018	December 31, 2017
Cigarette manufacturing equipment	3 - 10 years	$4,608,267	$4,302,299
Office furniture, fixtures and equipment	5 years	135,909	110,499
Laboratory equipment	5 years	104,709	32,193
Leasehold improvements	6 years	169,362	106,429
		5,018,247	4,551,420
Less: accumulated depreciation		1,757,499	1,235,373
Machinery and equipment, net		$3,260,748	$3,316,047

Depreciation expense was $522,695, $353,435 and $326,124 for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTE 9. - INVESTMENT

The Company (through its wholly-owned subsidiary, Botanical Genetics) held an equity investment in Anandia Laboratories, Inc., a Canadian plant biotechnology company (“Anandia”). On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora Cannabis, Inc. (“Aurora”), a Canadian company (TSX: ACB.TO), in exchange for (i) free trading shares of Aurora common stock, and (ii) warrants with a five-year term to purchase one-half of a share of Aurora common stock for each whole share of Aurora common stock received as part of the transaction (the “Anandia transaction”). As a result of the Anandia transaction, the Company received 1,947,943 shares of Aurora common stock and warrants to purchase 973,971 shares of Aurora common stock that had a fair value of $9,221,594 and $2,807,958, respectively. The Company recorded a realized gain on the transaction in the amount of $4,515,971 during the third quarter of 2018. Additionally, the unrealized gain on the Company’s investment in Anandia in the amount of $6,147,088 under ASU 2016-01 from the first quarter of 2018 became a realized gain at time of the Anandia transaction (see the paragraph below for additional details). Subsequent to the transaction, the Company sold all of its Aurora common stock resulting in net sales proceeds to the Company of $13,051,503 and realized a gain on the sale of $3,829,909 during the year ended December 31, 2018. The Anandia transaction, the gain from ASU 2016-01, and the sale of the Aurora common shares resulted in an aggregate realized gain of $14,492,968 for the year ended December 31, 2018.

The warrants to purchase 973,971 shares of Aurora common stock have a five-year contractual term, an exercise price of C$9.37 per share (Canadian Dollars; approximately $6.87 per share U.S. Dollars at December 31, 2018), are currently exercisable, are considered an equity security, and are recorded at fair value (Level 3 of the valuation hierarchy). The Company recorded the fair value of the Aurora common stock warrants of $3,092,358 at December 31, 2018, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $284,400 for the year ended December 31, 2018.

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, the Company is required to measure its investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. As allowed by ASU 2016-01, since the Company’s investment in Anandia did not have readily determinable fair value, the Company elected to account for its investment at cost. The cost basis is required to be adjusted in the event of impairment, if any, and for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of, an equity issuance in January of 2018 by Anandia that was considered an orderly transaction, the Company recorded an unrealized gain on its investment in Anandia in the amount of $6,147,088 during the three months ended March 31, 2018. There were no further changes in the fair value of the Company’s equity investment in Anandia through the acquisition of Anandia by Aurora on August 8, 2018, and this unrealized gain became a realized gain as a result of the Anandia transaction, as discussed above.

The Company’s investment in Anandia was recorded using the equity method of accounting until the first quarter of 2017, when a dilutive event occurred bringing the Company’s investment percentage in Anandia below 20%. Accordingly, the Company discontinued applying the equity method of accounting for its investment in Anandia and began accounting for its investment in Anandia under the cost method of accounting. The Company’s unrealized gain (loss) on the investment in Anandia was $346,180 and ($202,338) for the years ended December 31, 2017 and 2016, respectively. There was no unrealized gain (loss) for the year ended December 31, 2018. At December 31, 2017, the Company’s investment balance in Anandia was $1,366,493, and was classified within Other assets on the accompanying Consolidated Balance Sheets.

NOTE 10. – FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

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

The following table presents information about our assets and liabilities measured at fair value at December 31, 2018 and 2017, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Asset and Liabilities at Fair Value
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets
Short-term investment securities:
Money market funds	$10,083,972	$-	$-	$10,083,972
Corporate bonds		38,579,055	-	38,579,055
U.S. treasury securities	-	2,970,900		2,970,900
U.S. government agency bonds	-	4,115,012	-	4,115,012
Total short-term investment securities	$10,083,972	$45,664,967	$-	$55,748,939

Investments:
Stock warrants	$-	$-	$3,092,358	$3,092,358

	Asset and Liabilities at Fair Value
	As of December 31, 2017
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents:
Certificate of deposit	$-	$3,000,000	$-	$3,000,000
Short-term investment securities:
Certificates of deposit	-	6,000,000	-	6,000,000
Money market funds	41,526,540	-	-	41,526,540
Corporate bonds		9,450,933	-	9,450,933
U.S. government agency bonds	-	1,998,040	-	1,998,040
Total cash equivalents and short-term investment securities	$41,526,540	$20,448,973	$-	$61,975,513

Liabilities
Warrant liability	$-	$-	$216,490	$216,490

Money market mutual funds are valued at their daily closing price as reported by the fund. Money market mutual funds held by the Company are open-end mutual funds that are registered with he SEC that generally transact at a stable $1.00 Net Asset Value (“NAV”) representing its estimated fair value. On a daily basis the fund’s NAV is determined by the fund based on the amortized cost of the funds underlying investments.

U.S. government agency bonds, U.S. treasury securities, and corporate bonds are valued using pricing models maximizing the use of observable inputs for similar securities.

Certificates of deposit are valued at net present value of their expected cash flows assuming no unusual market conditions or discount for the credit worthiness of the issuer. At December 31, 2017 cost approximated fair value.

The investment in stock warrants are measured at fair value using the Black-Scholes pricing model and are classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 92% at December 31, 2018. A 20% increase or decrease in the volatility factor used at December 31, 2018 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $505,000.

The following table sets forth a summary of the changes in fair value of the Company’s stock warrants (Level 3 asset) for the year ended December 31, 2018:

Fair value at December 31, 2017	$-
Fair value of stock warrants acquired on August 8, 2018	2,807,958
Unrealized gain as a result of change in fair value	284,400

Fair value at December 31, 2018	$3,092,358

The warrant liability was measured at fair value using certain estimated factors such as volatility and probability which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s derivative warrant liabilities including the volatility factor. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. The Company’s warrants associated with the warrant liability were exercised in July 2018 and the remaining outstanding warrants at December 31, 2018 do not include anti-dilution features and therefore are not considered derivative instruments and do not have an associated warrant liability.

The following table sets forth a summary of the Company’s available-for-sale securities in its short-term investment account from amortized cost basis to fair value at December 31, 2018:

	Available-for-sale Securities - December 31, 2018
	Amortized	Gross	Gross
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value

Corporate bonds	$38,579,541	$48,796	$(49,282)	$38,579,055
U.S. treasury securities	2,959,063	11,837	-	2,970,900
U.S. government agency bonds	4,099,321	15,691	-	4,115,012

	$45,637,925	$76,324	$(49,282)	$45,664,967

The following table sets forth a summary of the Company’s available-for-sale securities in its short-term investment account for amortized cost basis and fair value by contractual maturity at December 31, 2018:

	Available-for-sale Securities
	December 31, 2018
	Amortized
	Cost Basis	Fair Value

Due in one year or less	$43,050,306	$43,082,677
Due after one year through two years	2,587,619	2,582,290

	$45,637,925	$45,664,967

NOTE 11. – NOTE PAYABLES FOR LICENSE FEES

On June 22, 2018, the Company entered into the Second Amendment to the License Agreement (the “Second Amendment”) with North Carolina State University (“NCSU”) that amended an original License Agreement between the Company and NCSU, dated December 8, 2015, and the First Amendment, dated February 14, 2018, to the original License Agreement. Under the terms of the Second Amendment, the Company is obligated to pay NCSU milestone payments totaling $1,200,000, of which amount $500,000 was payable upon execution of the Second Amendment, $400,000 will be payable on the first anniversary of the execution of the Second Amendment, and $300,000 will be payable on the second anniversary of the execution of the Second Amendment. The Company has recorded the present value of the obligations under the Second Amendment as a note payable that originally amounted to $1,175,226. After the initial payment of $500,000 and the accretion of interest during year ended December 31, 2018 in the amount of $8,892, the balance remaining as of December 31, 2018 amounted to $684,117, with $395,386 and $288,731 reported as current and long-term portion of the note payable, respectively, on the Company’s Consolidated Balance Sheets.

The cost of the acquired license amounted to $1,175,226 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2036.

On October 22, 2018, the Company entered into a License Agreement with the University of Kentucky. Under the terms of the License Agreement, the Company is obligated to pay the University of Kentucky milestone payments totaling $1,200,000, of which amount $300,000 was payable upon execution, and $300,000 will be payable annually over the next three years on the anniversary of the execution of the License Agreement. The Company has recorded the present value of the obligations under the License Agreement as a note payable that originally amounted to $1,151,201. After the initial payment of $300,000 and the accretion of interest during the year ended December 31, 2018 in the amount of $2,047, the balance remaining as of December 31, 2018 amounted to $853,248, with $293,762 and $559,486 reported as current and long-term portion of the note payable, respectively, on the Company’s Consolidated Balance Sheets.

The cost of the of acquired licenses amounted to $1,151,201 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2033.

NOTE 12. - WARRANTS FOR COMMON STOCK

At December 31, 2018, the Company had outstanding warrants to purchase 11,293,211 shares of common stock of the Company that were issued in conjunction with the June 2017 warrant exchange agreements with an exercise price of $2.15 per share and an expiration date of December 20, 2022. See Note 3 for additional details.

During the year ended December 31, 2018, warrant holders exercised 794,869 warrants on a cashless basis, resulting in the issuance of 490,012 shares.

During the year ended December 31, 2017, warrant holders exercised 12,763,238 warrants, with 1,286,277 of such warrants being exercised on a cashless basis, resulting in the issuance of an aggregate of 12,249,327 shares. Additionally, 223,814 warrants expired unexercised during the year ended December 31, 2017.

The Company estimates the value of warrant liability upon issuance of warrants that are considered derivative instruments and at each balance sheet date using the binomial lattice model to allocate total enterprise value to the warrants and other securities in the Company’s capital structure. Volatility was estimated based on historical observed equity volatilities and implied (forward) or expected volatilities for a sample group of guideline companies and consideration of recent market trends. The Company’s outstanding warrants at December 31, 2018 do not include anti-dilution features and therefore are not considered derivative instruments and do not have an associated warrant liability.

The following table is a roll-forward summary of the warrant liability since December 31, 2016:

Fair value at December 31, 2016	$58,681
Loss as a result of change in fair value	157,809
Fair value at December 31, 2017	216,490
Gain as a result of change in fair value	(48,711)
Reclassification of warrant liability to capital in excess of par	(167,779)
Fair value at December 31, 2018	$-

The aggregate net gain (loss) as a result of the Company’s warrant liability for the years ended December 31, 2018, 2017, and 2016 amounted to $48,711, ($157,809), and $29,615, respectively, and are included in Other income (expense) under Warrant liability gain (loss), net in the accompanying Consolidated Statements of Operations and Comprehensive Loss.

The following table summarizes the Company’s warrant activity since December 31, 2016:

Number of Warrants
Warrants outstanding at December 31, 2016	13,781,921
Warrants exercised during 2017	(1,470,027)
Warrants expired during 2017	(223,814)
Warrants issued pursuant to June 2017 warrant exercise agreements	11,293,211
Warrants exercised pursuant to June 2017 warrant exercise agreements	(11,293,211)
Warrants outstanding at December 31, 2017	12,088,080
Warrants exercised during 2018	(794,869)
Warrants outstanding at December 31, 2018	11,293,211

NOTE 13. - RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k). The plan covers all employees who meet the minimum eligibility requirements. Under the 401(k) plan eligible employees are allowed to make voluntary deferred salary contribution to the plan, subject to statutory limits. The Company has elected to make Safe Harbor Non-Elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation. Total employer contributions to the plan for the years ended December 31, 2018, 2017, and 2016 amounted to $141,083, $98,368 and $84,499, respectively.

NOTE 14. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various license agreements and sponsored research and development agreements. The costs associated with the following three agreements were initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The amounts expensed during the years ended December 31, 2018, 2017, and 2016 amounted to $394,249, $232,140, and $447,808, respectively.

Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty is $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company expensed license fees of $225,000 for each of the years ended December 31, 2018, 2017, and 2016. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the years ended December 31, 2018, 2017, and 2016 the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $95,602, 71,596 and $84,191, respectively.

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. Additionally, the License calls for the Company to pay NCSU a non-refundable, non-creditable minimum annual royalty beginning on December 31, 2018 in the amount of $10,000. The minimum annual royalty payment increases to $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company expensed license fees of $0, $0, and $137,500 for the years ended December 31, 2018, 2017, and 2016, respectively. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the years ended December 31, 2018, 2017, and 2016 the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $113,578, $31,947 and $6,075, respectively. This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. Under the terms of the Agreement, the Company paid NCSU $162,408 over the two-year term of the Agreement, which grants certain licensed rights to the Company. The Company had extended the Agreement through January 31, 2017 at an additional cost of $85,681. In February 2018, the Company finalized an additional extension to this Agreement through April 30, 2018 at a cost of $88,344. In May 2018, the Company finalized an additional extension to this Agreement through April 30, 2019 at a total cost of $121,357. The amounts expensed during the years ended December 31, 2018, 2017, and 2016 were $169,249, $7,140, and $85,308, respectively.

Other license agreements - Additionally, the Company has entered into the following five license agreements and the costs associated with these license agreements are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization expense during the years ended December 31, 2018, 2017, and 2016 amounted to $142,541, $98,022 and $98,022, respectively, and was included in Amortization expense on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On October 22, 2018, the Company entered into a License Agreement (the “License”) with the University of Kentucky. Under the terms of the License, the Company is obligated to pay the University of Kentucky a non-refundable, non-creditable license fee of $1,200,000. The license fee is payable in accordance with a note payable more fully described in Note 11. The present value of the payments in the amount of $1,151,201 are included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2033. Amortization of the license fee began in the fourth quarter of 2018.

On June 22, 2018, the Company entered into the Second Amendment to the License Agreement (the “Second Amendment”) with NCSU that amended an original License Agreement between the Company and NCSU, dated December 8, 2015. Under the terms of the Second Amendment, the Company is obligated to pay NCSU a non-refundable, non-creditable license fee of $1,200,000. The license fee is payable in accordance with a note payable more fully described in Note 11. The present value of the payments in the amount of $1,175,226 are included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2036. Amortization of the license fee began in the third quarter of 2018.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000, and the Company must pay to NCSU an additional non-refundable, non-creditable lump sum fee of $75,000 upon issuance of a U.S. utility patent included in the patent rights. A patent was issued during the first quarter of 2017 under this clause, and accordingly, the $75,000 was due and payable to NCSU. The $75,000 cost was included in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2017. Additionally, under the License Agreement the Company paid NCSU a non-refundable, non-creditable license maintenance fee in the amount of $15,000 during the year ended December 31, 2017. The Company is obligated to pay to NCSU an annual minimum royalty fee of $20,000 in 2018, $30,000 in 2019, and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the years ended December 31, 2018, 2017, and 2016, the aggregated costs incurred related to capitalized patent costs and patent maintenance expense amounted to $24,016, $41,033, and $43,740, respectively. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

On September 15, 2014, the Company entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, the Company was granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to the licensed intellectual property. The Anandia Sublicense required an up-front fee of $75,000, an annual license fee of $10,000, the payment of patent filing and maintenance costs, a running royalty on future net sales of products made from such sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third-parties such sublicensed intellectual property. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. As discussed in Note 9, Anandia was purchased by Aurora on August 8, 2018 and has become a wholly-owned subsidiary of Aurora. The Anandia Sublicense is still in effect.

Other research agreements - Further, the Company has entered into the following three agreements relating to sponsored research. Costs associated with these agreements are expensed when incurred in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia conducted research on behalf of the Company relating to the hemp/cannabis plant. During the years ended December 31, 2018, 2017, and 2016 expenses related to the Agreement amounted to $130,850, $654,250 and $263,400, respectively. Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third- party, then the Company and Anandia will share equally in such sublicensing consideration. As discussed in Note 9, Anandia was purchased by Aurora on August 8, 2018 and has become a wholly-owned subsidiary of Aurora. The Agreement is still currently in effect.

The Company had an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants. The extended term of the R&D agreement with UVA expired on October 31, 2016. In December 2016, the Company entered into a new sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which the Company will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions of the United States. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s hemp plants. UVA and the Company will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant the Company exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG. The Company incurred expenses under the agreement in the amount $360,046, $296,710 and $224,560 for the years ended December 31, 2018, 2017, and 2016, respectively.

On May 1, 2018, the Company entered into a University Growing and Evaluation Agreement (the “Agreement”) with the University of Kentucky Research Foundation (“UKRF”) whereby UKRF will provide the Company with services relating to growing certain tobacco breeding lines of the Company. Under the Agreement, the Company is obligated to pay $75,000 to UKRF in three installments of $25,000 each through January 31, 2019. During the year ended December 31, 2018 expenses related to the Agreement amounted to $50,000.

Lease Agreements – The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis. The lease commenced on January 14, 2014 and had an initial term of twelve (12) months. The lease contains four (4) additional extensions; with one lease extension being for an additional one (1) year and with the other three (3) lease extensions each being for an additional two (2) years in duration, exercisable at the option of the Company. The Company is currently in the second two-year lease extension term that will expire on October 31, 2019. The lease expense for the years ended December 31, 2018, 2017, and 2016 amounted to approximately $169,000, $156,000, and $146,000, respectively. The future minimum annual lease payments if the Company exercises each of the additional extensions are approximately as follows:

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

On October 4, 2017, the Company entered into a new lease for the office space in Williamsville, New York with an initial three-year term and a monthly lease payment of $6,375. The office space lease contains three (3) additional extensions; with each lease extension being for an additional one (1) year in duration, exercisable at the Company’s option. Future minimum annual lease payments under the office lease will be approximately $76,000, $76,000, and $80,000 for the years ended December 31, 2019, 2020, and 2021, respectively.

On May 1, 2016, the Company entered into a sublease for laboratory space in Buffalo, New York. The sublease called for a monthly payment of $1,471 through April 30, 2018. Additionally, on February 1, 2017, the Company entered into an amendment to the initial sublease that called for the sublease of additional lab space at a cost of $1,219 per month, bringing the total monthly sublease obligation to $2,690. On April 26, 2017, the Company entered into an amendment to the sublease to extend the term of the sublease for an additional twelve (12) months, commencing on May 1, 2017 at a total cost of $2,770 per month for the total lease obligation. On February 21, 2018, the Company entered into a new sublease amendment that extended the sublease term through June 30, 2019 and called for a monthly sublease payment of $5,706 beginning on March 1, 2018. Future minimum sublease payments for the year ended December 31, 2019 will be approximately $34,000.

Modified Risk Tobacco Product Application (“MRTPA”) – In connection with the Company’s MRTPA for its Brand A Very Low Nicotine Content (“VLNC”) cigarettes with the FDA that was filed in December of 2018, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTPA. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the year ended December 31, 2018, the Company incurred expenses relating to these contracts in the approximate amount of $9,800,000. There were no expenses incurred relating to this MRTPA for the years ended December 31, 2017 and 2016. Future financial commitments under these contracts are estimated to amount to approximately an additional $1,5000,000 and are expected to be completed by the end of the second quarter of 2019.

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

Crede Case

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

The Company filed its partial summary judgment motion on August 20, 2018, after which Crede filed its response on September 27, 2018, after which the Company filed its reply to Crede’s response on October 11, 2018. On February 15, 2019, the SDNY Court issued its decision in response to the Company’s motion for partial summary judgment, with such decision (i) granting the Company’s motion to limit Crede’s claims for damages of not more than $10 million and (ii) denying the Company’s other motions seeking to further limit the damages claims by Crede because the SDNY Court desires for the parties to present evidence on their respective positions in a bench trial (a trial in front of the judge without a jury). The SDNY Court further ordered the parties to submit a joint letter on or before March 1, 2019, setting forth their availability for a bench trial in the second half of 2019.   On March 1, 2019, the parties submitted such joint letter to the SDNY Court setting forth their availability for a bench trial in the second half of 2019.

The Company believes that the claims are frivolous, meritless and that the Company has substantial legal and factual defenses to the claims. The Company has defended and intends to continue to defend against these claims vigorously.

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled:  Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409.  The Complaint filing discloses that Plaintiff Mr. Bull purchased 3,000 shares of the Company’s common stock from September 14, 2016 to October 15, 2018 at share prices between $.91 and $2.57 per share, and that on September 24, 2018, he sold 419 shares for a profit at $2.88 per share. Mr. Bull sues individually and seeks to bring a  class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are supposedly liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act.  The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. The Complaint has not yet been served on the Company, Mr. Sicignano or Mr. Brodfuehrer and, therefore, the Company and Messrs. Sicignano and Brodfuehrer have not yet filed responses. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled:  Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553.  The Complaint filing discloses that the Plaintiff Mr. Fitch purchased 3,300 shares of the Company’s common stock on October 11, 2017 at $3.04 per share. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are supposedly liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act.  The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer.

NOTE 15. - EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per common share for the years ended December 31, 2018, 2017, and 2016:

	December 31,	December 31,	December 31,
	2018	2017	2016

Net loss attributed to common shareholders	$(7,966,911)	$(13,029,117)	$(11,581,430)

Denominator for basic earnings per share-weighted average shares outstanding	124,298,981	101,161,380	79,842,773

Effect of dilutive securities:
Warrants, restricted stock and options outstanding	-	-	-

Denominator for diluted earnings per common share-weighted average shares adjusted for dilutive securities	124,298,981	101,161,380	79,842,773

Loss per common share - basic and diluted	$(0.06)	$(0.13)	$(0.15)

Securities outstanding that were excluded from the computation of earnings per share for the years ended December 31, 2018, 2017, and 2016 because they would have been anti-dilutive are as follows:

	December 31,	December 31,	December 31,
	2018	2017	2016
Warrants	11,293,211	12,088,080	13,781,921
Options	8,672,082	8,156,691	5,650,679
	19,965,293	20,244,771	19,432,600

NOTE 16. - EQUITY BASED COMPENSATION

On April 12, 2014, the shareholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares thereunder. On April 29, 2017, the shareholders approved an amendment to the OIP to increase the number of shares available for issuance by 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 10,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under this plan and the number of shares of common stock to underlie each such award under the OIP. As of December 31, 2018, the Company had available 1,602,115 shares remaining for future awards under the OIP.

During the year ended December 31, 2018, the Company issued stock option awards from the OIP for 1,631,841 shares, to eligible individuals. Stock options issued to acquire 1,231,841 shares of Company common stock have vesting periods ranging from one to three years from the date of the award, and stock options issued to acquire 400,000 shares of Company common stock are scheduled to vest upon the attainment of various milestones. Additionally, 300,000 stock options were cancelled due to the death of the Company’s Senior Vice President of Science and Regulatory Affairs and were added back to the remaining shares available to be rewarded under the OIP. During the year ended December 31, 2017, the Company issued stock option awards from the OIP for 2,692,000 shares to eligible individuals having vesting periods ranging from six months to three and one-half years from the date of the awards. All stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the years ended December 31, 2018, 2017, and 2016, the Company recorded compensation expense related to stock option and restricted stock awards granted under the OIP of $3,187,331, $941,650, and $911,382, respectively. The compensation expense for the year ended December 31, 2018 includes compensation expense in the amount of $1,226,825 recognized in the second quarter of 2018 when 900,000 stock options vested upon of the death of the Company’s Senior Vice President of Science and Regulatory Affairs on April 19, 2018.

As of December 31, 2018, unrecognized compensation expense related to non-vested stock options amounted to approximately $3,071,000 which is expected to be recognized approximately as follows: $1,110,000, $698,000 and $98,000 during 2019, 2020 and 2021, respectively. Approximately $1,165,000 of the unrecognized compensation expense relates to previously issued stock options, with the vesting of such stock options being based on the achievement of a certain milestone, and the attainment of such milestone cannot be determined at this time.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016
Risk-free interest rate (weighted average)	2.77%	2.05%	1.31%
Expected dividend yield	0%	0%	0%
Expected stock price volatility	90%	90%	90%
Expected life of options (weighted average)	5.61 years	5.56 years	4.87 years

The Company estimated the expected volatility of the Company’s stock to be 90%. The expected term was estimated using the contract life of the option. The risk-free interest rate assumption was determined using yield of the equivalent U.S. Treasury bonds over the expected term. The Company has never paid any cash dividends and does not anticipate paying any cash dividends in the foreseeable future. Therefore, the Company assumed an expected dividend yield of zero.

A summary of all stock option activity since December 31, 2016 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of Options	Exercise Price	Contractual Term	Intrinsic Value
Outstanding at December 31, 2016	5,650,679	$1.04
Granted in 2017	2,692,000	$1.76
Exercised in 2017	(85,988)	$0.79
Expired in 2017	(100,000)	$1.43
Outstanding at December 31, 2017	8,156,691	$1.28
Granted in 2018	1,631,841	$2.64
Exercised in 2018	(612,259)	$0.87
Expired / cancelled in 2018	(504,191)	$1.71
Outstanding at December 31, 2018	8,672,082	$1.54	5.8 years	$8,193,642

Exercisable at December 31, 2018	5,202,555	$1.37	4.4 years	$5,498,675

The weighted average grant date fair value of options issued during the years ended December 31, 2018 and 2017 was $1.81 and $1.28, respectively. The total fair value of options that vested during the years ended December 31, 2018 and 2017 amounted to $2,628,622 and $750,265, respectively. There were 612,259 options exercised on a cash and cashless basis during the year ended December 31, 2018 resulting in the issuance of 583,214 shares and proceeds of $444,614 to the Company. There were 85,988 options exercised on a cashless basis during the year ended December 31, 2017 resulting in the issuance of 51,927 shares of the Company’s common stock.

NOTE 17. - INCOME TAXES

The TCJA was signed into law on December 22, 2017. The TCJA includes significant changes to the U.S. corporate income tax system, including a Federal corporate rate reduction from 35% to 21%. The Company’s income tax provision (benefit) reflects the effect of this change in Federal corporate tax rates, primarily from the re-measurement of the Company’s deferred tax assets and liabilities, including prior net operating loss carry-forwards. The effect of the rate change attributable to the TCJA on the Company’s effective tax rate was a decrease of approximately 46% in the net deferred tax assets before the valuation allowance.

The following is a summary of the components giving rise to the income tax provision (benefit) for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016

Current:
Federal	$-	$-	$-
State
Total current	-	-	-

Deferred:
Federal	(1,446,323)	1,263,677	(2,424,497)
State	(13,927)	214,628	21,452
Total deferred	(1,460,250)	1,478,305)	(2,403,045)
Change in valuation allowance	1,460,250	(1,478,305)	2,403,045
	$-	$-	$-

The provision (benefit) for income tax varies from that which would be expected based on applying the statutory federal rate to pre-tax accounting loss, including the effect of the change in the U.S. corporate income tax rates, as follows:

	2018	2017	2016

Statutory federal rate	(21.0)%	(34.0)%	(34.0)%
Other items	0.1	(2.4)	(0.2)
Derivative liability	(0.1)	0.4	11.9
Stock based compensation	2.5	2.0	1.5
Research and development credit carryforward	(1.2)	(1.8)	-
State tax provision, net of federal benefit	(0.1)	0.1	0.1
Equity investment	1.5	-	-
Federal tax rate change	-	46.1	-
Valuation allowance	18.3	(11.4)	20.7

Effective tax rate (benefit) provision	0.0%	0.0%	0.0%

Individual components of deferred taxes consist of the following as of December 31:

	2018	2017	2016

Deferred tax assets:
Net operating loss carry-forward	$11,526,599	$9,917,641	$11,626,143
Accounts receivable reserve	-	-	3,499
Inventory	21,000	48,011	96,934
Stock-based compensation	813,585	388,925	282,850
Start-up expenditures	242,704	279,709	477,917
Research and development credit carryforward	326,269	232,198	-
Loss on equity investment	760	11,760	139,676
Accrued bonus	100,896	-	-
Severance liability	-	-	69,860
Other	19,605	4,272	21,423
	13,051,418	10,882,516	12,718,302
Deferred tax liabilities:
Machinery and equipment	(214,587)	(220,888)	(316,232)
Patents and trademarks	(562,140)	(558,760)	(807,137)
Gain on investment	(612,286)	-	-
Accrued expense	(70,933)	-	-
Other intangible assets	(153,307)	(124,953)	(138,713)
	(1,613,253)	(904,601)	(1,262,082)
Valuation allowance	(11,438,165)	(9,977,915)	(11,456,220)

Net deferred taxes	$-	$-	$-

The Company generated a net operating loss (“NOL”) of approximately $7,700,000 for the year ended December 31, 2018 and this NOL carryforward loss does not expire. The Company has accumulated an NOL carryforward of approximately $46,900,000 through December 31, 2017 and this NOL carryforward begins to expire in 2031. Utilization of the NOL carryforward may be subject to an annual limitation in the case of equity ownership changes, as defined by law. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future, the Company has recorded a valuation allowance to reduce the net deferred tax asset to zero. This NOL is included in the net deferred tax asset that has been fully offset by the valuation allowance.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has evaluated its tax positions and believes there are no uncertain tax positions as of December 31, 2018.

NOTE 18. - SELECTED QUARTERLY FINANCIAL DATA (unaudited)

Below is selected quarterly financial data for the years ended December 31, 2018 and 2017:

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018

Revenue, net	$6,116,309	$6,914,913	$6,260,158	$7,134,967

Gross profit	$71,578	$161,714	$150,949	$514,746

Loss from operations	$(4,968,772)	$(7,040,512)	$(6,208,834)	$(5,800,509)

Net income (loss)	$1,386,488	$(6,738,652)	$6,304,654	$(8,919,401)

Income (loss) per common share - basic	$0.01	$(0.05)	$0.05	$(0.07)
Income (loss) per common share - diluted	$0.01	$(0.05)	$0.04	$(0.07)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017

Revenue, net	$2,231,517	$3,897,206	$4,530,865	$5,940,656

Gross profit (loss)	$(273,897)	$(165,055)	$(340,369)	$71,409

Loss from operations	$(2,969,949)	$(3,282,525)	$(3,274,081)	$(3,773,309)

Net loss	$(2,621,277)	$(3,355,624)	$(3,316,634)	$(3,735,582)

Loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.03)	$(0.03)

Item 15(b).	Financial Statement Schedules

Valuation and Qualifying Accounts

The following table summarizes the Company’s valuation and qualifying accounts from December 31, 2015:

	Allowance	Reserve for	Deferred tax
	for doubtful	inventory	valuation
	Accounts	valuation	allowance
Qualifying account valuation at December 31, 2015	$10,000	$110,623	$9,503,176
Additions charged to costs and expenses during 2016	-	145,000	2,403,044
Deductions during 2016	-	-	-
Qualifying account valuation at December 31, 2016	10,000	255,623	11,456,220
Additions charged to costs and expenses during 2017	-	95,000	-
Deductions during 2017	(10,000)	(155,623)	(1,478,305)
Qualifying account valuation at December 31, 2017	-	195,000	9,977,915
Additions charged to costs and expenses during 2018	-	-	1,460,250
Deductions during 2018	-	(95,000)	-
Qualifying account valuation at December 31, 2018	$-	$100,000	$11,438,165

Item 15(c).	Exhibits

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

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 1, 2010).

3.1.1	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014).

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on January 30, 2014).

3.2.1	Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on April 28, 2015).

4.1	Form of Tranche 1A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 30, 2014).

4.2	Form of Warrant Agreement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 19, 2017).

10.1†	2010 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Form S-8 filed with the Commission on March 30, 2011).

10.2†	Employment Agreement dated as of January 25, 2011, by and between the Company and Henry Sicignano III (incorporated herein by reference to Exhibit 10.16 of the Company’s Current Report on Form 8-K filed with the Commission on February 1, 2011).

10.3††	License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

10.3.1	Amendment dated August 9, 2012 to License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2012).

10.4	Letter Agreement between the Company and North Carolina State University dated November 22, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 23, 2011).

10.5†	Employment Agreement between John Brodfuehrer and the Company dated March 19, 2013 (incorporated by reference to Form 8-K filed on March 25, 2013).

10.6†	Form of Restricted Stock Award Agreement (incorporated by reference to Form 10-Q filed on May 10, 2013).

10.7†	Form of Stock Option Award Agreement (incorporated by reference to Form 10-Q filed on May 10, 2013).

10.8†	Form of Restricted Stock Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on April 14, 2014).

10.9†	Form of Stock Option Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Commission on April 14, 2014).

10.10†	Employment Agreement dated May 12, 2014 by and between the Company and Thomas James (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 14, 2014).

10.11††	Research Funding Agreement dated December 14, 2016 with The Rector and Visitors of the University of Virginia, a not-for-profit Virginia educational institutional of the Commonwealth of Virginia (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 8, 2017).

10.12††	Exclusive License Agreement dated December 14, 2016 with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group, a Virginia non-profit corporation (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Commission on March 8, 2017).

10.13†	22nd Century Group, Inc. 2014 Omnibus Incentive Plan, as amended and restated (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed on March 17, 2017).

10.14†	Employment Agreement dated October 31, 2017 between Dr. James E. Swauger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2017).

10.15†*	Form of Executive Restricted Stock Unit Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan, as amended and restated.

10.16†*	Form of Director Restricted Stock Unit Award Agreement under 22nd Century Group, Inc. 2014 Omnibus Incentive Plan, as amended and restated.

23.1*	Consent of Freed Maxick CPAs, P.C.

31.1*	Section 302 Certification.

31.2*	Section 302 Certification.

32.1*	Written Statement of Principal Executive Officer and Chief Financial Officer pursuant to 18.U.S.C §1350.

101*	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS XBRL	Instance Document*

101.SCH XBRL	Taxonomy Extension Schema Document*

101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document*

101.DEF XBRL	Taxonomy Extension Definition Linkbase Document*

101.LAB XBRL	Taxonomy Extension Label Linkbase Document*

101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document*

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

22nd CENTURY GROUP, INC.

Date:	March 6, 2019	By:	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 6, 2019	By:	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 6, 2019	By:	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Executive Officer and Director

Date:	March 6, 2019	By:	/s/ Joseph Alexander Dunn, Ph.D.
Joseph Alexander Dunn, Ph.D. Director

Date:	March 6, 2019	By:	/s/ James W. Cornell
James W. Cornell Director

Date:	March 6, 2019	By:	/s/ Richard M. Sanders
Richard M. Sanders Director

Date:	March 6, 2019	By:	/s/ Nora B. Sullivan
Nora B. Sullivan Director