Form 10-Q
period 2019-03-31
22nd Century Group, Inc.
filed 2019-05-07
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

Securities registered under Section 12(b) of the Act:

Title of each class	Ticker symbol	Name of Exchange on Which Registered
Common Stock, $0.00001 par value	XXII	NYSE American

As of May 7, 2019, there were 124,660,000 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2019 with Comparative Figures at December 31, 2018

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$588,960	$604,925
Short-term investment securities	51,263,895	55,748,939
Accounts receivable, net	1,474,876	871,293
Inventory, net	3,334,395	3,043,949
Prepaid expenses and other assets	885,815	928,420
Total current assets	57,547,941	61,197,526

Property, plant and equipment:
Machinery and equipment, net	3,333,051	3,260,748
Operating leases right-of-use assets, net	759,596	-
	4,092,647	3,260,748

Other assets:
Intangible assets, net	9,722,900	9,751,504
Investment	6,065,891	3,092,358
Total other assets	15,788,791	12,843,862

Total assets	$77,429,379	$77,302,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$698,048	$689,148
Operating lease obligations	211,519	-
Accounts payable	3,330,245	2,574,840
Accrued expenses	1,697,960	1,826,481
Deferred income	274,066	83,075
Total current liabilities	6,211,838	5,173,544

Long-term liabilities:
Notes payable	849,977	848,217
Operating lease obligations	548,077	-
Total liabilities	7,609,892	6,021,761

Commitments and contingencies (Note 8)	-	-

Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
124,660,000 common shares (124,642,593 at December 31, 2018)	1,247	1,246
Capital in excess of par value	170,841,153	170,392,249
Accumulated other comprehensive income	184,283	21,363
Accumulated deficit	(101,207,196)	(99,134,483)
Total shareholders' equity	69,819,487	71,280,375

Total liabilities and shareholders' equity	$77,429,379	$77,302,136

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
Three Months Ended March 31,
(unaudited)

	2019	2018

Revenue:
Sale of products, net	$6,293,648	$6,116,039

Cost of goods sold (exclusive of depreciation shown separately below):
Products	6,396,558	6,044,461

Gross (loss) profit	(102,910)	71,578

Operating expenses:
Research and development (including equity-based compensation of $99,669 and $220,413, respectively)	2,451,442	2,516,769
General and administrative (including equity-based compensation of $299,530 and $307,488 respectively)	2,242,502	2,032,392
Sales and marketing (including equity-based compensation of $49,706 and $35,975, respectively)	231,699	199,109
Depreciation	135,047	124,528
Amortization	215,559	167,552
	5,276,249	5,040,350

Operating loss	(5,379,159)	(4,968,772)

Other income (expense):
Unrealized gain on investment	2,973,533	6,147,088
Realized (loss) gain on short-term investment securities	(16,021)	195
Unrealized loss on short-term investment securities	-	(92,574)
Gain on the sale of machinery and equipment	87,351	-
Warrant liability gain - net	-	48,711
Interest income, net	272,243	251,840
Interest expense	(10,660)	-
	3,306,446	6,355,260

(Loss) income before income taxes	(2,072,713)	1,386,488

Income taxes	-	-

Net (loss) income	$(2,072,713)	$1,386,488
Other comprehensive income:
Unrealized gain on short-term investment securities	146,899	-
Reclassification of losses to net loss	16,021	-
	162,920	-

Comprehensive (loss) income	$(1,909,793)	$1,386,488

Net (loss) income per common share - basic	$(0.02)	$0.01
Net (loss) income per common share - diluted	$(0.02)	$0.01

Common shares used in basic earnings per share calculation	124,644,721	124,019,946
Common shares used in diluted earnings per share calculation	124,644,721	144,164,438

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Three Months Ended March 31, 2019 and 2018
(unaudited)

				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2018	124,642,593	$1,246	170,392,249	21,363	(99,134,483)	$71,280,375

Stock issued in connection with option exercises	17,407	1	(1)	-	-	-

Equity-based compensation	-	-	448,905	-	-	448,905

Unrealized gain on short-term investment securities	-	-	-	146,899	-	146,899

Reclassification of losses to net loss	-	-	-	16,021	-	16,021

Net loss	-	-	-		(2,072,713)	(2,072,713)

Balance at March 31, 2019	124,660,000	$1,247	$170,841,153	$184,283	$(101,207,196)	$69,819,487

				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2017	123,569,367	$1,236	$166,592,536	$-	$(91,167,572)	$75,426,200

Stock issued in connection with warrant exercises	426,180	4	(4)	-	-	-

Stock issued in connection with option exercises	315,540	3	217,497	-	-	217,500

Equity-based compensation	-	-	563,876	-	-	563,876

Net income	-	-	-	-	1,386,488	1,386,488

Balance at March 31, 2018	124,311,087	$1,243	$167,373,905	$-	$(89,781,084)	$77,594,064

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended March 31,
(unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,072,713)	$1,386,488
Adjustments to reconcile net income (loss) to cash used in operating activities:
Amortization and depreciation	291,059	267,575
Amortization of license fees	59,547	24,506
Lease expense	54,679	-
Unrealized gain on investment	(2,973,533)	(6,147,088)
Unrealized loss on short-term investment securities	-	92,574
Realized loss (gain) on short-term investment securities	16,021	(195)
Gain on the sale of machinery and equipment	(87,351)	-
Warrant liability gain - net	-	(48,711)
Accretion of interest on notes payable	10,660	-
Equity based compensation expense	448,905	563,876
(Increase) decrease in assets:
Accounts receivable	(603,583)	280,836
Inventory	(290,446)	120,305
Prepaid expenses and other assets	42,605	(306,772)
Increase (decrease) in liabilities:
Operating lease obligations	(54,679)	-
Accounts payable	414,569	989,360
Accrued expenses	(128,521)	(338,282)
Deferred income	190,991	(28,350)
Net cash used in operating activities	(4,681,790)	(3,143,878)
Cash flows from investing activities:
Acquisition of patents and trademarks	(7,041)	(28,751)
Acquisition of machinery and equipment	(125,227)	(177,385)
Proceeds from the sale of machinery and equipment	166,150	-
Sales and maturities of short-term investment securities	8,405,829	41,937,515
Purchase of short-term investment securities	(3,773,886)	(36,919,291)
Net cash provided by investing activities	4,665,825	4,812,088
Cash flows from financing activities:
Proceeds from exercise of stock options	-	217,500
Net cash provided by financing activities	-	217,500
Net (decrease) increase in cash and cash equivalents	(15,965)	1,885,710
Cash and cash equivalents - beginning of period	604,925	3,659,534
Cash and cash equivalents- end of period	$588,960	$5,545,244

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Patent and trademark additions included in accounts payable	$179,913	$180,070
Machinery and equipment additions included in accounts payable	$160,922	$68,559
Right-of-use assets and corresponding operating lease obligations	$814,275	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the December 31, 2018 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 6, 2019.

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

Nature of Business - 22nd Century Ltd is a plant biotechnology company specializing in technology that allows (i) for the level of nicotine and other nicotinic alkaloids in tobacco plants to be decreased or increased through genetic engineering and plant breeding and (ii) the levels of cannabinoids in hemp plants to be decreased or increased through genetic engineering and plant breeding. Goodrich Tobacco and Heracles Pharma are business units for the Company’s (i) potential modified risk tobacco products and (ii) smoking cessation product, respectively. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s tobacco products manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group and was incorporated to facilitate the original investment in Anandia Laboratories, Inc., more fully described in Note 4, and performs research and development related to the Company’s hemp business.

Reclassifications - Certain items in the 2018 financial statements have been reclassified to conform to the 2019 classification.

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

Cash and cash equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. However, the Company has elected to classify money market mutual funds as short-term investment securities. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term investment securities - The Company’s short-term investment securities are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, and commercial paper with maturities greater than three months at the time of acquisition. The Company’s short-term investment securities are carried at fair value within current assets on the Company’s Consolidated Balance Sheets. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. The Company’s investment policy states that all investment securities must have a maximum maturity of twenty-four (24) months or less and the maximum weighted maturity of the investment securities must not exceed twelve (12) months. All of the Company’s short-term investment securities are fixed-income debt instruments, and accordingly, all unrealized gains and losses incurred on the short-term investment securities (the adjustment to fair value) are recorded in other comprehensive income or loss on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Realized gains and losses on short-term investment securities are recorded in the other income (expense) portion of the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Interest earned, net of investment fees, on the short-term investment securities are included in interest income.

Accounts receivable - The Company periodically reviews aged account balances for collectability. The Company established an allowance for doubtful accounts of $0 at both March 31, 2019 and December 31, 2018.

Inventory - Inventories are valued at the lower of cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Inventory - tobacco leaf	$1,688,619	$1,556,581
Inventory - finished goods
Cigarettes and filtered cigars	182,564	156,702
Inventory - raw materials
Cigarette and filtered cigar components	1,563,212	1,430,666
	3,434,395	3,143,949
Less: inventory reserve	100,000	100,000

	$3,334,395	$3,043,949

Machinery and equipment - Machinery and equipment are recorded at their acquisition cost and depreciated on a straight-line basis over their estimated useful lives ranging from 3 to 10 years. Depreciation commences when the asset is placed in service.

Right-of-use assets - On January 1, 2019, the Company adopted ASU 2016-02, Subtopic ASC 842, Leases, and as a result has recorded Right-to-use assets and corresponding Lease obligations as more fully discussed in Note 3.

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the granted patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2019 to 2036. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates are expected to range from 2019 through 2036. The Company believes costs associated with becoming a signatory to the MSA and acquiring a predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at March 31, 2019 and December 31, 2018 consisted of the following:

	March 31,	December 31,
	2019	2018
Intangible assets, net
Patent and trademark costs	$7,323,729	$7,136,774
Less: accumulated amortization	3,350,577	3,194,565
Patent and trademark costs, net	3,973,152	3,942,209

License fees, net (see Note 8)	3,776,426	3,776,426
Less: accumulated amortization	528,678	469,131
License fees, net	3,247,748	3,307,295

MSA signatory costs	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$9,722,900	$9,751,504

Amortization expense relating to the above intangible assets for the three months ended March 31, 2019 and 2018 amounted to $215,559 and $167,552, respectively.

The estimated annual average amortization expense for the next five years is approximately $460,000 for patent costs and $238,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the three months ended March 31, 2019 and 2018, respectively.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating losses and credit carry-forwards.

As a result of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of March 31, 2019 and December 31, 2018. Additionally, because the Company has a full valuation allowance offsetting its deferred tax assets and as a result has an effective tax rate of zero, the Company has elected to present other comprehensive income items relating to net unrealized gains on short-term investment securities gross and not net of taxes.

The Company’s federal and state tax returns for the years ended December 31, 2015 through December 31, 2017 are currently open to audit under the statutes of limitations. There were no pending audits as of March 31, 2019.

Stock Based Compensation - The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares or options to purchase common shares of the Company. Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. For accounting purposes, the shares will be considered issued and outstanding upon vesting or risks of forfeiture expiring.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. The manufacturing process is completed daily and, therefore, there were no performance obligations partially satisfied at March 31, 2019. For the contract where the performance obligation is satisfied at a point in time, the Company recognizes revenue when the product is transferred to the customer. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at March 31, 2019 and December 31, 2018.

The Company generally requires a down payment from its customers prior to commencement of manufacturing a product. Amounts received in advance of satisfying the performance obligations are recorded as deferred revenue. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within extended credit terms up to twenty-one (21) days after shipment.

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition. For the three months ended March 31, 2019 and 2018, net sales revenue from products transferred over time amounted to approximately $4,215,000 and $3,923,000, respectively, and net sales revenue from products transferred at a point in time amounted to approximately $2,079,000 and $2,193,000, respectively.

Derivatives - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments are initially recorded at fair market value and then are revalued at each reporting date, with changes in fair value reported in the Consolidated Statements of Operations and Comprehensive Income (Loss). The classification of derivative instruments are evaluated at the end of each reporting period. Derivative instruments are classified on the balance sheet as current or non-current based on if the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

Research and Development - Research and development costs are expensed as incurred.

Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $5,000 and $12,000 for the three months ended March 31, 2019 and 2018, respectively.

(Loss) Income Per Common Share - Basic income (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted income (loss) per share is computed assuming conversion of all potentially dilutive securities. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term investment securities, accounts receivable, investment (stock warrants), accounts payable, accrued expenses, and notes payable. Other than for cash equivalents, short-term investment securities, and investment (stock warrants), fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of cash equivalents, short-term investment securities, and investment (stock warrants) are discussed in Note 6.

Investments - The Company accounts for investments in equity securities of other entities under the equity method of accounting if the Company’s investment in the voting stock of the other entity is greater than or equal to 20% and less than a majority, and the Company has the ability to have significant influence over the operating and financial policies of the investee. If the Company’s equity investment in other entities is less than 20%, and the Company has no significant influence over the operating or financial policies of the entity, and such equity investment does not have a readily determinable market value, then the Company accounts for such equity investments in accordance with FASB ASU 2016-01, which the Company adopted in the first quarter of 2018 with respect to the Company’s former investment in Anandia Laboratories, Inc. in Canada (see Note 4 for a further discussion).

The Company has an investment in stock warrants that are considered equity securities under ASC 321 – Investments – Equity Securities and a derivative instrument under ASC 815 – Derivatives and Hedging. The stock warrants are not designated as a hedging instrument, and in accordance with ASC 815, the Company’s investment in stock warrants are recorded at fair value with changes in fair value recorded in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 2. - MACHINERY AND EQUIPMENT

Machinery and equipment at March 31, 2019 and December 31, 2018 consisted of the following:

	Useful Life	March 31, 2019	December 31, 2018
Cigarette manufacturing equipment	3 - 10 years	$4,683,035	$4,608,267
Office furniture, fixtures and equipment	5 years	143,062	135,909
Laboratory equipment	5 years	120,768	104,709
Leasehold improvements	6 years	215,446	169,362
		5,162,311	5,018,247
Less: accumulated depreciation		1,829,260	1,757,499
Machinery and equipment, net		$3,333,051	$3,260,748

Depreciation expense was $135,047 and $124,528 for the three months ended March 31, 2019 and March 31, 2018, respectively.

NOTE 3. - RIGHT-OF-USE ASSETS, LEASE OBLIGATIONS, AND OTHER LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Subtopic ASC 842, Leases (the “new guidance”). Under the new guidance, the Company was required to evaluate its leases and record a Right-to-use (“ROU”) asset and a corresponding Lease obligation for leases that qualified as either finance or operating leases. Prior to the adoption of the new guidance, the Company had various operating leases for real estate. The Company elected to use the practical expedient which allowed the Company to carry forward the historical lease classifications of the existing leases. The Company determined that its leases contained (1) no variable lease expenses, (2) no termination options, (3) no residual lease guarantees, and (4) no material restrictions or covenants. The new guidance calls for the Lease obligations to be recorded at the present value of the remaining lease payments under the leases and the ROU assets are recorded as the sum of the present value of the Lease obligations plus any initial direct costs minus lease incentives plus prepaid lease payments. All remaining renewal options have been included in the computation of the ROU assets and Lease obligations. The present value of the remaining lease payments was computed using a discount rate of 5.14%. The Company determined that two real estate leases qualified as operating leases under the new guidance as discussed below.

The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis with a monthly lease payment of $14,094. As of January 1, 2019, the lease had a remaining term of thirty-four (34) months including all renewal options. The lease expense for the three months ended March 31, 2018 amounted to approximately $42,000. Under the new guidance , the Company recorded a ROU asset and a corresponding Lease obligation in the amount of $446,950 on January 1,2019 and recorded a lease expense for the three months ended March 31, 2019 of approximately $42,000.

On October 4, 2017, the Company entered a lease for office space at a location in Williamsville, New York with an initial monthly lease payment of $6,375 per month for the first three years of the lease. The monthly lease payment increases by 5% annually for the remainder of the lease. As of January 1, 2019, the lease had a remaining term of sixty-two (62) months including all renewal options. The lease expense for the three months ended March 31, 2018 amounted to $6,375. Under the new guidance, the Company recorded a ROU asset and a corresponding Lease obligation in the amount of $367,325 on January 1, 2019 and recorded a Lease expense for the three months ended March 31, 2019 of approximately $20,000.

As a result of the new guidance, the Company initially recorded ROU assets and Lease obligations in the amount of $814,275 on January 1, 2019 on the Company’s Consolidated Balance Sheets. After amortizing the ROU assets and applying principal payments to the Lease obligations, the ROU assets and the Lease obligations each had a balance of $759,596 at March 31, 2019, with $211,519 and $548,077 of the Lease obligations recorded as current and long-term at March 31, 2019, respectively.

Further, FASB issued ASU 2018-11, Re-Leases Targeted Improvements to ASC 842, to provide entities with relief from the costs of implementing certain aspects of the new guidance. Under ASU 2018-11, entities may elect not to recast comparative periods when transitioning to the new guidance. The Company has adopted ASU 2018-11, and accordingly, will (1) apply ASC 840 Lease Accounting (the “old guidance”) in comparative periods, (2) provide disclosures for all comparative periods presented in accordance with the old guidance, and (3) recognize the effects of applying the new guidance as a cumulative-effects adjustment to retained earnings as of January 1, 2019. No cumulative-effects adjustment was made as the Company determined it to be immaterial.

In addition, the Company has two leases that did not qualify as operating or financing leases under the new guidance as discussed below.

On August 14, 2017, the Company entered into a lease for warehouse space in North Carolina to store and operate tobacco leaf processing equipment, to store the Company’s proprietary tobacco leaf and to store inventory used in the Company’s contract manufacturing business. The lease calls for a monthly payment of $4,665, expires on August 14, 2019, and contains twelve-month renewal options if the Company continues to lease the warehouse under its current terms.

On May 1, 2016, the Company entered into a sublease for laboratory space in Buffalo, New York. After a series of sublease amendments that increased the subleased laboratory space and monthly sublease payment, the Company on February 21, 2018 entered into a new sublease amendment that further increased the lab space, extended the sublease term through June 30, 2019 and called for a monthly sublease payment of $5,706 beginning on March 1, 2018. The lease expense for the three months ended March 31, 2019 and 2018 amounted to approximately $17,000 and 11,000, respectively.

The Company is currently in discussions with the lessors of the above two leases concerning new leases for these facilities. Any new leases that may result from these discussions will be evaluated under the new lease guidance.

NOTE 4. – INVESTMENT

The Company (through its wholly-owned subsidiary, Botanical Genetics) held an equity investment in Anandia Laboratories, Inc. (“Anandia”), a Canadian plant biotechnology company. On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora Cannabis, Inc. (“Aurora”), a Canadian company (TSX: ACB.TO), and as a result the Company received in exchange for its Anandia equity: (i) 1,947,943 free trading shares of Aurora common stock, and (ii) a stock warrant to purchase 973,971 shares of Aurora common stock. The Company sold all the shares of Aurora common stock during the third quarter of 2018, but still retains ownership of the stock warrant to purchase 973,971 shares of Aurora common stock as of March 31, 2019. The stock warrant has a five-year contractual term, an exercise price of $9.37 per share (Canadian Dollars; approximately $7.01 per share U.S. Dollars at March 31, 2019), is currently exercisable, is considered an equity security, and is recorded at fair value (Level 3 of the valuation hierarchy). The Company recorded the fair value of the Aurora common stock warrant of $6,065,891 and $3,092,358 at March 31, 2019 and December 31, 2018, respectively, using the Black-Scholes pricing model and was classified within Other assets on the Company’s Consolidated Balance Sheets. The Company recorded an unrealized gain, the adjustment to fair value, in the amount of $2,973,533 for the three months ended March 31, 2019.

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

NOTE 5. – FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

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

The following table presents information about our assets and liabilities measured at fair value at March 31, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Asset and Liabilities at Fair Value
	As of March 31, 2019
	Level 1	Level 2	Level 3	Total

Assets
Short-term investment securities:
Money market funds	$13,838,984	$-	$-	$13,838,984
Corporate bonds	-	31,308,838	-	31,308,838
U.S. treasury securities	-	1,982,187	-	1,982,187
U.S. government agency bonds	-	4,133,886	-	4,133,886
Total short-term investment securities	$13,838,984	$37,424,911	$-	$51,263,895
Investment:
Stock warrant	$-	$-	$6,065,891	$6,065,891

	Asset and Liabilities at Fair Value
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total

Assets
Short-term investment securities:
Money market funds	$10,083,972	$-	$-	$10,083,972
Corporate bonds	-	38,579,055	-	38,579,055
U.S. treasury securities	-	2,970,900	-	2,970,900
U.S. government agency bonds	-	4,115,012	-	4,115,012
Total short-term investment securities	$10,083,972	$45,664,967	$-	$55,748,939

Investment:
Stock warrant	$-	$-	$3,092,358	$3,092,358

Money market mutual funds are valued at their daily closing price as reported by the fund. Money market mutual funds held by the Company are open-end mutual funds that are registered with the SEC that generally transact at a stable $1.00 Net Asset Value (“NAV”) representing its estimated fair value. On a daily basis the fund’s NAV is determined by the fund based on the amortized cost of the funds underlying investments.

U.S. government agency bonds, U.S. treasury securities, and corporate bonds are valued using pricing models maximizing the use of observable inputs for similar securities.

The investment in the Aurora stock warrant is measured at fair value using the Black-Scholes pricing model and is classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 85% and 92% at March 31, 2019 and December 31, 2018, respectively. A 20% increase or decrease in the volatility factor used at March 31, 2019 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $691,000.

The following table sets forth a summary of the changes in fair value of the Company’s stock warrant (Level 3 asset) since December 31, 2017:

Fair value at December 31, 2017	$-
Fair value of stock warrants acquired on August 8, 2018	2,807,958
Unrealized gain as a result of change in fair value	284,400
Fair value at December 31, 2018	3,092,358
Unrealized gain as a result of change in fair value	2,973,533
Fair value at March 31, 2019	$6,065,891

The following tables sets forth a summary of the Company’s available-for-sale securities in its short-term investment account from amortized cost basis to fair value at March 31, 2019 and December 31, 2018:

	Available-for-Sale Securities – March 31, 2019
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Corporate bonds	$31,174,276	$149,833	$(15,271)	$31,308,838
U.S. treasury securities	1,967,031	15,156	-	1,982,187
U.S. government agency bonds	4,099,321	34,565	-	4,133,886

	$37,240,628	$199,554	$(15,271)	$37,424,911

	Available-for-Sale Securities – December 31, 2018
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value

Corporate bonds	$38,579,541	$48,796	$(49,282)	$38,579,055
U.S. treasury securities	2,959,063	11,837	-	2,970,900
U.S. government agency bonds	4,099,321	15,691	-	4,115,012

	$45,637,925	$76,324	$(49,282)	$45,664,967

The following table sets forth a summary of the Company’s available-for-sale securities in its short-term investment account for amortized cost basis and fair value by contractual maturity at March 31, 2019 and December 31, 2018:

	Available-for-Sale Securities		Available-for-Sale Securities
	March 31, 2019		December 31, 2018
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value

Due in one year or less	$32,512,234	$32,664,641	$43,050,306	$43,082,677
Due after one year through two years	4,728,394	4,760,270	2,587,619	2,582,290

	$37,240,628	$37,424,911	$45,637,925	$45,664,967

NOTE 6. – NOTES PAYABLE FOR LICENSE FEE

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

After the accretion of interest during the three months ended March 31, 2019 in the amount of $10,660, the balance remaining on these two notes payable as of March 31, 2019 amounted to $1,548,025, with $698,048 and $849,977 reported as current and long-term, respectively, on the Company’s Consolidated Balance Sheets (notes payable balance of $1,537,365 as of December 31, 2018, with $689,148 and $848,217 reported as current and long-term, respectively).

NOTE 7. - WARRANTS FOR COMMON STOCK

At March 31, 2019, the Company had outstanding warrants to purchase 11,293,211 shares of common stock of the Company with an exercise price of $2.15 per share and an expiration date of December 20, 2022.

The Company’s outstanding warrants at March 31, 2019 do not include anti-dilution features and therefore are not considered derivative instruments and do not have an associated warrant liability.

The following table summarizes the Company’s warrant activity since December 31, 2017:

Number of Warrants
Warrants outstanding at December 31, 2017	12,088,080
Warrants exercised during 2018	(794,869)
Warrants outstanding at March 31, 2019 and December 31, 2018	11,293,211

There were no warrants issued or exercised in the first quarter of 2019.

NOTE 8. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various license agreements and sponsored research and development agreements. The costs associated with the following three agreements are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The amounts expensed during the three months ended March 31, 2019 and 2018 were $86,589 and $137,232, respectively.

Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty is $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three months ended March 31, 2019 and 2018, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $4,557 and $29,262, respectively.

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. The License calls for the Company to pay NCSU a non-refundable, non-creditable minimum annual royalty in the amount of $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three months ended March 31, 2019 and 2018, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $4,256 and $0, respectively. This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. In February 2018, the Company finalized an additional extension to this Agreement through April 30, 2018 at a cost of $88,344. In May 2018, the Company finalized an additional extension to this Agreement through April 30, 2019 at a total cost of $121,357. The amounts expensed during the three months ended March 31, 2019 and 2018 were $30,339 and $80,982, respectively.

Other license agreements - Additionally, the Company has entered into the following five license agreements and the costs associated with these license agreements are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization amounted to $59,547 and $24,506 for the three months ended March 31, 2019 and 2018, respectively, and was included in Amortization expense on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On October 22, 2018, the Company entered into a License Agreement (the “License”) with the University of Kentucky. Under the terms of the License, the Company is obligated to pay the University of Kentucky a non-refundable, non-creditable license fee of $1,200,000. The license fee is payable in accordance with a note payable more fully described in Note 6 – Notes Payable for License Fee. The present value of the payments in the amount of $1,151,201 are included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2033.

On June 22, 2018, the Company entered into the Second Amendment to the License Agreement (the “Second Amendment”) with NCSU that amended an original License Agreement between the Company and NCSU, dated December 8, 2015. Under the terms of the Second Amendment, the Company is obligated to pay NCSU a non-refundable, non-creditable license fee of $1,200,000. The license fee is payable in accordance with a note payable more fully described in Note 6 – Notes Payable for License Fee. The present value of the payments in the amount of $1,175,226 are included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2036.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000, and the Company must pay to NCSU an additional non-refundable, non-creditable lump sum fee of $75,000 upon issuance of a U.S. utility patent included in the patent rights. The Company is obligated to pay to NCSU an annual minimum royalty fee of $30,000 in 2019 and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three months ended March 31, 2019 and 2018, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $7,676 and $4,470, respectively. The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

On September 15, 2014, the Company entered into a Sublicense Agreement with Anandia Laboratories, Inc. (the “Anandia Sublicense”). Under the terms of the Anandia Sublicense, the Company was granted an exclusive sublicense in the United States and a co-exclusive sublicense in the remainder of the world, excluding Canada, to the licensed intellectual property. The Anandia Sublicense required an up-front fee of $75,000, an annual license fee of $10,000, the payment of patent filing and maintenance costs, a running royalty on future net sales of products made from such sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third-parties such sublicensed intellectual property. The Anandia Sublicense continues through the life of the last-to-expire patent, which is expected to be in 2035. As discussed in Note 4, Anandia was purchased by Aurora on August 8, 2018 and has become a wholly-owned subsidiary of Aurora. The Anandia Sublicense is still in effect.

Other research agreements - Further, the Company has entered into the following three agreements relating to sponsored research. Costs associated with these agreements are expensed when incurred in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia conducted research on behalf of the Company relating to the hemp/cannabis plant. During the three months ended March 31, 2019 and 2018, expenses related to the Agreement amounted to $0 and $130,850, respectively. Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third-party, then the Company and Anandia will share equally in such sublicensing consideration. As discussed in Note 4, Anandia was purchased by Aurora Cannabis Inc. on August 8, 2018 and has become a wholly-owned subsidiary of Aurora Cannabis Inc. The Agreement is still currently in effect.

The Company had an R&D agreement with the University of Virginia (“UVA”) relating to nicotine biosynthesis in tobacco plants. The extended term of the R&D agreement with UVA expired on October 31, 2016. In December 2016, the Company entered into a new sponsored research agreement with UVA and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which the Company will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions of the United States. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s hemp plants. UVA and the Company will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant the Company exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG. During the three months ended March 31, 2019 and 2018, expenses related to the agreements amounted to $74,534 and $103,967, respectively.

On May 1, 2018, the Company entered into a University Growing and Evaluation Agreement (the “Agreement”) with the University of Kentucky Research Foundation (“UKRF”) whereby UKRF will provide the Company with services relating to growing certain tobacco breeding lines of the Company. Under the Agreement, the Company is obligated to pay $75,000 to UKRF in three installments of $25,000 each through January 31, 2019. During the three months ended March 31, 2019 and 2018, expenses related to the Agreement amounted to $25,000 and $0, respectively.

On February 1, 2019, the Company entered into a Master Collaboration and Research Agreement (the “Agreement”) with a Natural Good Medicines, LLC (“NGM”), the owners of certain hemp and cannabis plant lines (the “NGM Material”). The Agreement calls for NGM to cultivate, grow and process a certain amount of the NGM Material with the financial support of the Company. NGM has granted the Company certain exclusive rights to the hemp and cannabis plant lines of NGM. Additionally, three (3) years from the effective date of the Agreement, NGM and the Company will mutually share in the proceeds from the sale of non-propagating parts of the NGM Material. The Company’s total financial commitment under the Agreement is $403,000 which has been included in Research and development expenses on the Company’s Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2019.

Modified Risk Tobacco Product Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Brand A Very Low Nicotine Content (“VLNC”) cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three months ended March 31, 2019 and 2018, the Company incurred expenses relating to these contracts in the approximate amount of $1,211,000 and $1,296,000, respectively. Future financial commitments under these contracts are estimated to amount to approximately an additional $400,000 and are expected to be completed over the next three months.

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

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409. The Complaint filing alleges that Plaintiff Mr. Bull purchased 3,000 shares of the Company’s common stock from September 14, 2016 to October 15, 2018, at share prices between $0.91 and $2.57 per share, and that on September 24, 2018, he sold 419 shares for a profit at $2.88 per share. Mr. Bull sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. The Complaint has not yet been served on the Company, Mr. Sicignano or Mr. Brodfuehrer and, therefore, the Company and Messrs. Sicignano and Brodfuehrer have not yet filed responses. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553. The Complaint filing alleges that the Plaintiff Mr. Fitch purchased 3,300 shares of the Company’s common stock on October 11, 2017 at $3.04 per share. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs.

On March 25, 2019, Plaintiffs’ counsel in the Fitch litigation filed a motion: (1) substituting Joseph Noto, Garden State Tire Corp, and Stephens Johnson for Mr. Fitch as purportedly representative plaintiffs, (2) moving to consolidate the litigation with the Bull litigation, and (3) seeking to be appointed as lead counsel in the consolidated action. Plaintiffs’ counsel in the Bull litigation filed and then withdrew a comparable motion seeking to consolidate the cases and be appointed as lead counsel. The motion in the Fitch litigation remains pending.

Neither the Company nor Messrs. Sicignano or Brodfuehrer have been served with the Complaint or proposed Amended Complaint in this case. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. Once served with the Amended Complaint, we intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 11, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed and transferred the stayed action to the Western District of New York.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 12, 2019, the parties jointly filed a Stipulated Notice of Removal in United States District Court for the Western District of New York. On the same date, the parties also filed a joint stipulation staying the litigation. On April 23, 2019, the parties jointly filed an Amended Stipulated Notice of Removal in the Western District of New York.

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer. On February 28, 2019, the Board appointed a Special Committee of independent directors and instructed the Committee to assess whether pursuing the claims detailed in the demand letter would be in the best interests of the Company.

NOTE 9. - (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three-month periods ended March 31, 2019 and 2018, respectively:

	March 31, 2019	March 31, 2018

Net (loss) income attributed to common shareholders	$(2,072,713)	$1,386,488

Denominator for basic (loss) income per share-weighted average shares outstanding	124,644,721	124,019,946

Effect of dilutive securities:
Warrants and options outstanding	-	20,144,492

Denominator for diluted (loss) income per common share-weighted average shares adjusted for dilutive securities	124,644,721	144,164,438

Net (loss) income per common share - basic	$(0.02)	$0.01
Net (loss) income per common share - diluted	$(0.02)	$0.01

Dilutive securities outstanding at March 31, 2019 and 2018, respectively, are presented below. Securities outstanding at March 31, 2019 were excluded from the computation of income (loss) per share because they would have been anti-dilutive.

	March 31, 2019	March 31, 2018
Warrants	11,293,211	11,387,932
Options	8,627,582	8,756,560
	19,920,793	20,144,492

NOTE 10. – EQUITY BASED COMPENSATION

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares to be reserved for issuance thereunder. On April 29, 2017, the stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 10,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the OIP and the number of shares of common stock to underlie each such award under the OIP. As of March 31, 2019, the Company had available 975,115 shares remaining for future awards under the OIP.

During the three months ended March 31, 2019, the Company issued awards for restricted stock units from the OIP for 633,000 shares to eligible individuals, with such restricted stock unit awards having vesting periods ranging from one to three years. During the three months ended March 31, 2018, the Company issued stock option awards from the OIP for 1,131,841 shares to eligible individuals, with such stock option awards having vesting periods ranging from one to three years. All restricted stock units are valued based on the stock price of the Company’s common stock on the date of the award and all stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the three months ended March 31, 2019 and 2018, the Company recorded compensation expense related to stock option awards granted under the OIP of $448,905 and $563,876, respectively.

As of March 31, 2019, unrecognized compensation expense related to non-vested stock options amounted to approximately $4,134,000, which is expected to be recognized as follows: approximately $1,312,000, $1,125,000, $470,000 and $62,000 during 2019, 2020, 2021 and 2022, respectively. Approximately $1,165,000 of the unrecognized compensation expense relates to previously issued stock options, with the vesting of such stock options being based on the achievement of a certain milestones.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the three months ended March 31, 2019 and 2018:

	2019	2018
Risk-free interest rate (weighted average)	n/a	2.67%
Expected dividend yield	n/a	0%
Expected stock price volatility	n/a	90%
Expected life of options (weighted average)	n/a	5.45 years

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

A summary of all stock option activity since December 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	8,156,691	$1.28
Granted in 2018	1,631,841	$2.64
Exercised in 2018	(612,259)	$0.87
Expired / cancelled in 2018	(504,191)	$1.71
Outstanding at December 31, 2018	8,672,082	$1.54
Exercised in Q1 2019	(35,000)	$0.95
Forfeited in Q1 2019	(9,500)	$2.76
Outstanding at March 31, 2019	8,627,582	$1.54	5.5 years	$3,703,254

Exercisable at March 31, 2019	6,050,841	$1.48	4.5 years	$2,724,825

The weighted average grant date fair value of stock options issued during the three months ended March 31, 2018 was $1.82. There were no stock options issued during the three months ended March 31, 2019. The total fair value of options that vested during the three months ended March 31, 2019 and 2018 amounted to $1,188,374 and $235,715, respectively. There were 35,000 options exercised on a cashless basis during the three months ended March 31, 2019 resulting in the issuance of 17,407 shares of the Company’s common stock. There were 327,781 options exercised on a cash and cashless basis during the three months ended March 31, 2018 resulting in the issuance of 315,540 shares of the Company’s common stock and provided proceeds to the Company of $217,500 from such stock option exercises.

NOTE 11. – SUBSEQUENT EVENTS

On April 3, 2019, the Company entered into a Framework Collaborative Research Agreement (the “Agreement”) with KeyGene N.V. (“KeyGene”) under which KeyGene has agreed to work exclusively with the Company with respect to the Cannabis Sativa L. plant and all uses thereof (the “Field”) for an initial term of five (5) years and an option for an additional two (2) years in consideration of the Company paying KeyGene an aggregate of Six Million United States Dollars ($6,000,000) over the initial term of the Agreement, with a portion of such amount being contingent on KeyGene achieving certain milestone deliverables for the Company. The Company will exclusively own all results and all intellectual property relating to the results from this collaboration with KeyGene (“Results”). The Company will pay royalties in varying amounts to KeyGene relating to the Company’s commercialization in the Field of certain Results. The Company has granted KeyGene a license to commercialize the Results outside of the Field and KeyGene will pay royalties in varying amounts to the Company relating to KeyGene’s commercialization outside of the Field of the Results. The Agreement also includes customary termination provisions for both KeyGene and the Company as well as representations, warranties, and covenants by the parties that are customary for a transaction of this nature.

On May 3, 2019, the Company’s stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to monetize our intellectual property portfolio; our ability to achieve profitability; our ability to manage our growth effectively; the lack of implementation of the plan by the FDA to regulate nicotine content in cigarettes; our ability to obtain FDA clearance for our Modified Risk Tobacco Product ; our ability to gain market acceptance for our products; our ability to prevail in litigation; and our ability to maintain our rights to our intellectual property licenses. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a plant biotechnology company focused on (i) developing reduced risk tobacco cigarettes and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding, and (ii) research and development of unique hemp/cannabis plants through genetic engineering and plant breeding to alter levels of cannabinoids to be used for potential new medicines and to improve other agronomic traits for improved agricultural applications. We have an extensive intellectual property portfolio of issued patents and patent applications relating to the tobacco and hemp/cannabis plants. Our management team is focused on monetizing our intellectual property portfolio; facilitating the timely implementation of the plan by the U.S. Food and Drug Administration (“FDA”) to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine; working to obtain a reduced exposure marketing authorization from the FDA for our Modified Risk Tobacco Product (“MRTP”) application to the FDA for our BRAND A Very Low Nicotine Content (“VLNC”) cigarettes to be marketed in the United States under the proposed brand name of “VLNTM” cigarettes as containing 95% less nicotine than conventional tobacco cigarettes, and other related claims as may be approved by the FDA; seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos; establishing international strategic partnerships to sell and distribute our proprietary tobacco and products; and developing and commercializing unique plant varieties of hemp for important new medicines and agricultural crops.

In tobacco, we have developed proprietary VLNC tobacco that grows with at least 95% less nicotine than conventional cigarette tobacco. We collectively refer to all of our various types of VLNC tobacco under the Company’s trademark name: VLNTM tobacco, which is also the proposed brand name of the product that is the subject of our MRTP application with the FDA. In the year 2011, 22nd Century developed its SPECTRUM® research cigarettes in collaboration with independent researchers and officials from the FDA, the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention (“CDC”). Since 2011, we have produced more than 28 million SPECTRUM® research cigarettes containing our proprietary VLNTM tobaccos for use in independent clinical studies sponsored by agencies of the U.S federal government. The main SPECTRUM® product line consists of a series of cigarette styles that vary nicotine yields over a range – from very low (97% less nicotine than tobacco contained in conventional cigarette brands) to relatively high nicotine yields. SPECTRUM® features 24 styles, in both regular and menthol versions, with 8 different levels of nicotine. To date, agencies of the United States federal government have invested more than $125 million in independent clinical studies using our SPECTRUM® research cigarettes. The results of these studies, as published in peer-reviewed publications (including but not limited to the New England Journal of Medicine, the Journal of the American Medical Association, and many others), show that our proprietary VLNC cigarettes containing our unique VLNTM tobacco are associated with: (1) reduced smoking, (2) lower nicotine exposure, (3) increased quit attempts, and (4) lessened nicotine dependence, all with minimal evidence of nicotine withdrawal symptoms, compensatory smoking, or serious adverse events. A list of completed and published clinical studies using cigarettes made with 22nd Century’s VLNTM tobacco is shown on the Company’s website at http://www.xxiicentury.com/published-clinical-studies/.

A list of on-going clinical studies using 22nd Century’s SPECTRUM® research cigarettes is shown on the Company’s website at http://www.xxiicentury.com/on-going-clinical-studies/. The numerous independent clinical studies on VLNC cigarettes provides the scientific foundation for the FDA’s announcement on July 28, 2017 that the FDA plans to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. On March 19, 2018, the FDA publicly announced its Advance Notice of Proposed Rulemaking (“ANPRM”) to solicit public comments on the FDA’s plan to enact a new nicotine reduction rule. On July 16, 2018, we publicly submitted to the FDA our formal written response to the ANPRM in which we described how (i) the FDA’s proposed new rule is supported by rigorous independent, published science, (ii) the FDA’s stated goal to render cigarettes minimally or non-addictive is immediately feasible as evidenced by our production and delivery of more than 28 million VLNC research cigarettes since the year 2011, and (iii) the FDA’s proposed new rule is exceedingly practical and urgently needed in the interests of public health. After we obtain all necessary regulatory approvals, we plan to offer our proprietary VLNC cigarettes for domestic sale, for international sale, and for licensing by third parties.

In hemp/cannabis, we are developing proprietary hemp strains for important new medicines and agricultural crops. Our current activities in the United States involve only work with legal hemp in full compliance with U.S. federal and state laws. The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp has not more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”). The 2018 federal Farm Bill legalized hemp and cannabinoids extracted from hemp in the U.S., but such extracts remain subject to state laws and the regulation by other U.S. federal agencies, such as the FDA and the U.S. Department of Agriculture (“USDA”). The same plant, with a higher THC content, is cannabis/marijuana, which is legal under certain state laws, but which is currently not legal under U.S. federal law. We work only with legal hemp in full compliance with federal and local laws. We have developed hemp plants with agronomically desirable traits for commercial uses and/or unique cannabinoid levels for possible extraction purposes. We believe that we have many types of superior and unique hemp plant varieties, including (i) hemp plants with low to no amounts of THC and other desirable agronomic traits for the legal hemp industry and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets. In the United States, we are working with the University of Virginia (“UVA”) to (i) create unique industrial hemp plants with guaranteed levels of THC below 0.3%, which is the legal limit that defines hemp for optimal growth in Virginia, (ii) optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions of the United States, and (iii) utilize high-value medical cannabinoid hemp varieties and specialized cannabinoid extraction processes for use in human therapeutics. We have also obtained a license in the State of New York to research and grow hemp in that state. In Canada, we previously conducted sponsored research on the hemp plant with Anandia Laboratories in Vancouver, British Columbia, in full compliance with Canadian regulations. In Europe, we will be working with KeyGene NV, global leader in plant research involving high-value genetic traits and increased crop yields, in an exclusive, worldwide collaboration that will focus on developing hemp/cannabis plants with exceptional cannabinoid profiles and other superior agronomic traits for medical, therapeutic and agricultural uses, among many other applications.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Information on our website is not incorporated by reference into this Form 10-Q.

Strategic Objectives

Our strategic objectives include the following:

•	Facilitating the implementation of the plan announced by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine;

•

Continuing to work with the FDA on our Modified Risk Tobacco Product application that we have submitted to the FDA to obtain a reduced exposure marketing authorization for our BRAND A Very Low Nicotine Content (“VLNC”) cigarettes to be marketed in the United States under the proposed brand name of “VLNTM” as containing 95% less nicotine than conventional tobacco cigarettes, and other related claims as may be approved by the FDA;

•	Seeking licensing agreements for our VLNC tobacco technology and/or our VLNC proprietary tobaccos;

•	Continuing to produce SPECTRUM® research cigarettes for the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), for use in independent clinical studies;

•	Continuing to research and develop other novel tobacco plant varieties;

•	Continuing to explore opportunities outside of the United States for the use of our VLNC tobacco in potential over-the-counter cigarettes, such as BRAND A, or in a potential prescription-based, smoking cessation aid, such as X-22, in foreign countries that may desire such products;

•

Continuing to expand our legal hemp/cannabis activities and development of unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry, and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets;

•	Continuing to explore opportunities outside of the United States for the sale of our branded proprietary tobacco products; and

•	Continuing to grow our contract manufacturing business for third-party branded tobacco products.

For the first quarter of 2019, our accomplishments and notable events include:

On March 27, 2019, we announced the results of a recently completed, Company-sponsored study involving our Very Low Nicotine Content (“VLNC”) cigarettes, with the results of such study indicating that subjects using our VLNC product had 97% less nicotine in their blood as compared to their blood-nicotine levels after use of their usual brand of highly addictive commercial cigarettes. In contrast, when the study subjects used nicotine gum, which is a common nicotine replacement therapy, the users’ nicotine level in their blood was only 69% less than when they used their usual brand of cigarettes. The study results also showed that the users’ cravings for cigarettes and urge to smoke were significantly reduced when using our VLNC product. Overall, the results of this study suggest that (i) VLNC cigarettes have a lower potential for abuse than conventional cigarettes, and (ii) VLNC cigarettes have a potential for abuse that may be comparable to using nicotine gum. We included this study and its results in our Modified Risk Tobacco Product (“MRTP”) application submitted to the U.S. Food and Drug Administration (“FDA”) for our VLNC cigarettes under the proposed brand name VLN™. Our MRTP application seeks the FDA’s authorization to advertise that VLN™ cigarettes contain 95% less nicotine as compared to the 100 top-selling cigarette brands in the United States.

Subsequent to the close of the first quarter of 2019, we also announced:

On April 9, 2019, we announced that we had entered into a worldwide strategic research and development agreement with KeyGene NV, a global leader in plant research involving high-value genetic traits and increased crop yields. This exclusive, worldwide collaboration will focus on the development of hemp/cannabis plants with exceptional cannabinoid profiles for medical and therapeutic use, among other applications and other improved agronomic traits for commercial crop applications for agricultural uses. The KeyGene collaboration provides us with access to a unique suite of crop innovation platforms, including genomics, molecular genetics, trait discovery and breeding technologies. Under the agreement, we will hold exclusive worldwide rights to all hemp/cannabis plant lines, intellectual property on metabolic traits, and research results that are developed through the partnership. We announced that the focus of the collaboration will specifically include the following:

(i) Creating a genetic database which utilizes the results of genomic analyses of several hundred existing, exceptional hemp/cannabis plant lines for use in the acceleration of our development and licensing of uniquely characterized and improved hemp/cannabis plants;

(ii) Enhancing genetic variation to empower our development of new and significantly improved varieties of hemp/cannabis plant lines and varieties with highly desirable cannabinoid profiles optimized for medicinal or therapeutic applications;

(iii) Creating a proprietary and industry-leading high-resolution “molecular genetic map” of the entire cannabis plant genome to facilitate rapid, cost-effective breeding of innovative varieties of hemp/cannabis plants with distinctive agronomic traits;

(iv) Analyzing the genomic sequences of multiple species of the hemp/cannabis plant and identifying shared genetic markers, allowing us to develop improved commercial hemp/cannabis plant lines more rapidly than through conventional plant breeding approaches; and

(v) Initiating the rapid-cycle generation of hemp/cannabis plant lines with distinctive cannabinoid and terpene profiles to create elite lines.

On April 17, 2019, we announced the hiring of John Pritchard as our new Vice President of Regulatory Science. Mr. Pritchard was formerly the Head of Regulatory Science for Imperial Brands, U.K., one of the largest tobacco companies in the world. Over the course of his 12 years with Imperial Brands, Mr. Pritchard served in key management roles in product stewardship, compliance, research, and regulatory departments. As the head of Imperial Brand’s scientific regulatory engagement team, Mr. Pritchard led Imperial Brand’s technical regulatory strategy and external scientific engagement on global product regulation. Mr. Pritchard has also held other scientific and regulatory posts in the private and public sector, including roles with Charles River, a leading global contract research organization, and with the U.K. Health Protection Agency (now, Public Health England). Mr. Pritchard received a Master of Science Degree in Toxicology from the University of Birmingham, England and his Bachelor of Science Degree in Pharmacology from the University of Aberdeen, Scotland. With work cited by the U.S. Surgeon General, the World Health Organization, and Public Health England, Mr. Pritchard has considerable experience in the fields of tobacco harm reduction and next generation tobacco products. Mr. Pritchard will lead and oversee our global regulatory and compliance activities and he will engage with the FDA in support of our MRTP application for VLN™ cigarettes. In addition, Mr. Pritchard will work in support of the planned rule by the FDA to require the reduction of the nicotine content of all cigarettes sold in the U.S. to “minimally or non-addictive levels.” Mr. Pritchard will also lead our initiatives with foreign governments that are interested in 22nd Century’s proprietary VLNC tobacco for use in their countries.

On April 30, 2019, we announced that the FDA conducted a comprehensive inspection of our manufacturing facility in North Carolina as a part of the FDA’s review of our Pre-Market Tobacco (PMT) application for our VLNC cigarettes under the proposed brand name VLN™, in which application we seek the FDA’s authorization to commercialize VLN™ brand cigarettes and to communicate to consumers that VLN™ cigarettes contain at least 95% less nicotine as compared to the 100 leading cigarette brands in the United States.  The FDA’s inspection was part of the third phase of the FDA’s four phase review process for the PMT application.  The FDA’s stated goal for the inspection was “to verify the information and data contained in the [PMT] application.”  As such, the FDA inspectors witnessed production of our proprietary VLN™ cigarettes and the FDA inspectors reviewed our raw material receiving and storage procedures, quality control processes, manufacturing equipment and systems, tobacco processing methods, and finished-products analyses procedures.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue - Sale of products, net

In the three months ended March 31, 2019, we realized net sales revenue from the sale of products in the amount of $6,293,648, an increase of $177,609, or 2.9%, from net sales revenue of $6,116,039 for the three months ended March 31, 2018. The increase in net sales revenue for the first quarter of 2019 was primarily the result of an increase in the sale of contract manufactured filtered cigars of approximately $294,000, and a net increase in other miscellaneous sales activities of approximately $16,000, partially offset by a decrease in the sales of contract manufactured cigarettes of $132,000, as compared to the first quarter of 2018.

Cost of goods sold - Products / Gross profit (loss)

During the three months ended March 31, 2019, cost of goods sold were $6,396,558, or 101.6%, of net sales revenue, resulting in a gross loss on sales of products in the amount of $102,910. During the three months ended March 31, 2018, cost of goods sold were $6,044,461, or 98.8%, of net sales revenue, resulting in a gross profit on sales of products in the amount of $71,578. The negative change from a gross profit for the three months ended March 31, 2018 to a gross loss for the three months ended March 31, 2019 was primarily the result of additional expenses recorded to the cost of goods sold during the first quarter of 2019, as compared to the first quarter of 2018. The additional expenses consisted primarily of (1) an increase in fees due to the FDA on filtered cigars of approximately $100,000, and (2) a net increase in other manufacturing expenses charged to the cost of goods sold of approximately $60,000, relating mainly to labor and equipment maintenance costs.

Research and development expense

Research and development (“R&D”) expense was $2,451,442 in the three months ended March 31, 2019, a decrease of $65,327, or 2.6%, from $2,516,769 in the three months ended March 31, 2018. This decrease was primarily the result of a decrease in equity-based compensation expense of approximately $121,000, a decrease in payroll and related benefits of approximately $95,000, a decrease in product testing costs of approximately $48,000, a decrease in costs relating to our MRTP application with the FDA for our VLNC cigarettes of approximately $36,000, and a net decrease in various other R&D expenses of approximately $3,000, partially offset by an increase in sponsored research costs of approximately $154,000, an increase in costs related to our laboratory operations of approximately $63,000, and an increase in consulting fees of approximately $21,000.

General and administrative expense

General and administrative expense was $2,242,502 in the three months ended March 31, 2019, an increase of $210,110, or 10.3%, from $2,032,392 in the three months ended March 31, 2018. The increase was mainly due to an increase in payroll and related benefits of approximately $23,000, an increase in legal and accounting fees of approximately $135,000, an increase in business insurance costs of approximately $21,000, an increase in Board of Director related expenses of approximately $36,000, an increase in consulting and other professional services of approximately $75,000, an increase in travel related expenses of approximately $33,000, and a net increase in various other general and administrative expenses of approximately $57,000, partially offset by a decrease in expenses relating to investor relations of approximately $170,000.

Sales and marketing

During the three months ended March 31, 2019, we incurred sales and marketing expenses of $231,699, an increase of $32,590, or 16.4%, from $199,109 in the three months ended March 31, 2018. The increase in sales and marketing expenses was primarily the result of an increase in payroll and related benefit costs of approximately $20,000, an increase in equity-based compensation of approximately $14,000, and an increase in travel related expenses of approximately $9,000, partially offset by a decrease in expenses relating to advertising of approximately $10,000.

Depreciation expense

Depreciation expense for the three months ended March 31, 2019 amounted to $135,047, an increase of $10,519, or 8.5%, from $124,528 for the three months ended March 31, 2018. The increase was primarily due to depreciable acquisitions of machinery and equipment during the year ended December 31, 2018 and the three months ended March 31, 2019 in the aggregate amount of approximately $753,000, primarily consisting of equipment additions in our NASCO factory operations in North Carolina.

Amortization expense

Amortization expense for the three months ended March 31, 2019 amounted to $215,559, an increase of $48,007, or 28.7%, from $167,552 for the three months ended March 31, 2018. The amortization expense relates to amortization taken on capitalized patent costs and license fees. The increase was primarily due to amortization taken on additional patent costs incurred during the three months ended March 31, 2019 and the year ended December 31, 2018 of approximately $187,000 and $751,000, respectively, and additional amortization of approximately $35,000 taken during the first quarter of 2019 on the cost of a new licenses with NCSU and the University of Kentucky that began in the third and fourth quarters of 2018.

Unrealized gain on investment

The warrants to purchase 973,971 shares of Aurora common stock, described in Note 4 to our consolidated financial statements, are considered an equity security, and are recorded at fair value. We recorded the fair value of the stock warrants of $6,065,891 at March 31, 2019, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $2,973,533 for the three months ended March 31, 2019.

During the first quarter of 2018, we began accounting for our equity investment in Anandia in accordance with Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changes how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, we are required to measure our investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. A practicability exception is available for equity investments that do not have readily determinable fair values, however; the exception requires us to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of an equity issuance by Anandia during January of 2018 (an orderly transaction), we recorded an unrealized gain on our investment in Anandia in the amount of $6,147,088 for the three months ended March 31, 2018.

Realized (loss) gain on short-term investment securities

We maintain a short-term investment account to invest our excess cash. Investments in the short-term investment account are managed in accordance with our investment policy. We realized a (loss) gain on short-term investment securities of ($16,021) and $195 for the three months ended March 31, 2019 and 2018, respectively, resulting from the maturity of various debt instruments held in the short-term investment account.

Unrealized loss on short-term investment securities

During the three months ended March 31, 2018, the unrealized loss on short-term investment securities of $92,574 was recorded in the Other income (expense) section of our Consolidated Statements of Operations and Comprehensive Income (Loss) and was reclassified to Other comprehensive income (loss) in the second quarter of 2018.

Gain on the sale of machinery and equipment

During the three months ended March 31, 2019, we sold a piece of machinery and equipment no longer required in our factory operations in North Carolina and recorded a gain on the sale in the amount of $87,351.

Warrant liability gain, net

During July of 2018, the remaining stock warrants containing the anti-dilutive features that created the warrant liability were exercised on a cashless basis. Accordingly, there was no warrant liability gain (loss) for the first quarter of 2019 and there will be no warrant liability gain (loss) in future periods unless we issue securities containing anti-dilution features.

The warrant liability gain of $48,711 for the first quarter of 2018 was due to a decrease in the estimated fair value of the warrants during the period.

Interest income, net

Interest income, net for the three months ended March 31, 2019, was $272,243, an increase of $20,403, or 8.1%, from interest income of $251,840 for the three months ended March 31, 2018. The increase in net interest income (interest income less investment fees) was the result of additional net interest earned in our short-term investment account primarily due to higher interest rates on outstanding investments during the three months ended March 31, 2019, as compared to interest rates on outstanding investments during the three months ended March 31, 2018.

Interest expense

Interest expense was $10,660 for the three months ended March 31, 2019 and was derived from the accretion of interest on notes payable to NCSU and the University of Kentucky. We had no interest expense for the three months ended March 31, 2018.

Net (loss) income

We had a net loss for the three months ended March 31, 2019 of $2,072,713 as compared to net income of $1,386,488 in the three months ended March 31, 2018. The change from net income for the three months ended March 31, 2018 to a net loss for the three months ended March 31, 2019 amounted to a decrease of $3,459,201, or 249.5%, and was primarily the result of a decrease in the unrealized gain on investment of approximately $3,174,000, a negative change in the gross profit (loss) on product sales of approximately $174,000, and an increase in operating expenses of approximately $236,000, partially offset by a net increase in various other income (expenses) of approximately $125,000.

Other comprehensive income – unrealized gain on short-term investment securities, net

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, and U.S. treasury securities with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized gain on short-term investment securities in the amount of $146,899 and recorded a reclassification of losses to net loss in the amount of $16,021, resulting in other comprehensive income in the amount of $162,920 for the three months ended March 31, 2019.

Liquidity and Capital Resources

Working Capital

As of March 31, 2019, we had working capital of approximately $51.3 million compared to working capital of approximately $56.0 million at December 31, 2018, a decrease of approximately $4.7 million. This decrease in working capital was primarily due to a decrease in net current assets of approximately $3.7 million and an increase in net current liabilities of approximately $1.0 million. Cash, cash equivalents and short-term investment securities decreased by approximately $4.5 million and the remaining net current assets increased by approximately $0.8 million. We used approximately $4.7 million of cash in operating activities during the three months ended March 31, 2019.

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

Cash demands on operations

We had cash and cash equivalents and short-term investment securities at March 31, 2019 of $51,852,855. We believe this amount of cash and cash equivalents and short-term investment securities will be adequate to sustain normal operations and meet all current obligations as they come due for a number of years. During the three months ended March 31, 2019, we experienced an operating loss of approximately $5,379,000 (including approximately $1,211,000 in expenses relating to our MRTP application) and used cash in operations of approximately $4,682,000. Excluding discretionary expenses relating to R&D, patent and trademark costs, contract growing of our proprietary tobacco, modified risk tobacco products and certain nonrecurring expenses relating to factory capital expenses, investor relations and marketing costs, our monthly cash expenditures are approximately $950,000. In addition, we expect to incur an estimated amount of approximately an additional $400,000 in expenses relating to our MRTP application over approximately the next three months.

Net cash used in operating activities

In the three months ended March 31, 2019, $4,681,789 of cash was used in operating activities as compared to $3,143,878 of cash used in operating activities in the three months ended March 31, 2018, an increase of $1,537,911. The increase in use of cash in operations was primarily due to an increase in the cash portion of the net loss in the amount of $391,750 and an increase in cash used for working capital components related to operations in the amount of $1,146,161 for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

Net cash provided by investing activities

In the three months ended March 31, 2019, net cash provided by investing activities was $4,665,825, as compared to $4,812,088 of cash provided by investing activities during the three months ended March 31, 2018, a decrease in net cash provided by investing activities of $146,263. The decrease was primarily the result of a decrease in net cash provided from transactions relating to our short-term investment account in the amount of $386,281, partially offset by a net decrease in cash used for the acquisition of patents and trademarks and in the acquisition of machinery and equipment in the aggregate amount of $73,868, and an increase in cash provided by the sale of machinery and equipment in the amount of $166,150.

Net cash provided by financing activities

During the three months ended March 31, 2019, there was no cash provided by or used in financing activities. During the three months ended March 31, 2018, we had $217,500 of cash provided by financing activities from the exercise of various stock options.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASU 2016-02, Leases, on January 1, 2019 as more fully described in Note 3 to our Consolidated Financial Statements.

Inflation

Inflation did not have a material effect on our operating results for the three months ended March 31, 2019 and 2018, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409. The Complaint filing alleges that Plaintiff Mr. Bull purchased 3,000 shares of the Company’s common stock from September 14, 2016 to October 15, 2018, at share prices between $0.91 and $2.57 per share, and that on September 24, 2018, he sold 419 shares for a profit at $2.88 per share. Mr. Bull sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. The Complaint has not yet been served on the Company, Mr. Sicignano or Mr. Brodfuehrer and, therefore, the Company and Messrs. Sicignano and Brodfuehrer have not yet filed responses. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553. The Complaint filing alleges that the Plaintiff Mr. Fitch purchased 3,300 shares of the Company’s common stock on October 11, 2017 at $3.04 per share. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs.

On March 25, 2019, Plaintiffs’ counsel in the Fitch litigation filed a motion: (1) substituting Joseph Noto, Garden State Tire Corp, and Stephens Johnson for Mr. Fitch as purportedly representative plaintiffs, (2) moving to consolidate the litigation with the Bull litigation, and (3) seeking to be appointed as lead counsel in the consolidated action. Plaintiffs’ counsel in the Bull litigation filed and then withdrew a comparable motion seeking to consolidate the cases and be appointed as lead counsel. The motion in the Fitch litigation remains pending.

Neither the Company nor Messrs. Sicignano or Brodfuehrer have been served with the Complaint or proposed Amended Complaint in this case. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. Once served with the Amended Complaint, we intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 11, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed and transferred the stayed action to the Western District of New York.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 12, 2019, the parties jointly filed a Stipulated Notice of Removal in United States District Court for the Western District of New York. On the same date, the parties also filed a joint stipulation staying the litigation. On April 23, 2019, the parties jointly filed an Amended Stipulated Notice of Removal in the Western District of New York.

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer. On February 28, 2019, the Board appointed a Special Committee of independent directors and instructed the Committee to assess whether pursuing the claims detailed in the demand letter would be in the best interests of the Company.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1†	Framework Collaborative Research Agreement, dated as of April 3, 2019, between KeyGene N.V. and 22nd Century Group, Inc.

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain portions of the exhibit have been omitted pursuant Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company is publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 7, 2019	/s/ Henry Sicignano III
Henry Sicignano III
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 7, 2019	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

