Form 10-Q
period 2019-06-30
22nd Century Group, Inc.
filed 2019-08-07
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

As of August 7, 2019, there were 125,663,936 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2019 with Comparative Figures at December 31, 2018

	June 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$874,427	$604,925
Short-term investment securities	46,095,682	55,748,939
Accounts receivable, net	910,686	871,293
Inventory, net	2,931,655	3,043,949
Prepaid expenses and other assets	1,273,621	928,420
Total current assets	52,086,071	61,197,526

Property, plant and equipment:
Machinery and equipment, net	3,355,475	3,260,748
Operating leases right-of-use assets, net	707,729	-
	4,063,204	3,260,748

Other assets:
Intangible assets, net	9,754,964	9,751,504
Investment	4,641,946	3,092,358
Total other assets	14,396,910	12,843,862

Total assets	$70,546,185	$77,302,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$598,431	$689,148
Operating lease obligations	214,248	-
Accounts payable	2,220,853	2,574,840
Accrued expenses	4,057,594	1,826,481
Deferred income	90,040	83,075
Total current liabilities	7,181,166	5,173,544

Long-term liabilities:
Notes payable	559,485	848,217
Operating lease obligations	493,481	-
Total liabilities	8,234,132	6,021,761

Commitments and contingencies (Note 8)	-	-

Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
124,673,936 common shares (124,642,593 at December 31, 2018)	1,247	1,246
Capital in excess of par value	171,357,905	170,392,249
Accumulated other comprehensive income	201,779	21,363
Accumulated deficit	(109,248,878)	(99,134,483)
Total shareholders' equity	62,312,053	71,280,375

Total liabilities and shareholders' equity	$70,546,185	$77,302,136

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three Months Ended June 30,
(unaudited)

	2019	2018
Revenue:
Sale of products, net	$5,814,979	$6,914,913

Cost of goods sold (exclusive of depreciation shown separately below):
Products	5,901,279	6,753,199

Gross (loss) profit	(86,300)	161,714

Operating expenses:
Research and development (including equity-based compensation of $70,605 and $1,344,317, respectively)	1,986,608	4,781,407
General and administrative (including equity-based compensation of $386,867 and $291,599, respectively)	2,373,693	1,914,971
Sales and marketing costs (including equity-based compensation of $59,280 and $46,312, respectively)	212,190	203,629
Depreciation	147,255	131,294
Amortization	222,793	170,925
	4,942,539	7,202,226

Operating loss	(5,028,839)	(7,040,512)

Other income (expense):
Unrealized (loss) gain on investment	(1,423,945)	92,574
Realized gain (loss) on short-term investment securities	71,914	(42,384)
Litigation expense	(1,890,900)	-
Interest income, net	243,183	251,670
Interest expense	(13,095)	-
	(3,012,843)	301,860

Loss before income taxes	(8,041,682)	(6,738,652)

Income taxes	-	-

Net loss	$(8,041,682)	$(6,738,652)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investment securities	89,410	(70,568)
Reclassification of (gains) losses to net loss	(71,914)	42,384
	17,496	(28,184)

Comprehensive loss	$(8,024,186)	$(6,766,836)

Net loss per common share - basic and diluted	$(0.06)	$(0.05)
Common shares used in basic and diluted net loss per share calculation	124,661,991	124,311,087

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Six Months Ended June 30,
(unaudited)

	2019	2018
Revenue:
Sale of products, net	$12,108,627	$13,030,952

Cost of goods sold (exclusive of depreciation shown separately below):
Products	12,297,837	12,797,660

Gross (loss) profit	(189,210)	233,292

Operating expenses:
Research and development (including equity-based compensation of $170,274 and $1,564,730, respectively)	4,438,050	7,298,176
General and administrative (including equity-based compensation of $686,397 and $599,087, respectively)	4,616,195	3,947,363
Sales and marketing costs (including equity-based compensation of $108,985 and $82,287, respectively)	443,890	402,738
Depreciation	282,301	255,822
Amortization	438,352	338,477
	10,218,788	12,242,576

Operating loss	(10,407,998)	(12,009,284)

Other income (expense):
Unrealized gain on investment	1,549,588	6,147,088
Realized gain (loss) on short-term investment securities	55,893	(42,189)
Litigation expense	(1,890,900)	-
Gain on the sale of machinery and equipment	87,351	-
Warrant liability gain - net	-	48,711
Interest income, net	515,426	503,510
Interest expense	(23,755)	-
	293,603	6,657,120

Loss before income taxes	(10,114,395)	(5,352,164)

Income taxes	-	-

Net loss	$(10,114,395)	$(5,352,164)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investment securities	236,309	(70,373)
Reclassification of (gains) losses to net loss	(55,893)	42,189
	180,416	(28,184)

Comprehensive loss	$(9,933,979)	$(5,380,348)

Net loss per common share - basic and diluted	$(0.08)	$(0.04)
Common shares used in basic and diluted net loss per share calculation	124,653,403	124,166,321

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Three and Six Months Ended June 30, 2019
				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2018	124,642,593	$1,246	$170,392,249	$21,363	$(99,134,483)	$71,280,375

Stock issued in connection with option exercises	17,407	1	(1)	-	-	-

Equity-based compensation	-	-	448,905	-	-	448,905

Unrealized gain on short-term investment securities	-	-	-	146,899	-	146,899

Reclassification of losses to net loss	-	-	-	16,021	-	16,021

Net loss	-	-	-		(2,072,713)	(2,072,713)

Balance at March 31, 2019	124,660,000	$1,247	$170,841,153	$184,283	$(101,207,196)	$69,819,487

Stock issued in connection with option exercises	13,936	-	-	-	-	-

Equity-based compensation	-	-	516,752	-	-	516,752

Unrealized gain on short-term investment securities	-	-	-	89,410	-	89,410

Reclassification of gains to net loss	-	-	-	(71,914)	-	(71,914)

Net loss	-	-	-	-	(8,041,682)	(8,041,682)

Balance at June 30, 2019	124,673,936	1,247	171,357,905	201,779	(109,248,878)	$62,312,053

	Three and Six Months Ended June 30, 2018
				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Loss	Deficit	Equity
Balance at December 31, 2017	123,569,367	$1,236	$166,592,536	$-	$(91,167,572)	$75,426,200

Stock issued in connection with warrant exercises	426,180	4	(4)	-	-	-

Stock issued in connection with option exercises	315,540	3	217,497	-	-	217,500

Equity-based compensation	-	-	563,876	-	-	563,876

Net income	-	-	-	-	1,386,488	1,386,488

Balance at March 31, 2018	124,311,087	$1,243	$167,373,905	$-	$(89,781,084)	$77,594,064

Equity-based compensation	-	-	1,682,228	-	-	1,682,228

Unrealized loss on short-term investment securities	-	-	-	(70,373)	-	(70,373)

Reclassification of losses to net loss	-	-	-	42,189	-	42,189

Net loss	-	-	-		(6,738,652)	(6,738,652)

Balance at June 30, 2018	124,311,087	$1,243	$169,056,133	$(28,184)	$(96,519,736)	$72,509,456

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30,
(unaudited)

	2019	2018
Cash flows from operating activities:
Net loss	$(10,114,395)	$(5,352,164)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	601,560	545,288
Amortization of license fees	119,094	49,011
Lease expense	106,546	-
Unrealized gain on investment	(1,549,588)	(6,147,088)
Realized (gain) loss on short-term investment securities	(55,893)	42,189
Litigation expense	1,890,900
Gain on the sale of machinery and equipment	(87,351)	-
Warrant liability gain - net	-	(48,711)
Accretion of interest on notes payable	20,552	-
Equity-based compensation	965,656	2,246,104
Decrease in inventory reserves	-	(35,000)
(Increase) decrease in assets:
Accounts receivable	(39,393)	(326,028)
Inventory	112,294	374,570
Prepaid expenses and other assets	(345,201)	(574,745)
Increase (decrease) in liabilities:
Operating lease obligations	(106,546)	-
Accounts payable	(610,226)	681,026
Accrued expenses	340,213	(66,860)
Deferred income	6,965	221,622
Net cash used in operating activities	(8,744,813)	(8,390,786)
Cash flows from investing activities:
Acquisition of patents and trademarks	(243,651)	(137,761)
Acquisition of machinery and equipment	(397,750)	(299,227)
Proceeds from the sale of machinery and equipment	166,150	-
Sales and maturities of short-term investment securities	18,286,955	42,183,538
Purchase of short-term investment securities	(8,397,389)	(33,359,410)
Net cash provided by investing activities	9,414,315	8,387,140
Cash flows from financing activities:
Payment on note payable	(400,000)	(500,000)
Proceeds from exercise of stock options	-	217,500
Net cash used in financing activities	(400,000)	(282,500)
Net increase (decrease) in cash and cash equivalents	269,502	(286,146)
Cash and cash equivalents - beginning of period	604,925	3,659,534
Cash and cash equivalents - end of period	$874,427	$3,373,388

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$3,203	$-
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Patent and trademark additions included in accounts payable	$198,161	$230,381
Machinery and equipment additions included in accounts payable	$58,077	$57,710
Right-of-use assets and corresponding operating lease obligations	$814,275	$-
License acquired with note payable	$-	$1,175,226
Litigation expense in accrued expenses	$1,890,900	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

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

Operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Nature of Business - 22nd Century Ltd is a plant biotechnology company specializing in technology that allows (i) for the level of nicotine and other nicotinic alkaloids in tobacco plants to be decreased through genetic engineering and plant breeding and (ii) the levels of cannabinoids in hemp plants to be decreased or increased through genetic engineering and plant breeding. Goodrich Tobacco and Heracles Pharma are business units for the Company’s (i) potential modified risk tobacco products and (ii) potential smoking cessation product, respectively. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s tobacco products manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group and was incorporated to facilitate the original investment in Anandia Laboratories, Inc., more fully described in Note 4, and performs research and development related to the Company’s hemp business.

Reclassifications - Certain items in the 2018 financial statements have been reclassified to conform to the 2019 classification.

Preferred stock authorized - The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock. No preferred shares have been issued.

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

Cash and cash equivalents - The Company considers all highly liquid investments with maturities of three months or less at the date of acquisition to be cash equivalents. However, the Company has elected to classify money market mutual funds related to its short-term investment portfolio as short-term investment securities. Cash and cash equivalents are stated at cost, which approximates fair value.

Short-term investment securities - The Company’s short-term investment securities are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, and commercial paper with maturities greater than three months at the time of acquisition. The Company’s short-term investment securities are carried at fair value within current assets on the Company’s Consolidated Balance Sheets. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. The Company’s investment policy states that all investment securities must have a maximum maturity of twenty-four (24) months or less and the maximum weighted maturity of the investment securities must not exceed twelve (12) months. All of the Company’s short-term investment securities are fixed-income debt instruments, and accordingly, all unrealized gains and losses incurred on the short-term investment securities (the adjustment to fair value) are recorded in other comprehensive income or loss on the Company’s Consolidated Statements of Operations and Comprehensive Loss. Realized gains and losses on short-term investment securities are recorded in the other income (expense) portion of the Company’s Consolidated Statements of Operations and Comprehensive Loss. Interest is recorded on the accrual basis and presented net of investment related fees in interest income.

Accounts receivable - The Company periodically reviews aged account balances for collectability. The Company established an allowance for doubtful accounts of $0 at both June 30, 2019 and December 31, 2018.

Inventory - Inventories are valued at the lower of cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Inventory - tobacco leaf	$1,610,499	$1,556,581
Inventory - finished goods
Cigarettes and filtered cigars	138,456	156,702
Inventory - raw materials
Cigarette and filtered cigar components	1,282,700	1,430,666
	3,031,655	3,143,949
Less: inventory reserve	100,000	100,000

	$2,931,655	$3,043,949

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

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the granted patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2019 to 2036. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates are expected to range from 2019 through 2036. The Company believes costs associated with becoming a signatory to the MSA and acquiring a predicate cigarette brand have an indefinite life and as such, no amortization is taken. Total intangible assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Intangible assets, net
Patent and trademark costs	$7,578,586	$7,136,774
Less: accumulated amortization	3,513,823	3,194,565
Patent and trademark costs, net	4,064,763	3,942,209

License fees, net (see Note 8)	3,776,426	3,776,426
Less: accumulated amortization	588,225	469,131
License fees, net	3,188,201	3,307,295

MSA signatory costs	2,202,000	2,202,000

License fee for predicate cigarette brand	300,000	300,000

	$9,754,964	$9,751,504

Amortization expense relating to the above intangible assets for the three and six months ended June 30, 2019 amounted to $222,793 and $438,352, respectively ($170,925 and $338,477 for the three and six months ended June 30, 2018, respectively).

The estimated annual average amortization expense for the next five years is approximately $480,000 for patent costs and $238,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There was no impairment loss recorded during the six months ended June 30, 2019 and 2018, respectively.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating losses and credit carryforwards.

As a result of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of June 30, 2019 and December 31, 2018. Additionally, because the Company has a full valuation allowance offsetting its deferred tax assets and as a result has an effective tax rate of zero, the Company has elected to present other comprehensive income items relating to net unrealized gains on short-term investment securities gross and not net of taxes.

The Company’s federal and state tax returns for the years ended December 31, 2015 through December 31, 2017 are currently open to audit under the statutes of limitations. There were no pending audits as of June 30, 2019.

Stock Based Compensation - The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, restricted stock units or options to purchase common shares of the Company. Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. For accounting purposes, the shares will be considered issued and outstanding upon vesting or risks of forfeiture expiring.

Revenue Recognition - On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers and all related amendments (the “new revenue standard”) for all contracts using the modified retrospective method. Under the modified retrospective method, the Company was required to record a cumulative-effect adjustment to the opening balance of retained earnings on January 1, 2018. The Company determined that the adoption of the new revenue standard did not require a cumulative-effect adjustment.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. The manufacturing process is completed daily and, therefore, there were no performance obligations partially satisfied at June 30, 2019. For the contract where the performance obligation is satisfied at a point in time, the Company recognizes revenue when the product is transferred to the customer. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at June 30, 2019 and December 31, 2018.

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

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition. For the three and six months ended June 30, 2019, net sales revenue from products transferred over time amounted to approximately $3,441,000 and $7,656,000, respectively, and net sales revenue from products transferred at a point in time amounted to approximately $2,374,000 and $4,453,000, respectively.

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

Advertising - The Company expenses advertising costs as incurred. Advertising expense was approximately $5,000 and $10,000 for the three and six months ended June 30, 2019, respectively ($4,000 and $16,000 for the three and six months ended June 30, 2018, respectively).

(Loss) Income Per Common Share - Basic (loss) income per common share is computed using the weighted-average number of common shares outstanding. Diluted (loss) income per share is computed assuming conversion of all potentially dilutive securities. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term investment securities, accounts receivable, investment (stock warrants), accounts payable, accrued expenses, and notes payable. Other than for cash equivalents, short-term investment securities, and investment (stock warrants), fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of cash equivalents, short-term investment securities, and investment (stock warrants) are discussed in Note 5.

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

NOTE 2. - MACHINERY AND EQUIPMENT

Machinery and equipment at June 30, 2019 and December 31, 2018 consisted of the following:

	Useful Life	June 30, 2019	December 31, 2018
Cigarette manufacturing equipment	3 - 10 years	$4,825,293	$4,608,267
Office furniture, fixtures and equipment	5 years	150,349	135,909
Laboratory equipment	5 years	122,780	104,709
Leasehold improvements	6 years	233,569	169,362
		5,331,991	5,018,247
Less: accumulated depreciation		1,976,516	1,757,499
Machinery and equipment, net		$3,355,475	$3,260,748

Depreciation expense was $147,255 and $282,301 for the three and six months ended June 30, 2019, respectively ($131,294 and $255,822 for the three and six months ended June 30, 2018, respectively).

NOTE 3. - RIGHT-OF-USE ASSETS, LEASE OBLIGATIONS, AND OTHER LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Subtopic ASC 842, Leases (the “new guidance”). Under the new guidance, the Company was required to evaluate its leases and record a Right-of-use (“ROU”) asset and a corresponding lease obligation for leases that qualified as either finance or operating leases. Prior to the adoption of the new guidance, the Company had various operating leases for real estate. The Company elected to use the practical expedient which allowed the Company to carry forward the historical lease classifications of the existing leases. The Company determined that its leases contained (1) no variable lease expenses, (2) no termination options, (3) no residual lease guarantees, and (4) no material restrictions or covenants. The new guidance calls for the lease obligations to be recorded at the present value of the remaining lease payments under the leases and the ROU assets are recorded as the sum of the present value of the lease obligations plus any initial direct costs minus lease incentives plus prepaid lease payments. All remaining renewal options have been included in the computation of the ROU assets and lease obligations. The present value of the remaining lease payments was computed using a discount rate of 5.14%. The Company determined that two real estate leases qualified as operating leases under the new guidance as discussed below.

The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis with a monthly lease payment of $14,094. As of January 1, 2019, the lease had a remaining term of thirty-four (34) months including all renewal options. Under the new guidance, the Company recorded a ROU asset and a corresponding lease obligation in the amount of $446,950 on January 1, 2019 and recorded a lease expense for the three and six months ended June 30, 2019 of approximately $42,000 and $84,000, respectively.

On October 4, 2017, the Company entered a lease for office space at a location in Williamsville, New York with an initial monthly lease payment of $6,375 per month for the first three years of the lease. The monthly lease payment increases by 5% annually for the remainder of the lease. As of January 1, 2019, the lease had a remaining term of sixty-two (62) months including all renewal options. Under the new guidance, the Company recorded a ROU asset and a corresponding lease obligation in the amount of $367,325 on January 1, 2019 and recorded a lease expense for the three and six months ended June 30, 2019 of approximately $20,000 and $40,000, respectively.

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

On May 1, 2016, the Company entered into a sublease for laboratory space in Buffalo, New York. After a series of sublease amendments that increased the subleased laboratory space and monthly sublease payment, on February 21, 2018 the Company entered into a new sublease amendment that further increased the lab space, extended the sublease term through June 30, 2019 and called for a monthly sublease payment of $5,706 beginning on March 1, 2018. On June 21, 2019, the Company entered into a temporary lease extension through August 31, 2019. The lease expense for the three and six months ended June 30, 2019 amounted to approximately $17,000 and $34,000, respectively ($11,000 and $17,000 for three and six months ended June 30, 2018, respectively).

The Company is currently in discussions with the lessors of the above two leases for these facilities to amend the leases. Any new leases that may result from these discussions will be evaluated under the new lease guidance.

NOTE 4. - INVESTMENT

The Company (through its wholly-owned subsidiary, Botanical Genetics) held an equity investment in Anandia Laboratories, Inc. (“Anandia”), a Canadian plant biotechnology company. On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora Cannabis, Inc. (“Aurora”), a Canadian company (TSX: ACB.TO), and as a result the Company received in exchange for its Anandia equity: (i) 1,947,943 free trading shares of Aurora common stock, and (ii) a stock warrant to purchase 973,971 shares of Aurora common stock. The Company sold all the shares of Aurora common stock during the third quarter of 2018, but still retains ownership of the stock warrant to purchase 973,971 shares of Aurora common stock as of June 30, 2019. The stock warrant has a five-year contractual term, an exercise price of $9.37 per share (Canadian Dollars; approximately $7.13 per share U.S. Dollars at June 30, 2019), is currently exercisable, is considered an equity security, and is recorded at fair value (Level 3 of the valuation hierarchy). The Company recorded the fair value of the Aurora common stock warrant of $4,641,946 and $3,092,358 at June 30, 2019 and December 31, 2018, respectively, using the Black-Scholes pricing model and was classified within Other assets on the Company’s Consolidated Balance Sheets. The Company recorded an unrealized (loss) gain, the adjustment to fair value, in the amount of ($1,423,945) and $1,549,588 for the three and six months ended June 30, 2019, respectively.

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changed how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, the Company is required to measure its investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. As allowed by ASU 2016-01, since the Company’s investment in Anandia did not have readily determinable fair value, the Company elected to account for its investment at cost. The cost basis is required to be adjusted in the event of impairment, if any, and for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of, an equity issuance in January of 2018 by Anandia that was considered an orderly transaction, the Company recorded an unrealized gain on its investment in Anandia in the amount of $6,147,088 during the first quarter of 2018. There were no further changes in the fair value of the Company’s equity investment in Anandia through the acquisition of Anandia by Aurora on August 8, 2018, as discussed above.

NOTE 5. - FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

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

The following table presents information about our assets and liabilities measured at fair value at June 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Asset and Liabilities at Fair Value
	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$18,481,361	$-	$-	$18,481,361
Corporate bonds	-	22,975,620	-	22,975,620
U.S. treasury securities	-	1,991,563	-	1,991,563
U.S. government agency bonds	-	2,647,138	-	2,647,138
Total short-term investment securities	$18,481,361	$27,614,321	$-	$46,095,682
Investment:
Stock warrant	$-	$-	$4,641,946	$4,641,946

	Asset and Liabilities at Fair Value
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$10,083,972	$-	$-	$10,083,972
Corporate bonds	-	38,579,055	-	38,579,055
U.S. treasury securities	-	2,970,900	-	2,970,900
U.S. government agency bonds	-	4,115,012	-	4,115,012
Total short-term investment securities	$10,083,972	$45,664,967	$-	$55,748,939

Investment:
Stock warrant	$-	$-	$3,092,358	$3,092,358

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

The investment in the Aurora stock warrant is measured at fair value using the Black-Scholes pricing model and is classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 79% and 92% at June 30, 2019 and December 31, 2018, respectively. A 20% increase or decrease in the volatility factor used at June 30, 2019 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $645,000.

The following table sets forth a summary of the changes in fair value of the Company’s stock warrant (Level 3 asset) since December 31, 2017:

Fair value at December 31, 2017	$-
Fair value of stock warrants acquired on August 8, 2018	2,807,958
Unrealized gain as a result of change in fair value	284,400
Fair value at December 31, 2018	3,092,358
Unrealized gain as a result of change in fair value first quarter 2019	2,973,533
Fair value at March 31, 2019	6,065,891
Unrealized loss as a result of change in fair value second quarter 2019	(1,423,945)
Fair value at June 30, 2019	$4,641,946

The following tables sets forth a summary of the Company’s available-for-sale securities in its short-term investment account from amortized cost basis to fair value at June 30, 2019 and December 31, 2018:

	Available-for-Sale Securities – June 30, 2019
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$22,831,039	$164,899	$(20,318)	$22,975,620
U.S. treasury securities	1,967,032	24,531	-	1,991,563
U.S. government agency bonds	2,614,471	32,667	-	2,647,138

	$27,412,542	$222,097	$(20,318)	$27,614,321

	Available-for-Sale Securities – December 31, 2018
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$38,579,541	$48,796	$(49,282)	$38,579,055
U.S. treasury securities	2,959,063	11,837	-	2,970,900
U.S. government agency bonds	4,099,321	15,691	-	4,115,012

	$45,637,925	$76,324	$(49,282)	$45,664,967

The following table sets forth a summary of the Company’s available-for-sale securities in its short-term investment account for amortized cost basis and fair value by contractual maturity at June 30, 2019 and December 31, 2018:

	Available-for-Sale Securities		Available-for-Sale Securities
	June 30, 2019		December 31, 2018
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$24,185,663	$24,338,478	$43,050,306	$43,082,677
Due after one year through two years	3,226,879	3,275,843	2,587,619	2,582,290

	$27,412,542	$27,614,321	$45,637,925	$45,664,967

NOTE 6. - NOTES PAYABLE FOR LICENSE FEE

On June 22, 2018, the Company entered into the Second Amendment to the License Agreement (the “Second Amendment”) with North Carolina State University (“NCSU”) that amended an original License Agreement between the Company and NCSU, dated December 8, 2015, and the First Amendment, dated February 14, 2018, to the original License Agreement. Under the terms of the Second Amendment, the Company is obligated to pay NCSU milestone payments totaling $1,200,000, of which amount $500,000 was payable upon execution of the Second Amendment, $400,000 was payable on the first anniversary of the execution of the Second Amendment, and $300,000 will be payable on the second anniversary of the execution of the Second Amendment. The Company has recorded the present value of the obligations under the Second Amendment as a note payable that originally amounted to $1,175,226. The cost of the of acquired license amounted to $1,175,226 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2036.

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

After the accretion of interest during the three and six months ended June 30, 2019 in the amount of $9,891 and $20,552, respectively, the balance remaining on these two notes payable as of June 30, 2019 amounted to $1,157,886, with $598,431 and $559,485 reported as current and long-term, respectively, on the Company’s Consolidated Balance Sheets (notes payable balance of $1,537,365 as of December 31, 2018, with $689,148 and $848,217 reported as current and long-term, respectively).

NOTE 7. - WARRANTS FOR COMMON STOCK

At June 30, 2019, the Company had outstanding warrants to purchase 11,293,211 shares of common stock of the Company with an exercise price of $2.15 per share and an expiration date of December 20, 2022.

The Company’s outstanding warrants at June 30, 2019 do not include anti-dilution features and therefore are not considered derivative instruments and do not have an associated warrant liability.

The following table summarizes the Company’s warrant activity since December 31, 2017:

Number of Warrants
Warrants outstanding at December 31, 2017	12,088,080
Warrants exercised during 2018	(794,869)
Warrants outstanding at June 30, 2019 and December 31, 2018	11,293,211

There were no warrants issued or exercised in the first half of 2019.

NOTE 8. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various license agreements and sponsored research and development agreements. The costs associated with the following three agreements are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive Loss. The amounts expensed during the three and six months ended June 30, 2019 were $66,363 and $152,952, respectively ($83,838 and $221,070 for three and six months ended June 30, 2018, respectively).

Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty is $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three and six months ended June 30, 2019, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $5,424 and $9,981, respectively ($4,845 and $34,107 for the three and six months ended June 30, 2018, respectively).

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. The License calls for the Company to pay NCSU a non-refundable, non-creditable minimum annual royalty in the amount of $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three and six months ended June 30, 2019, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $6,644 and $10,899, respectively ($79 and $79 for the three and six months ended June 30, 2018, respectively). This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. In February 2018, the Company finalized an additional extension to this Agreement through April 30, 2018 at a cost of $88,344. In May 2018, the Company finalized an additional extension to this Agreement through April 30, 2019 at a total cost of $121,357. During the three and six months ended June 30, 2019 the Company expensed $10,113 and $40,452, respectively, under this Agreement ($27,588 and $108,570 for the three and six months ended June 30, 2018, respectively).

Other license agreements - Additionally, the Company has entered into the following five license agreements and the costs associated with these license agreements are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization amounted to $59,547 and $119,094 for the three and six months ended June 30, 2019, respectively, ($24,506 and $49,011 for three and six months ended June 30, 2018, respectively) and was included in Amortization expense on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000, and the Company must pay to NCSU an additional non-refundable, non-creditable lump sum fee of $75,000 upon issuance of a U.S. utility patent included in the patent rights. The Company is obligated to pay to NCSU an annual minimum royalty fee of $30,000 in 2019 and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three and six months ended June 30, 2019, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $4,854 and $12,530, respectively ($4,995 and $9,465 for three and six months ended June 30, 2018, respectively). The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia conducted research on behalf of the Company relating to the hemp/cannabis plant. During the three and six months ended June 30, 2019, no expenses related to the Agreement were incurred ($0 and $130,850 for three and six months ended June 30, 2018, respectively). Under the terms of the Agreement, the Company will have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third-party, then the Company and Anandia will share equally in such sublicensing consideration. As discussed in Note 4, Anandia was purchased by Aurora on August 8, 2018 and has become a wholly-owned subsidiary of Aurora.

In December 2016, the Company entered into a new sponsored research agreement with the University of Virginia (“UVA”) and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which the Company will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with guaranteed levels of THC below the legal limits and optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions of the United States. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s hemp plants. UVA and the Company will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant the Company exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG. During the three and six months ended June 30, 2019, expenses related to the agreements amounted to $55,825 and $130,359, respectively ($76,211 and $180,178 for three and six months ended June 30, 2018, respectively).

On May 1, 2018, the Company entered into a University Growing and Evaluation Agreement (the “Agreement”) with the University of Kentucky Research Foundation (“UKRF”) whereby UKRF will provide the Company with services relating to growing certain tobacco breeding lines of the Company. Under the Agreement, the Company is obligated to pay $75,000 to UKRF in three installments of $25,000 each through January 31, 2019. During the three and six months ended June 30, 2019, expenses related to the Agreement amounted to $25,000 and $25,000, respectively ($0 and $25,000 for three and six months ended June 30, 2018, respectively).

On February 1, 2019, the Company entered into a Master Collaboration and Research Agreement (the “Agreement”) with a Natural Good Medicines, LLC (“NGM”), the owners of certain hemp and cannabis plant lines (the “NGM Material”). The Agreement calls for NGM to cultivate, grow and process a certain amount of the NGM Material with the financial support of the Company. NGM has granted the Company certain exclusive rights to the hemp and cannabis plant lines of NGM. Additionally, three (3) years from the effective date of the Agreement, NGM and the Company will mutually share in the proceeds from the sale of non-propagating parts of the NGM Material. The Company’s total financial commitment under the Agreement is $403,000 which has been included in Research and development expenses on the Company’s Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2019.

On April 3, 2019, the Company entered into a Framework Collaborative Research Agreement (the “Agreement”) with KeyGene N.V. (“KeyGene”) under which KeyGene has agreed to work exclusively with the Company with respect to the Cannabis Sativa L. plant and all uses thereof (the “Field”). The initial term is for five (5) years with an option for an additional two (2) years in consideration of the Company paying KeyGene an aggregate of Six Million United States Dollars ($6,000,000) over the initial term of the Agreement. A minimum of $1,200,000 will be paid annually during the initial term of the Agreement with a portion of such amount being paid based on KeyGene achieving certain milestone deliverables for the Company. The Company will exclusively own all results and all intellectual property relating to the results from this collaboration with KeyGene (“Results”). The Company will pay royalties in varying amounts to KeyGene relating to the Company’s commercialization in the Field of certain Results. The Company has granted KeyGene a license to commercialize the Results outside of the Field and KeyGene will pay royalties in varying amounts to the Company relating to KeyGene’s commercialization outside of the Field of the Results. The Agreement also includes customary termination provisions for both KeyGene and the Company as well as representations, warranties, and covenants by the parties that are customary for a transaction of this nature. During the second quarter of 2019, expenses related to the agreement amounted to approximately $315,000.

Modified Risk Tobacco Product Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Brand A Very Low Nicotine Content (“VLNC”) cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three and six months ended June 30, 2019, the Company incurred expenses relating to these contracts in the approximate amount of $313,000 and $1,524,000, respectively ($2,725,000 and $4,021,000 for three and six months ended June 30, 2018, respectively). The Company will continue to incur consulting and legal expenses as the MRTP Application continues through the FDA review process. The Company cannot currently quantify the additional expenses that the Company will incur in the FDA review process because it will involve various factors that are within the discretion and control of the FDA.

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

Crede Settlement

On June 19, 2019, the Company, Crede CG III, LTD. (“Crede”) and Terren Peizer (“Peizer”) participated in a settlement conference meeting as required by the United States District Court for the Southern District of New York (the “SDNY Court”) entitled Crede CG III, LTD. v. 22nd Century Group, Inc. Subsequently, the Company, Crede and Peizer entered into a settlement agreement that settled this case, with the effective date of the settlement agreement being on July 22, 2019. Under the terms of the settlement agreement: (i) the Company issued to Crede on July 25, 2019 an aggregate of Nine Hundred Ninety Thousand (990,000) shares of common stock of the Company in full satisfaction of the cashless exchange of the Tranche 1A warrant and in settlement of all disputes between Crede, Peizer and the Company; (ii) Crede granted a proxy to the Company for a period of five (5) years for the Company to vote all of the shares of common stock of the Company owned by Crede in favor of the recommendations by the Company’s Board of Directors (excluding any extraordinary transactions); (iii) Crede agreed to not purchase, borrow or short any securities of the Company; and (iv) the Company, Crede and Peizer agreed to mutual releases of all claims between the parties and the dismissal of all the litigation claims and counterclaims with prejudice.

The Company accrued an expense related to the settlement of this case during the second quarter of 2019 in the amount of $1,890,900, which is equal to the fair value of the 990,000 shares of Company common stock on July 22, 2019.

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409. The Complaint alleges that Plaintiff Mr. Bull purchased shares of the Company’s common stock. Mr. Bull sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553. The Complaint filing alleges that the Plaintiff Mr. Fitch purchased shares of the Company’s common stock. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs.

On March 25, 2019, Plaintiffs’ counsel in the Fitch litigation filed a motion in both actions: (1) proposing Joseph Noto, Garden State Tire Corp, and Stephens Johnson for Mr. Fitch as purportedly representative plaintiffs, (2) moving to consolidate the Fitch litigation with the Bull litigation, and (3) seeking to be appointed as lead counsel in the consolidated action. Plaintiffs’ counsel in the Bull litigation filed and then withdrew a comparable motion seeking to consolidate the cases and be appointed as lead counsel.

On May 28, 2019, plaintiff in the Fitch case voluntarily dismissed that action. The motion to designate Joseph Noto, Garden State Tire Corp, and Stephens Johnson as lead plaintiffs remains pending.

We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 11, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed and transferred the stayed action to the Western District of New York. On July 30, 2019, the parties filed a joint stipulation and proposed order to consolidate this litigation with the below-referenced Mathew litigation.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties by allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 12, 2019, the parties jointly filed a Stipulated Notice of Removal in United States District Court for the Western District of New York. On the same date, the parties also filed a joint stipulation staying the litigation. On April 23, 2019, the parties jointly filed an Amended Stipulated Notice of Removal in the Western District of New York. On May 3, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed.

On June 10, 2019, Judy Rowley filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Judy Rowley, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer, and 22nd Century Group, Inc., Index No. 807214/2019. Ms. Rowley brings this action derivatively alleging that the director defendants supposedly breached their fiduciary duties by allegedly allowing the Company to make false statements. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On July 30, 2019, the parties filed a joint stipulation to accept service of the Complaint and to stay the litigation.

Shareholder Derivative Demand

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer. On February 28, 2019, the Board appointed a Special Committee of independent directors and instructed the Committee to assess whether pursuing the claims detailed in the demand letter would be in the best interests of the Company. On May 7, 2019, after Mr. McClendon sold his shares, the Company received a similar demand letter from attorneys representing Jeremy Houck, a shareholder of the Company.

NOTE 9. - LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three-month periods ended June 30, 2019 and 2018, respectively:

	June 30, 2019	June 30, 2018
Net loss attributed to common shareholders	$(8,041,682)	$(6,738,652)

Denominator for basic loss per share-weighted average shares outstanding	124,661,991	124,311,087

Effect of dilutive securities:
Warrants, restricted stock units and options outstanding	-	-

Denominator for diluted loss per common share-weighted average shares adjusted for dilutive securities	124,661,991	124,311,087

Net loss per common share – basic and diluted	$(0.06)	$(0.05)

The following table sets forth the computation of basic and diluted loss per common share for the six-month periods ended June 30, 2019 and 2018, respectively:

	June 30, 2019	June 30, 2018
Net loss attributed to common shareholders	$(10,114,395)	$(5,352,164)

Denominator for basic loss per share-weighted average shares outstanding	124,653,403	124,166,321

Effect of dilutive securities:
Warrants, restricted stock units and options outstanding	-	-

Denominator for diluted loss per common share-weighted average shares adjusted for dilutive securities	124,653,403	124,166,321

Net loss per common share – basic and diluted	$(0.08)	$(0.04)

Dilutive securities outstanding at June 30, 2019 and 2018, respectively, are presented below. Securities outstanding at June 30, 2019 were excluded from the computation of loss per share because they would have been anti-dilutive.

	June 30, 2019	June 30, 2018
Warrants	11,293,211	11,387,932
Options	7,702,795	8,756,560
Restricted stock units	693,000	-
	19,689,006	20,144,492

NOTE 10. - EQUITY BASED COMPENSATION

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares to be reserved for issuance thereunder. On April 29, 2017, the stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares and on May 3, 2019, the stockholders approved an additional amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 15,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the OIP and the number of shares of common stock to underlie each such award under the OIP. As of June 30, 2019, the Company had available 6,815,115 shares remaining for future awards under the OIP.

During the six months ended June 30, 2019, the Company issued awards for restricted stock units from the OIP for 693,000 shares to eligible individuals, with such restricted stock unit awards having vesting periods ranging from nine months to three years. During the six months ended June 30, 2018, the Company issued stock option awards from the OIP for 1,131,841 shares to eligible individuals, with such stock option awards having vesting periods ranging from one to three years, and stock options issued to acquire 300,000 shares of Company common stock were scheduled to vest upon the attainment of various milestones. All restricted stock units are valued based on the stock price of the Company’s common stock on the date of the award and all stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the three and six months ended June 30, 2019, the Company recorded compensation expense related to restricted stock unit and stock option awards granted under the OIP of $516,752 and $965,656, respectively (stock option awards granted under the OIP of $1,682,228 and $2,246,104 for three and six months ended June 30, 2018, respectively).

As of June 30, 2019, unrecognized compensation expense related to non-vested stock options amounted to approximately $3,756,000, which is expected to be recognized as follows: approximately $980,000, $1,217,000, $517,000 and $61,000 during 2019, 2020, 2021 and 2022, respectively. Approximately $981,000 of the unrecognized compensation expense relates to previously issued stock options, with the vesting of such stock options being based on the achievement of a certain milestones.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the six months ended June 30, 2019 and 2018:

	2019	2018
Risk-free interest rate (weighted average)	n/a	2.97%
Expected dividend yield	n/a	0%
Expected stock price volatility	n/a	90%
Expected life of options (weighted average)	n/a	5.55 years

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

A summary of all stock option activity since December 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	8,156,691	$1.28
Granted in 2018	1,631,841	$2.64
Exercised in 2018	(612,259)	$0.87
Expired / cancelled in 2018	(504,191)	$1.71
Outstanding at December 31, 2018	8,672,082	$1.54
Exercised in 2019	(59,787)	$0.95
Forfeited in 2019	(909,500)	$2.13
Outstanding at June 30, 2019	7,702,795	$1.47	5.9 years	$5,863,646

Exercisable at June 30, 2019	5,126,054	$1.37	5.1 years	$4,261,710

The weighted average grant date fair value of stock options issued during the six months ended June 30, 2018 was $1.80. There were no stock options issued during the six months ended June 30, 2019. The total fair value of options that vested during the six months ended June 30, 2019 and 2018 amounted to $1,182,549 and $2,306,867, respectively. There were 59,787 options exercised on a cashless basis during the six months ended June 30, 2019 resulting in the issuance of 31,343 shares of the Company’s common stock. There were 327,781 options exercised on a cash and cashless basis during the six months ended June 30, 2018 resulting in the issuance of 315,540 shares of the Company’s common stock and provided proceeds to the Company of $217,500 from such stock option exercises. Stock options to purchase 900,000 shares of the Company common stock were not exercised by Dr. James Swauger’s beneficiaries during the twelve month period following his death and have subsequently been returned to the OIP.

NOTE 11. - SUBSEQUENT EVENTS

Effective July 22, 2019, the Company settled its outstanding litigation with Crede. See Note 8 for additional information.

On July 24, 2019, and effective July 26, 2019, Henry Sicignano III resigned as the President and Chief Executive Officer, and as a member of the Board of Directors, of the Company for personal reasons. In connection with Mr. Sicignano's resignation, the Company and Mr. Sicignano entered into a consulting agreement for Mr. Sicignano to consult with the Company on a variety of corporate matters for $200,000 per year over a term of 42 months and the Company would continue to provide Mr. Sicignano with group health insurance for a period of 42 months. Additionally that all of Mr. Sicignano’s unvested stock options (constituting 297,369 stock options) shall vest immediately and the exercise date of all options shall be the date that is the lessor of (a) 48 months from July 26, 2019 or (b) the latest exercise that are allowable under the option award agreement. Lastly, the Company and Mr. Sicignano entered into a mutual general release and a non-competition agreement.

Effective August 3, 2019, the Board of Directors of the Company appointed Clifford B. Fleet as President and Chief Executive Officer of the Company. In addition, Mr. Fleet was appointed to the Company’s Board of Directors as a Class I Director for a term to expire in 2021.

Mr. Fleet, age 49, has served as a strategic advisor to the Company since December 2018. Prior to such time, Mr. Fleet served as the President and Chief Executive Officer of Philip Morris USA (“PM USA”) from 2013 to 2017, where he oversaw PM USA and John Middleton, a leading manufacturer of machine-made cigars. Since departing PM USA in 2017, Mr. Fleet has supported numerous businesses and non-profits as a Managing Partner at SIR, a strategic management consultancy based in Richmond, VA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to monetize our intellectual property portfolio; our ability to achieve profitability; our ability to manage our growth effectively; the lack of implementation of the plan by the U.S. Food and Drug Administration (“FDA”)FDA to regulate nicotine content in cigarettes; our ability to obtain FDA clearance for our Modified Risk Tobacco Product; our ability to gain market acceptance for our products; our ability to prevail in litigation; and our ability to maintain our rights to our intellectual property licenses. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a plant biotechnology company focused on (i) developing reduced risk tobacco cigarettes and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding, and (ii) research and development of unique hemp/cannabis plants through genetic engineering and plant breeding to alter levels of cannabinoids to be used for potential new medicines and to improve other agronomic traits for improved agricultural applications. We have an extensive intellectual property portfolio of issued patents and patent applications relating to the tobacco and hemp/cannabis plants. Our management team is focused on monetizing our intellectual property portfolio; facilitating the timely implementation of the plan by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine; working to obtain a reduced exposure marketing authorization from the FDA for our Modified Risk Tobacco Product (“MRTP”) application to the FDA for our BRAND A Very Low Nicotine Content (“VLNC”) cigarettes to be marketed in the United States under the proposed brand name of “VLN®” cigarettes as containing 95% less nicotine than conventional tobacco cigarettes, and other related claims as may be approved by the FDA; seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos; establishing international strategic partnerships to sell and distribute our proprietary tobacco and products; and developing and commercializing unique plant varieties of hemp for important new medicines and agricultural crops.

In tobacco, we have developed proprietary VLNC tobacco that grows with at least 95% less nicotine than conventional cigarette tobacco. We collectively refer to all of our various types of VLNC tobacco under the Company’s registered trademark name: VLN® tobacco, which is also the proposed brand name of the product that is the subject of our MRTP application with the FDA. In the year 2011, our Company developed its SPECTRUM® research cigarettes in collaboration with independent researchers and officials from the FDA, the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention (“CDC”). Since 2011, we have produced more than 28 million SPECTRUM® research cigarettes containing our proprietary VLN® tobaccos for use in independent clinical studies sponsored by agencies of the U.S federal government. The main SPECTRUM® product line consists of a series of cigarette styles that vary nicotine yields over a range – from very low (97% less nicotine than tobacco contained in conventional cigarette brands) to relatively high nicotine yields. SPECTRUM® features 24 styles, in both regular and menthol versions, with 8 different levels of nicotine. To date, we estimate that agencies of the United States federal government have invested more than $125 million in independent clinical studies using our SPECTRUM® research cigarettes. The results of these studies, as published in peer-reviewed publications (including but not limited to the New England Journal of Medicine, the Journal of the American Medical Association, and many others), show that our proprietary VLNC cigarettes containing our unique VLN® tobacco are associated with: (1) reduced smoking, (2) lower nicotine exposure, (3) increased quit attempts, and (4) lessened nicotine dependence, all with minimal evidence of nicotine withdrawal symptoms, compensatory smoking, or serious adverse events. A list of completed and published clinical studies using cigarettes made with our Company’s VLN® tobacco is shown on the Company’s website at http://www.xxiicentury.com/published-clinical-studies/.

A list of on-going clinical studies using our Company’s SPECTRUM® research cigarettes is shown on the Company’s website at http://www.xxiicentury.com/on-going-clinical-studies/. The numerous independent clinical studies on VLNC cigarettes provides the scientific foundation for the FDA’s announcement on July 28, 2017 that the FDA plans to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine. On March 19, 2018, the FDA publicly announced its Advance Notice of Proposed Rulemaking (“ANPRM”) to solicit public comments on the FDA’s plan to enact a new nicotine reduction rule. On July 16, 2018, we publicly submitted to the FDA our formal written response to the ANPRM in which we described how (i) the FDA’s proposed new rule is supported by rigorous independent, published science, (ii) the FDA’s stated goal to render cigarettes minimally or non-addictive is immediately feasible as evidenced by our production and delivery of more than 28 million VLNC research cigarettes since the year 2011, and (iii) the FDA’s proposed new rule is exceedingly practical and urgently needed in the interests of public health. After we obtain all necessary regulatory approvals, we plan to offer our proprietary VLNC cigarettes for domestic sale, for international sale, and for licensing by third parties.

In hemp/cannabis, we are developing proprietary hemp strains for important new medicines and agricultural crops. Our current activities in the United States involve only work with legal hemp in full compliance with U.S. federal and state laws. The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp has not more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”). The federal Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) legalized hemp and cannabinoids extracted from hemp in the U.S., but such extracts remain subject to state laws and the regulation by other U.S. federal agencies, such as the FDA and the U.S. Department of Agriculture (“USDA”). The same plant, with a higher THC content, is cannabis/marijuana, which is legal under certain state laws, but which is currently not legal under U.S. federal law. We work only with legal hemp in full compliance with federal and state laws. We have developed hemp plants with agronomically desirable traits for commercial uses and/or unique cannabinoid levels for possible extraction purposes. We believe that we have many types of superior and unique hemp plant varieties, including (i) hemp plants with low to no amounts of THC and other desirable agronomic traits for the legal hemp industry and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets. In the United States, we are working with the University of Virginia (“UVA”) to (i) create unique industrial hemp plants with guaranteed levels of THC below 0.3%, which is the legal limit that defines hemp for optimal growth in Virginia, (ii) optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions of the United States, and (iii) utilize high-value medical cannabinoid hemp varieties and specialized cannabinoid extraction processes for use in human therapeutics. We have also obtained a license in the State of New York to research and grow hemp in that state. In Canada, we previously conducted sponsored research on the hemp plant with Anandia Laboratories in Vancouver, British Columbia, in full compliance with Canadian regulations. In Europe, we are working with KeyGene NV, global leader in plant research involving high-value genetic traits and increased crop yields, in an exclusive, worldwide collaboration that will focus on developing hemp/cannabis plants with exceptional cannabinoid profiles and other superior agronomic traits for medical, therapeutic and agricultural uses, among many other applications.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Information on our website including but not limited to third party clinical studies, is not incorporated by reference into this Form 10-Q.

Strategic Objectives

Our strategic objectives include the following:

•	Facilitating the implementation of the plan announced by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine;

•

Continuing to work with the FDA on our MRTP application that we have submitted to the FDA to obtain a reduced exposure marketing authorization for our BRAND A VLNC cigarettes to be marketed in the United States under the proposed brand name of “VLN®” as containing 95% less nicotine than conventional tobacco cigarettes, and other related claims as may be approved by the FDA;

•	Seeking licensing agreements for our VLNC tobacco technology and/or our VLNC proprietary tobaccos;

•	Continuing to produce SPECTRUM® research cigarettes for the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), for use in independent clinical studies;

•	Continuing to research and develop other novel VLNC tobacco plant varieties;

•	Continuing to explore opportunities outside of the United States for the use of our VLNC tobacco in potential over-the-counter cigarettes, such as BRAND A, or in a potential prescription-based, smoking cessation aid, such as X-22, in foreign countries that may desire such products;

•

Continuing to expand our legal hemp/cannabis activities and development of unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry, and (ii) hemp plants with high levels of CBD and other non-THC cannabinoids for the legal medical cannabinoid markets; and

•	Continuing to grow our contract manufacturing business for third-party branded tobacco products.

For the second quarter of 2019, our accomplishments and notable events include:

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

On April 30, 2019, we announced that the FDA conducted a comprehensive inspection of our manufacturing facility in North Carolina as a part of the FDA’s review of our Pre-Market Tobacco (“PMT”) application for our VLNC cigarettes under the proposed brand name VLN®, in which application we seek the FDA’s authorization to commercialize VLN® brand cigarettes and to communicate to consumers that VLN® cigarettes contain at least 95% less nicotine as compared to the 100 leading cigarette brands in the United States.  The FDA’s inspection was part of the third phase of the FDA’s four phase review process for the PMT application.  The FDA’s stated goal for the inspection was “to verify the information and data contained in the [PMT] application.”  As such, the FDA inspectors witnessed production of our proprietary VLN® cigarettes and the FDA inspectors reviewed our raw material receiving and storage procedures, quality control processes, manufacturing equipment and systems, tobacco processing methods, and finished-products analyses procedures.

On June 14, 2019, we announced the appointment of Michael Zercher as our new Chief Operating Officer. Mr. Zercher joined our Company in October 2016 as Vice President of Business Development. From 2003 until 2009, Mr. Zercher served as Vice President and Managing Director of Santa Fe Natural Tobacco Company’s (“SFNTC”) international business, a subsidiary of Reynolds American, Inc. and the corporate home of the Natural American Spirit tobacco brand. During that time, Mr. Zercher oversaw the increase in Natural American Spirit’s annual revenue outside the United States from $8 Million to more than $100 Million while achieving double-digit profit growth each year, despite declining global industry sales. Mr. Zercher led that business unit’s expansion into more than twelve countries by making strategic acquisitions, developing key partnerships, building highly successful teams, and executing effective marketing and sales plans. The Natural American Spirit international business was eventually sold to Japan Tobacco Inc. for $5 Billion.

Subsequent to the close of the second quarter of 2019, we also announced:

On July 12, 2019, we announced the publication of a report by the Centers for Disease Control and Prevention (“CDC”) that found 8 out of 10 adults in the United States are in favor of lowering nicotine levels in cigarettes. The CDC survey was conducted in 2018 and assessed adults’ attitudes toward regulating nicotine levels in cigarettes in the U.S., with the survey reflecting that an overwhelming majority of adults, including 80% of cigarette smokers and 84% of former smokers, favored requiring cigarette makers to lower the nicotine levels in cigarettes to make them less addictive, with the high level of favorable support by adults in the U.S. being consistent across all assessed sociodemographic factors in the survey, including sex, age, income, education, and race/ethnicity. In such CDC survey, the Director of CDC’s Office on Smoking and Health, Corinne Graffunder, Dr.PH., M.P.H., stated that “Cigarettes and other combustible tobacco products are responsible for the overwhelming burden of death and disease from tobacco use in the United States. Lowering nicotine levels in cigarettes could help current smokers quit and make it less likely for future generations to become addicted to these products.”

On July 19, 2019, we announced that the FDA accepted and filed for substantive scientific review our MRTP application for our VLNC cigarettes under the proposed brand name of VLN®, which are made with our proprietary VLNC tobacco and, as a result, contain very low levels of nicotine. The MRTP application is now moving forward in the next phase of the FDA review process.

Effective August 3, 2019, the Board of Directors of the Company appointed Clifford B. Fleet as President and Chief Executive Officer of the Company. In addition, Mr. Fleet was appointed to the Company’s Board of Directors as a Class I Director for a term to expire in 2021.

Mr. Fleet, age 49, has served as a strategic advisor to the Company since December 2018. Prior to such time, Mr. Fleet served as the President and Chief Executive Officer of Philip Morris USA (“PM USA”) from 2013 to 2017, where he oversaw PM USA and John Middleton, a leading manufacturer of machine-made cigars. Since departing PM USA in 2017, Mr. Fleet has supported numerous businesses and non-profits as a Managing Partner at SIR, a strategic management consultancy based in Richmond, VA.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue - Sale of products, net

In the three months ended June 30, 2019, we realized net sales revenue from the sale of products in the amount of $5,814,979, a decrease of $1,099,934, or 15.9%, from net sales revenue of $6,914,913 for the three months ended June 30, 2018. The decrease in net sales revenue for the second quarter of 2019 was primarily the result of a decrease in the production volume for various filtered cigar customers where revenue is recognized over time of approximately $1,129,000, and a net increase in other miscellaneous sales activity of approximately $9,000, partially offset by an increase in the sales of contract manufactured cigarettes of $38,000, as compared to the second quarter of 2018.

Cost of goods sold - Products / Gross (loss) profit

During the three months ended June 30, 2019, cost of goods sold were $5,901,279, or 101.5%, of net sales revenue, resulting in a gross loss on sales of products in the amount of $86,300. During the three months ended June 30, 2018, cost of goods sold were $6,753,199, or 97.7%, of net sales revenue, resulting in a gross profit on sales of products in the amount of $161,714. The negative change from a gross profit for the three months ended June 30, 2018 to a gross loss for the three months ended June 30, 2019 was primarily the result of additional expenses recorded to the cost of goods sold during the second quarter of 2019, as compared to the second quarter of 2018. The additional expenses consisted primarily of (1) an increase in fees due to the FDA on filtered cigars of approximately $53,000, and (2) an increase in manufacturing expenses, primarily related to labor, charged to the cost of goods sold in excess of standard costs during the second quarter of 2019, as compared to the second quarter of 2018. We plan to evaluate all aspects of our contract manufacturing business including product sales pricing and cost rationalization.

Research and development expense

Research and development (“R&D”) expense was $1,986,608 in the three months ended June 30, 2019, a decrease of $2,794,799, or 58.5%, from $4,781,407 in the three months ended June 30, 2018. This decrease was primarily a decrease in costs relating to our MRTP application with the FDA for our VLNC cigarettes of approximately $2,456,000, a decrease in equity-based compensation expense of approximately $1,274,000, partially offset by an increase in sponsored research costs of approximately $689,000, an increase in payroll and related benefits of approximately $144,000, an increase in costs related to our laboratory operations of approximately $39,000, an increase in consulting fees of approximately $33,000, and a net increase in various other R&D expenses of approximately $30,000.

General and administrative expense

General and administrative expense was $2,273,693 in the three months ended June 30, 2019, an increase of $458,722, or 24.0%, from $1,914,971 in the three months ended June 30, 2018. The increase was mainly due to an increase legal and accounting fees of approximately $101,000, an increase in equity-based compensation of approximately $95,000, an increase in payroll and related benefits of approximately $103,000, an increase in consulting and other professional services of approximately $57,000, an increase in repairs and maintenance of approximately $50,000, an increase in business insurance costs of approximately $43,000, an increase in Board of Director related expenses of approximately $36,000, an increase in public company compliance costs of approximately $69,000, and an increase in travel related expenses of approximately $12,000, partially offset by a decrease in expenses relating to investor relations of approximately $105,000, and a net decrease in various other general and administrative expenses of approximately $2,000.

Sales and marketing

During the three months ended June 30, 2019, we incurred sales and marketing expenses of $212,190, an increase of $8,561, or 4.2%, from $203,629 in the three months ended June 30, 2018. The increase in sales and marketing expenses was primarily the result of an increase in equity-based compensation of approximately $13,000 and an increase in payroll and related benefit costs of approximately $4,000, partially offset by a decrease in expenses relating to travel of approximately $5,000, and a decrease in advertising of approximately $3,000.

Depreciation expense

Depreciation expense for the three months ended June 30, 2019 amounted to $147,255, an increase of $15,961, or 12.2%, from $131,294 for the three months ended June 30, 2018. The increase was primarily due to depreciable acquisitions of machinery and equipment during the year ended December 31, 2018 and the six months ended June 30, 2019 in the aggregate amount of approximately $912,000, primarily consisting of equipment additions in our NASCO factory operations in North Carolina.

Amortization expense

Amortization expense for the three months ended June 30, 2019 amounted to $222,793, an increase of $51,868, or 30.3%, from $170,925 for the three months ended June 30, 2018. The amortization expense relates to amortization taken on capitalized patent costs and license fees. The increase was primarily due to amortization taken on additional patent costs incurred during the six months ended June 30, 2019 and the year ended December 31, 2018 of approximately $442,000 and $809,000, respectively, and additional amortization of approximately $35,000 taken during the second quarter of 2019 on the cost of a new licenses with NCSU and the University of Kentucky that began in the third and fourth quarters of 2018.

Unrealized (loss) gain on investment

The warrants to purchase 973,971 shares of Aurora common stock, described in Note 4 to our consolidated financial statements, are considered an equity security, and are recorded at fair value. We recorded the fair value of the stock warrants of $4,641,946 at June 30, 2019, using the Black-Scholes pricing model, and recorded an unrealized loss on the warrants in the amount of $1,423,945 for the three months ended June 30, 2019.

During the three months ended June 30, 2018, the unrealized loss on short-term investment securities of $92,574 was recorded in the Other income (expense) section of our Consolidated Statements of Operations and Comprehensive Income (Loss) and was reclassified to Other comprehensive income (loss) in the second quarter of 2018.

Realized gain (loss) on short-term investment securities

We maintain a short-term investment account to invest our excess cash. Investments in the short-term investment account are managed in accordance with our investment policy. We realized a gain (loss) on short-term investment securities of $71,914 and ($42,384) for the three months ended June 30, 2019 and 2018, respectively, resulting from the maturity of various debt instruments held in the short-term investment account.

Litigation expense

We accrued an expense relating to the settlement agreement in the amount of $1,890,900 for the three months ended June 30, 2019 with respect to the Crede litigation. We had no litigation expenses for the three months ended June 30, 2018.

Interest income, net

Interest income, net for the three months ended June 30, 2019, was $243,183, a decrease of $8,487, or 3.4%, from interest income of $251,670 for the three months ended June 30, 2018. The decrease in net interest income (interest income less investment fees) was primarily the result of a lower average balance in our short-term investment account during the three months ended June 30, 2019, as compared to average balance during the three months ended June 30, 2018.

Interest expense

Interest expense was $13,095 for the three months ended June 30, 2019 and was derived from the accretion of interest on notes payable to NCSU and the University of Kentucky and interest expense incurred relating to the financing of certain business insurance premiums. We had no interest expense for the three months ended June 30, 2018.

Net loss

We had a net loss for the three months ended June 30, 2019 of $8,041,682, an increase of $1,303,030, or 19.3%, from $6,738,652 in the three months ended June 30, 2018. The increase in net loss was primarily the result of the one-time settlement agreement of $1,890,900, an increase in the unrealized loss on investment of approximately $1,517,000, a negative change in the gross (loss) profit on product sales of approximately $248,000, partially offset by a decrease in operating expenses of approximately $2,260,000, and a net increase in various other income (expenses) of approximately $92,000.

Other comprehensive income – unrealized gain (loss) on short-term investment securities

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, and U.S. treasury securities with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized gain on short-term investment securities in the amount of $89,410 and recorded a reclassification of gains to net loss in the amount of $71,914, resulting in other comprehensive income in the amount of $17,496 for the three months ended June 30, 2019. For the three months ended June 30, 2018, we recorded an unrealized loss on short-term investment securities in the amount of $70,568 and recorded a reclassification of losses to net loss in the amount of $42,384, resulting in other comprehensive loss in the amount of ($28,184).

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue - Sale of products, net

In the six months ended June 30, 2019, we realized net sales revenue from the sale of products in the amount of $12,108,627, a decrease of $922,325, or 7.1%, from net sales revenue of $13,030,952 for the six months ended June 30, 2018. The decrease in net sales revenue for the first half of 2019 was primarily the result of a decrease in the production volume for various filtered cigar customers where revenue is recognized over time of approximately $835,000, a decrease in contract manufactured cigarettes of approximately $65,000, and a net decrease in other miscellaneous sales activity of approximately $22,000, as compared to the first half of 2018.

Cost of goods sold - Products / Gross (loss) profit

During the six months ended June 30, 2019, cost of goods sold were $12,297,837, or 101.6%, of net sales revenue, resulting in a gross loss on sales of products in the amount of $189,210. During the six months ended June 30, 2018, cost of goods sold were $12,797,660, or 98.2%, of net sales revenue, resulting in a gross profit on sales of products in the amount of $233,292. The negative change from a gross profit for the six months ended June 30, 2018 to a gross loss for the six months ended June 30, 2019 was primarily the result of additional expenses recorded to the cost of goods sold during the first half of 2019, as compared to the first half of 2018. The additional expenses consisted primarily of (1) an increase in fees due to the FDA on filtered cigars of approximately $213,000, and (2) an increase in manufacturing expenses, primarily relating to labor and equipment maintenance costs, charged to the cost of goods sold in excess of standard costs during the six months ended June 30, 2019, as compared to the six months ended June 30, 2018. We plan to evaluate all aspects of our contract manufacturing business including product sales pricing and cost rationalization.

Research and development expense

R&D expense was $4,438,050 in the six months ended June 30, 2019, a decrease of $2,860,126, or 39.2%, from $7,298,176 in the six months ended June 30, 2018. This decrease was primarily the result of a decrease in costs relating to our MRTP application with the FDA for our VLNC cigarettes of approximately $2,482,000, a decrease in equity-based compensation expense of approximately $1,394,000, a decrease in testing fees of approximately $37,000, and a net decrease in various other R&D expenses of approximately $10,000, partially offset by an increase in sponsored research costs of approximately $828,000, an increase in payroll and related benefits of approximately $41,000, an increase in costs related to our laboratory operations of approximately $104,000, an increase in consulting fees of approximately $54,000, and an increase travel related costs of approximately $36,000.

General and administrative expense

General and administrative expense was $4,616,195 in the six months ended June 30, 2019, an increase of $668,832, or 16.9%, from $3,947,363 in the six months ended June 30, 2018. The increase was mainly due to an increase in legal and accounting fees of approximately $236,000, an increase in consulting and other professional services of approximately $132,000, an increase in payroll and related benefits of approximately $125,000, an increase in repairs and maintenance of approximately $96,000, an increase in equity-based compensation of approximately $87,000, an increase in Board of Director related expenses of approximately $73,000, an increase in business insurance costs of approximately $62,000, an increase in public company compliance costs of approximately $55,000, an increase in travel related expenses of approximately $46,000, and a net increase in various other general and administrative expenses of approximately $32,000, partially offset by a decrease in expenses relating to investor relations of approximately $275,000.

Sales and marketing

During the six months ended June 30, 2019, we incurred sales and marketing expenses of $443,890, an increase of $41,152, or 10.2%, from $402,738 in the six months ended June 30, 2018. The increase in sales and marketing expenses was primarily the result of an increase in equity-based compensation of approximately $27,000, an increase in payroll and related benefit costs of approximately $23,000, and an increase in travel related expenses of approximately $4,000, partially offset by a decrease in expenses relating to advertising of approximately $12,000.

Depreciation expense

Depreciation expense for the six months ended June 30, 2019 amounted to $282,301, an increase of $26,479, or 10.4%, from $255,822 for the six months ended June 30, 2018. The increase was primarily due to depreciable acquisitions of machinery and equipment during the year ended December 31, 2018 and the six months ended June 30, 2019 in the aggregate amount of approximately $912,000, primarily consisting of equipment additions in our NASCO factory operations in North Carolina.

Amortization expense

Amortization expense for the six months ended June 30, 2019 amounted to $438,352, an increase of $99,875, or 29.5%, from $338,477 for the six months ended June 30, 2018. The amortization expense relates to amortization taken on capitalized patent costs and license fees. The increase was primarily due to amortization taken on additional patent costs incurred during the six months ended June 30, 2019 and the year ended December 31, 2018 of approximately $442,000 and $751,000, respectively, and additional amortization of approximately $70,000 taken during the first half of 2019 on the cost of a new licenses with NCSU and the University of Kentucky that began in the third and fourth quarters of 2018.

Unrealized gain on investment

The warrants to purchase 973,971 shares of Aurora common stock, described in Note 4 to our consolidated financial statements, are considered an equity security, and are recorded at fair value. We recorded the fair value of the stock warrants of $4,641,946 at June 30, 2019, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $1,549,588 for the six months ended June 30, 2019.

As a result of an equity issuance by Anandia during January of 2018 (an orderly transaction), we recorded an unrealized gain on our investment in Anandia in the amount of $6,147,088 for the six months ended June 30, 2018.

Realized gain (loss) on short-term investment securities

We maintain a short-term investment account to invest our excess cash. Investments in the short-term investment account are managed in accordance with our investment policy. We realized a gain (loss) on short-term investment securities of $55,893 and ($42,189) for the six months ended June 30, 2019 and 2018, respectively, resulting from the maturity of various debt instruments held in the short-term investment account.

Litigation expense

We accrued an expense relating to the settlement agreement in the amount of $1,890,900 for the six months ended June 30, 2019 with respect to the Crede litigation. We had no litigation expenses for the six months ended June 30, 2018.

Gain on the sale of machinery and equipment

During the six months ended June 30, 2019, we sold a piece of machinery and equipment no longer required in our factory operations in North Carolina and recorded a gain on the sale in the amount of $87,351.

Warrant liability gain, net

During July of 2018, the remaining stock warrants containing the anti-dilutive features that created the warrant liability were exercised on a cashless basis. Accordingly, there was no warrant liability gain (loss) for the six months ended June 30, 2019 and there will be no warrant liability gain (loss) in future periods unless we issue securities containing anti-dilution features.

The warrant liability gain of $48,711 for the first half of 2018 was due to a decrease in the estimated fair value of the warrants during the period.

Interest income, net

Interest income, net for the six months ended June 30, 2019 was $515,426, an increase of $11,916, or 2.4%, from interest income of $503,510 for the six months ended June 30, 2018. The increase in net interest income (interest income less investment fees) was the result of additional net interest earned in our short-term investment account primarily due to higher interest rates on outstanding investments during the six months ended June 30, 2019, as compared to interest rates on outstanding investments during the six months ended June 30, 2018.

Interest expense

Interest expense was $23,755 for the six months ended June 30, 2019 and was derived from the accretion of interest on notes payable to NCSU and the University of Kentucky and interest expense incurred relating to the financing of certain business insurance premiums. We had no interest expense for the six months ended June 30, 2018.

Net (loss) income

We had a net loss for the six months ended June 30, 2019 of $10,114,395 as compared to $5,352,164 in the six months ended June 30, 2018. The decrease of $4,762,231, or 89.0%, and was primarily the result of a decrease in the unrealized gain on investment of approximately $4,598,000, the one-time settlement agreement of $1,890,900, an increase in a negative change in the gross (loss) profit on product sales of approximately $423,000, partially offset by a decrease in operating expenses of approximately $2,024,000, and a net increase in various other income (expenses) of approximately $125,000.

Other comprehensive income – unrealized gain (loss) on short-term investment securities

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, and U.S. treasury securities with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized gain on short-term investment securities in the amount of $236,309 and recorded a reclassification of gains to net loss in the amount of $55,893, resulting in other comprehensive income in the amount of $180,416 for the six months ended June 30, 2019. For the six months ended June 30, 2018, we recorded an unrealized loss on short-term investment securities in the amount of $70,376 and recorded a reclassification of losses to net loss in the amount of $42,189, resulting in other comprehensive loss in the amount of ($28,184).

Liquidity and Capital Resources

Working Capital

As of June 30, 2019, we had working capital of approximately $44.9 million compared to working capital of approximately $56.0 million at December 31, 2018, a decrease of approximately $11.1 million. This decrease in working capital was primarily due to a decrease in net current assets of approximately $9.1 million and an increase in net current liabilities of approximately $2.0 million. Cash, cash equivalents and short-term investment securities decreased by approximately $9.4 million and the remaining net current assets decreased by approximately $0.3 million. We used approximately $8.7 million of cash in operating activities during the six months ended June 30, 2019.

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

Cash demands on operations

We had cash and cash equivalents and short-term investment securities at June 30, 2019 of $46,970,109. We believe this amount of cash and cash equivalents and short-term investment securities will be adequate to sustain normal operations and meet all current obligations as they come due for a number of years. During the six months ended June 30, 2019, we experienced an operating loss of approximately $10,114,395 (including approximately $1,524,000 in expenses relating to our MRTP application) and used cash in operations of approximately $8,745,000. Excluding discretionary expenses relating to R&D, patent and trademark costs, contract growing of our proprietary tobacco, modified risk tobacco products and certain nonrecurring expenses relating to factory capital expenses, investor relations and marketing costs, our monthly cash expenditures are approximately $1,100,000. The Company will continue to incur consulting and legal expenses as the MRTP Application continues through the FDA review process.

Net cash used in operating activities

In the six months ended June 30, 2019, $8,744,813 of cash was used in operating activities as compared to $8,390,786 of cash used in operating activities in the six months ended June 30, 2018, an increase of $354,027. The increase in use of cash in operations was primarily due to a decrease in the cash portion of the net loss in the amount of $597,451 and an increase in cash used for working capital components related to operations in the amount of $951,479 for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

Net cash provided by investing activities

In the six months ended June 30, 2019, net cash provided by investing activities was $9,414,315, as compared to $8,387,140 of cash provided by investing activities during the six months ended June 30, 2018, an increase in net cash provided by investing activities of $1,027,175. The increase was primarily the result of an increase in net cash provided from transactions relating to our short-term investment account in the amount of $1,065,438 and an increase in cash provided by the sale of machinery and equipment in the amount of $166,150, partially offset by a net increase in cash used for the acquisition of patents and trademarks and in the acquisition of machinery and equipment in the aggregate amount of $204,413.

Net cash used in financing activities

During the six months ended June 30, 2019, cash used in financing activities was $400,000 resulting from a principal payment on a note payable

During the six months ended June 30, 2018, cash used in financing activities was $282,500 resulting from a principal payment on a note payable in the amount of $500,000 that was partially offset by cash provided from the exercise of stock options in the amount of $217,500.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASU 2016-02, Leases, on January 1, 2019 as more fully described in Note 3 to our Consolidated Financial Statements.

Inflation

Inflation did not have a material effect on our operating results for the six months ended June 30, 2019 and 2018, respectively.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on us.

Crede Settlement

On June 19, 2019, the Company, Crede CG III, LTD. (“Crede”) and Terren Peizer (“Peizer”) participated in a settlement conference meeting as required by the United States District Court for the Southern District of New York (the “SDNY Court”) in the case entitled Crede CG III, LTD. v. 22nd Century Group, Inc. Subsequently, the Company, Crede and Peizer entered into a settlement agreement that settled this case, with the effective date of the settlement agreement being on July 22, 2019. Under the terms of the settlement agreement: (i) the Company issued to Crede on July 25, 2019 an aggregate of Nine Hundred Ninety Thousand (990,000) shares of common stock of the Company in full satisfaction of the cashless exchange of the Tranche 1A warrant and in settlement of all disputes between Crede, Peizer and the Company; (ii) Crede granted a proxy to the Company for a period of five (5) years for the Company to vote all of the shares of common stock of the Company owned by Crede in favor of the recommendations by the Company’s Board of Directors (excluding any extraordinary transactions); (iii) Crede agreed to not purchase, borrow or short any securities of the Company; and (iv) the Company, Crede and Peizer agreed to mutual releases of all claims between the parties and the dismissal of all the litigation claims and counterclaims with prejudice. Even though the Company believed that the claims in the Crede case were frivolous and without merit, the Company determined in the business judgment of its Board of Directors and management that it was in the best interests of the Company and its shareholders to settle the Crede litigation.

The Company accrued an expense related to the settlement of this case during the second quarter of 2019 in the amount of $1,890,900, which is equal to the fair value of the 990,000 shares of Company common stock on July 22, 2019.

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409. The Complaint alleges that Plaintiff Mr. Bull purchased shares of the Company’s common stock. Mr. Bull sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553. The Complaint filing alleges that the Plaintiff Mr. Fitch purchased shares of the Company’s common stock. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs.

On March 25, 2019, Plaintiffs’ counsel in the Fitch litigation filed a motion in both actions: (1) proposing Joseph Noto, Garden State Tire Corp, and Stephens Johnson for Mr. Fitch as purportedly representative plaintiffs, (2) moving to consolidate the Fitch litigation with the Bull litigation, and (3) seeking to be appointed as lead counsel in the consolidated action. Plaintiffs’ counsel in the Bull litigation filed and then withdrew a comparable motion seeking to consolidate the cases and be appointed as lead counsel.

On May 28, 2019, plaintiff in the Fitch case voluntarily dismissed that action. The motion to designate Joseph Noto, Garden State Tire Corp, and Stephens Johnson as lead plaintiffs remains pending.

We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 11, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed and transferred the stayed action to the Western District of New York. On July 30, 2019, the parties filed a joint stipulation and proposed order to consolidate this litigation with the below-referenced Mathew litigation.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties by allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 12, 2019, the parties jointly filed a Stipulated Notice of Removal in United States District Court for the Western District of New York. On the same date, the parties also filed a joint stipulation staying the litigation. On April 23, 2019, the parties jointly filed an Amended Stipulated Notice of Removal in the Western District of New York. On May 3, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed.

On June 10, 2019, Judy Rowley filed a shareholder derivative claim against the Company, the Company’s Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Judy Rowley, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer, and 22nd Century Group, Inc., Index No. 807214/2019. Ms. Rowley brings this action derivatively alleging that the director defendants supposedly breached their fiduciary duties by allegedly allowing the Company to make false statements. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On July 30, 2019, the parties filed a joint stipulation to accept service of the Complaint and to stay the litigation.

Shareholder Derivative Demand

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer. On February 28, 2019, the Board appointed a Special Committee of independent directors and instructed the Committee to assess whether pursuing the claims detailed in the demand letter would be in the best interests of the Company. On May 7, 2019, after Mr. McClendon sold his shares, the Company received a similar demand letter from attorneys representing Jeremy Houck, a shareholder of the Company.

Item 1A. Risk Factors

Our risk factors have not changed materially from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Item 5.02:	Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

Effective August 3, 2019, the Board of Directors of the Company appointed Clifford B. Fleet as President and Chief Executive Officer of the Company. In addition, Mr. Fleet was appointed to the Company’s Board of Directors as a Class I Director for a term to expire in 2021.

Mr. Fleet, age 49, has served as a strategic advisor to the Company since December 2018. Prior to such time, Mr. Fleet served as the President and Chief Executive Officer of Philip Morris USA (“PM USA”) from 2013 to 2017, where he oversaw PM USA and John Middleton, a leading manufacturer of machine-made cigars. Since departing PM USA in 2017, Mr. Fleet has supported numerous businesses and non-profits as a Managing Partner at SIR, a strategic management consultancy based in Richmond, VA.

The compensation and employment agreement of Mr. Fleet are in the process of being finalized and will be disclosed in a subsequently filed Form 8-K.

There are no family relationships between Mr. Fleet and any director, executive officer or person nominated or chosen by the Company to become a director or executive officer. Additionally, there have been no transactions involving Mr. Fleet that would require disclosure under Item 404(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 7, 2019	/s/ Clifford B. Fleet
Clifford B. Fleet
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 7, 2019	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

