Form 10-Q
period 2019-09-30
22nd Century Group, Inc.
filed 2019-11-07
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

As of November 7, 2019, there were 125,772,581 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2019 with Comparative Figures at December 31, 2018

	September 30,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$617,783	$604,925
Short-term investment securities	43,101,178	55,748,939
Accounts receivable, net	773,968	871,293
Inventory, net	2,384,130	3,043,949
Prepaid expenses and other assets	872,905	928,420
Total current assets	47,749,964	61,197,526

Property, plant and equipment:
Machinery and equipment, net	3,241,344	3,260,748
Operating leases right-of-use assets, net	655,193	-
	3,896,537	3,260,748

Other assets:
Intangible assets, net	8,535,711	9,751,504
Investment	1,682,048	3,092,358
Total other assets	10,217,759	12,843,862

Total assets	$61,864,260	$77,302,136

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$576,736	$689,148
Operating lease obligations	217,013	-
Accounts payable	1,646,780	2,574,840
Accrued expenses	1,796,186	1,826,481
Accrued severance	196,274	-
Deferred income	594,339	83,075
Total current liabilities	5,027,328	5,173,544

Long-term liabilities:
Notes payable	589,359	848,217
Operating lease obligations	438,181	-
Accrued severance	499,388	-
Total liabilities	6,554,256	6,021,761

Commitments and contingencies (Note 9)	-	-

Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
125,772,581 common shares (124,642,593 at December 31, 2018)	1,258	1,246
Capital in excess of par	174,689,019	170,392,249
Accumulated other comprehensive income	114,322	21,363
Accumulated deficit	(119,494,595)	(99,134,483)
Total shareholders' equity	55,310,004	71,280,375

Total liabilities and shareholders' equity	$61,864,260	$77,302,136

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Three Months Ended September 30,

(unaudited)

	2019	2018
Revenue:
Sale of products, net	$6,461,914	$6,260,158

Cost of goods sold (exclusive of depreciation shown separately below):
Products	6,482,982	6,109,209

Gross (loss) profit	(21,068)	150,949

Operating expenses:
Research and development (including equity-based compensation of $57,911 and $140,692, respectively)	1,992,687	4,009,808
Sales, general and administrative (including equity-based compensation of $1,382,314 and $332,141, respectively)	4,059,005	1,997,958
Impairment	1,142,349	-
Depreciation	157,654	132,846
Amortization	232,753	219,171
	7,584,448	6,359,783

Operating loss	(7,605,516)	(6,208,834)

Other income (expense):
Unrealized (loss) gain on investment	(2,959,898)	3,923,156
Realized gain on investments	-	8,345,880
Realized gain (loss) on short-term investment securities	90,489	(6,272)
Interest income, net	242,003	255,155
Interest expense	(12,795)	(4,431)
	(2,640,201)	12,513,488

(Loss) income before income taxes	(10,245,717)	6,304,654

Income taxes	-	-
Net (loss) income	$(10,245,717)	$6,304,654
Other comprehensive (loss) income:
Unrealized gain on short-term investment securities	3,032	33,386
Reclassification of (gains) losses to net (loss) income	(90,489)	6,272
	(87,457)	39,658

Comprehensive (loss) income	$(10,333,174)	$6,344,312

Net (loss) income per common share - basic	$(0.08)	$0.05
Net (loss) income per common share - diluted	$(0.08)	$0.04

Common shares used in basic net (loss) income per share calculation	125,420,277	124,376,061
Common shares used in diluted net (loss) income per share calculation	125,420,277	144,382,479

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

Nine Months Ended September 30,

(unaudited)

	2019	2018
Revenue:
Sale of products, net	$18,570,541	$19,291,110

Cost of goods sold (exclusive of depreciation shown separately below):
Products	18,780,819	18,906,869

Gross (loss) profit	(210,278)	384,241

Operating expenses:
Research and development (including equity-based compensation of $228,185 and $1,705,422, respectively)	6,430,738	11,307,984
Sales, general and administrative (including equity-based compensation of $2,177,696 and $1,013,515, respectively)	9,119,090	6,348,059
Impairment	1,142,349	-
Depreciation	439,955	388,668
Amortization	671,105	557,648
	17,803,237	18,602,359

Operating loss	(18,013,515)	(18,218,118)

Other income (expense):
Unrealized (loss) gain on investments	(1,410,310)	10,070,244
Realized gain on investments	-	8,345,880
Realized gain (loss) on short-term investment securities	146,382	(48,461)
Litigation expense	(1,890,900)	-
Gain on the sale of machinery and equipment	87,351	-
Warrant liability gain - net	-	48,711
Interest income, net	757,429	758,665
Interest expense	(36,550)	(4,431)
	(2,346,598)	19,170,608

(Loss) income before income taxes	(20,360,113)	952,490

Income taxes	-	-

Net (loss) income	$(20,360,113)	$952,490
Other comprehensive income:
Unrealized gain (loss) on short-term investment securities	239,341	(36,987)
Reclassification of (gains) losses to net (loss) income	(146,382)	48,461
	92,959	11,474

Comprehensive (loss) income	$(20,267,154)	$963,964

Net (loss) income per common share - basic	$(0.16)	$0.01
Net (loss) income per common share - diluted	$(0.16)	$0.01

Common shares used in basic net (loss) income per share calculation	124,911,837	124,237,003
Common shares used in diluted net (loss) income per share calculation	124,911,837	144,243,421

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(unaudited)

	Three and Nine Months Ended September 30, 2019
				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2018	124,642,593	$1,246	$170,392,249	$21,363	$(99,134,483)	$71,280,375

Stock issued in connection with option exercises	17,407	1	(1)	-	-	-

Equity-based compensation	-	-	448,905	-	-	448,905

Unrealized gain on short-term investment securities	-	-	-	146,899	-	146,899

Reclassification of losses to net loss	-	-	-	16,021	-	16,021

Net loss	-	-	-		(2,072,713)	(2,072,713)

Balance at March 31, 2019	124,660,000	1,247	$170,841,153	184,283	(101,207,196)	69,819,487

Stock issued in connection with option exercises	13,936	-	-	-	-	-

Equity-based compensation	-	-	516,752	-	-	516,752

Unrealized gain on short-term investment securities	-	-	-	89,410	-	89,410

Reclassification of gains to net loss	-	-	-	(71,914)	-	(71,914)

Net loss	-	-	-	-	(8,041,682)	(8,041,682)

Balance at June 30, 2019	124,673,936	1,247	171,357,905	201,779	(109,248,878)	62,312,053

Stock issued in connection with option exercises	8,645	-	-	-	-	-

Equity-based compensation	100,000	1	1,440,224	-	-	1,440,225

Stock issued in connection with litigation expense	990,000	10	1,890,890	-	-	1,890,900

Unrealized gain on short-term investment securities	-	-	-	3,032	-	3,032

Reclassification of gains to net loss	-	-	-	(90,489)	-	(90,489)

Net loss	-	-	-	-	(10,245,717)	(10,245,717)

Balance at September 30, 2019	125,772,581	$1,258	$174,689,019	$114,322	$(119,494,595)	$55,310,004

	Three and Nine Months Ended September 30, 2018
				Accumulated
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Loss	Deficit	Equity
Balance at December 31, 2017	123,569,367	$1,236	$166,592,536	$-	$(91,167,572)	$75,426,200

Stock issued in connection with warrant exercises	426,180	4	(4)	-	-	-

Stock issued in connection with option exercises	315,540	3	217,497	-	-	217,500

Equity-based compensation	-	-	563,876	-	-	563,876

Net income	-	-	-	-	1,386,488	1,386,488

Balance at March 31, 2018	124,311,087	1,243	167,373,905	-	(89,781,084)	77,594,064

Equity-based compensation	-	-	1,682,228	-	-	1,682,228

Unrealized loss on short-term investment securities	-	-	-	(28,184)	-	(28,184)

Reclassification of losses to net loss	-	-	-	-	-	-

Net loss	-	-	-		(6,738,652)	(6,738,652)

Balance at June 30, 2018	124,311,087	1,243	169,056,133	(28,184)	(96,519,736)	72,509,456

Stock issued in connection with warrant exercises	63,832	1	(1)	-	-	-

Stock issued in connection with option exercises	26,549	-	-	-	-	-

Equity-based compensation	-	-	472,833	-	-	472,833

Unrealized loss on short-term investment securities	-	-	-	-	-	-

Reclassification of warrant liability to capital in excess of par	-	-	167,779	-	-	167,779

Unrealized gain on short-term investment securities	-	-	-	39,658	-	39,658

Net income	-	-	-	-	6,304,654	6,304,654

Balance at September 30, 2018	124,401,468	$1,244	$169,696,744	$11,474	$(90,215,082)	$79,494,380

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30,

(unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss) income	$(20,360,113)	$952,490
Adjustments to reconcile net (loss) income to cash used in operating activities:
Impairment	1,142,349	-
Amortization and depreciation	932,182	856,931
Amortization of license fees	178,877	89,385
Lease expense	159,082	-
Severance expense	720,838
Unrealized loss (gain) on investment	1,410,310	(10,070,244)
Realized gain on the sale of investments	-	(8,345,880)
Realized (gain) loss on short-term investment securities	(146,382)	48,461
Litigation Expense	1,890,900	-
Gain on the sale of machinery and equipment	(87,351)	-
Warrant liability gain - net	-	(48,711)
Accretion of interest on notes payable and accrued severance	33,347	4,431
Equity-based compensation	2,405,881	2,718,937
Inventory write-off	881,588	-
Decrease in inventory reserves	-	(35,000)
(Increase) decrease in assets:
Accounts receivable	97,325	20,841
Inventory	(221,767)	(12,730)
Prepaid expenses and other assets	55,515	(533,282)
Increase (decrease) in liabilities:
Operating lease obligations	(159,082)	-
Accounts payable	(1,082,216)	1,420,417
Accrued expenses	(30,295)	(85,325)
Accrued severance	(29,793)	-
Deferred income	511,264	457,660
Net cash used in operating activities	(11,697,541)	(12,561,619)
Cash flows from investing activities:
Acquisition of patents and trademarks	(443,504)	(318,773)
Acquisition of machinery and equipment	(499,350)	(365,349)
Proceeds from the sale of machinery and equipment	166,150	-
Proceeds from the sale of investments	-	13,051,503
Sales and maturities of short-term investment securities	15,966,007	30,465,534
Purchase of short-term investment securities	(3,078,904)	(32,889,120)
Net cash provided by investing activities	12,110,399	9,943,795
Cash flows from financing activities:
Payment on note payable	(400,000)	(500,000)
Proceeds from exercise of stock options	-	217,500
Net cash used in financing activities	(400,000)	(282,500)
Net increase (decrease) in cash and cash equivalents	12,858	(2,900,324)
Cash and cash equivalents - beginning of period	604,925	3,659,534
Cash and cash equivalents - end of period	$617,783	$759,210

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$3,203	$-
Cash paid during the period for income taxes	$-	$-
Non-cash transactions:
Patent and trademark additions included in accounts payable	$154,157	$338,212
Machinery and equipment additions included in accounts payable	$-	$13,873
Right-of-use assets and corresponding operating lease obligations	$814,275	$-
License acquired with note payable	$-	$1,175,226
Reclassification of warrant liability to capital in excess of par	$-	$167,779
Common stock issued in connection with litigation expense	$1,890,900	$-

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The balance sheet as of December 31, 2018 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Reclassifications - Certain items in the 2018 financial statements have been reclassified to conform to the 2019 classification. During the third quarter of 2019, the Company combined sales and marketing expenses with general and administrative expenses to create a single line item in the operating expense section of the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income titled sales, general and administrative expenses. The comparative classifications for 2018 have been reclassified to conform to the new presentation.

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

Short-term investment securities - The Company’s short-term investment securities are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, U.S. treasury securities, and commercial paper with maturities greater than three months at the time of acquisition. The Company’s short-term investment securities are carried at fair value within current assets on the Company’s Consolidated Balance Sheets. The Company views its available-for-sale securities as available for use in current operations regardless of the stated maturity date of the security. The Company’s investment policy states that all investment securities must have a maximum maturity of twenty-four (24) months or less and the maximum weighted maturity of the investment securities must not exceed twelve (12) months. All the Company’s short-term investment securities are fixed-income debt instruments, and accordingly, all unrealized gains and losses incurred on the short-term investment securities (the adjustment to fair value) are recorded in other comprehensive income or loss on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Realized gains and losses on short-term investment securities are recorded in the other income (expense) portion of the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Interest is recorded on the accrual basis and presented net of investment related fees in interest income.

Accounts receivable - The Company periodically reviews aged account balances for collectability. The Company established an allowance for doubtful accounts of $0 at both September 30, 2019 and December 31, 2018.

Inventory - Inventories are valued at the lower of cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. During the third quarter of 2019, the Company wrote off tobacco inventory with a cost of $881,588 and this cost in included in research and development expenses on the Company’s Consolidated Statement of Operations and Comprehensive (Loss) Income. Inventories at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Inventory - tobacco leaf	$812,206	$1,556,581
Inventory - finished goods
Cigarettes and filtered cigars	111,945	156,702
Inventory - raw materials
Cigarette and filtered cigar components	1,559,979	1,430,666
	2,484,130	3,143,949
Less: inventory reserve	100,000	100,000

	$2,384,130	$3,043,949

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

Intangible Assets - Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette product. The amounts capitalized relate to intellectual property that the Company owns or to which it has exclusive rights. The Company’s intellectual property capitalized costs are amortized using the straight-line method over the remaining statutory life of the granted patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2019 to 2036. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which patent expiration dates are expected to range from 2019 through 2036. The Company believes costs associated with becoming a signatory to the MSA and acquiring a predicate cigarette product have an indefinite life and as such, no amortization is taken. Total intangible assets at September 30, 2019 and December 31, 2018 consisted of the following:

During the third quarter of 2019, in connection with the Company’s recent management changes, the Company decided on a going-forward basis that it will be concentrating its business and scientific resources, personnel and efforts on the portion of our intellectual property portfolio (patents, patent applications and trademarks) that relate to very low nicotine tobacco plants and potential products, as well as unique hemp/cannabis plants and potential products, in order to more strategically pursue our objectives. Accordingly, during the third quarter of 2019, we recorded a non-cash impairment charge of $1,142,349 (cost of $2,092,485 less accumulated amortization of $950,136) relating to patent and trademark costs not associated with these strategic objectives. This impairment charge is included as a separate line item in operating expenses on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

	September 30,	December 31,
	2019	2018
Intangible assets, net
Patent and trademark costs	$7,734,434	$7,136,774
Less: impairment	2,092,485	-
Patent and trademark costs after impairment	5,641,949	7,136,774
Less: accumulated amortization before impairment	3,686,792	3,194,565
Accumulated amortization relating to impairment costs	950,136	-
Accumulated amortization after impairment	2,736,656	3,194,565
Patent and trademark costs, net	2,905,293	3,942,209

License fees, net (see Note 9)	3,776,427	3,776,426
Less: accumulated amortization	648,009	469,131
License fees, net	3,128,418	3,307,295

MSA signatory costs	2,202,000	2,202,000

License fee for predicate cigarette product	300,000	300,000

	$8,535,711	$9,751,504

Amortization expense relating to the above intangible assets for the three and nine months ended September 30, 2019 amounted to $232,753 and $671,105, respectively ($219,171 and $557,648 for the three and nine months ended September 30, 2018, respectively).

The estimated annual average amortization expense for the next five years is approximately $343,600 for patent costs and $236,000 for license fees.

Impairment of Long-Lived Assets - The Company reviews the carrying value of its amortizing long-lived assets whenever events or changes in circumstances indicate that the historical cost-carrying value of an asset may no longer be recoverable. The Company assesses recoverability of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the estimated future undiscounted net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. In connection with our recent management changes, there was a non-cash impairment loss recorded during the three and nine months ended September 30, 2019 of approximately $1,142,000 (see the above disclosures relating to intangible assets), and no impairments were recorded during the three and nine months ended September 30, 2018.

Income Taxes - The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and GAAP reporting, and for operating losses and credit carryforwards.

As a result of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets as of September 30, 2019 and December 31, 2018. Additionally, because the Company has a full valuation allowance offsetting its deferred tax assets and as a result has an effective tax rate of zero, the Company has elected to present other comprehensive income items relating to net unrealized gains on short-term investment securities gross and not net of taxes.

The Company’s federal and state tax returns for the years ended December 31, 2016 through December 31, 2018 are currently open to audit under the statutes of limitations. There were no pending audits as of September 30, 2019.

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. The manufacturing process is completed daily and, therefore, there were no performance obligations partially satisfied at September 30, 2019. For the contract where the performance obligation is satisfied at a point in time, the Company recognizes revenue when the product is transferred to the customer. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at September 30, 2019 and December 31, 2018.

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

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition. For the three and nine months ended September 30, 2019, net sales revenue from products transferred over time amounted to approximately $3,835,000 and $11,491,000, respectively (approximately $3,987,000 and $12,479,000 for the three and nine months ended September 30, 2018, respectively), and net sales revenue from products transferred at a point in time amounted to approximately $2,627,000 and $7,080,000, respectively (approximately $2,273,000 and $6,812,000 for the three and nine months ended September 30, 2018, respectively).

The Company had certain customers whose revenue individually represented 10% or more the Company’s total revenue and whose accounts receivable balances individually represented 10% or more the Company’s total accounts receivable. For the three and nine months ended September 30, 2019, and 2018, three customers accounted for over 90% of our revenue and approximately 97% and 92%, respectively, of accounts receivable at September 30, 2019 and December 31, 2018.

Derivatives - The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. Derivative financial instruments are initially recorded at fair market value and then are revalued at each reporting date, with changes in fair value reported in the Consolidated Statements of Operations and Comprehensive (Loss) Income. The classification of derivative instruments is evaluated at the end of each reporting period. Derivative instruments are classified on the balance sheet as current or non-current based on if the net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

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

The Company has an investment in stock warrants that are considered equity securities under ASC 321 – Investments – Equity Securities and a derivative instrument under ASC 815 – Derivatives and Hedging. The stock warrants are not designated as a hedging instrument, and in accordance with ASC 815, the Company’s investment in stock warrants are recorded at fair value with changes in fair value recorded in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

NOTE 2. - MACHINERY AND EQUIPMENT

Machinery and equipment at September 30, 2019 and December 31, 2018 consisted of the following:

	Useful Life	September 30, 2019	December 31, 2018
Cigarette manufacturing equipment	3 - 10 years	$4,841,828	$4,608,267
Office furniture, fixtures and equipment	5 years	152,454	135,909
Laboratory equipment	5 years	124,627	104,709
Leasehold improvements	6 years	256,604	169,362
		5,375,513	5,018,247
Less: accumulated depreciation		2,134,169	1,757,499
Machinery and equipment, net		$3,241,344	$3,260,748

Depreciation expense was $157,654 and $439,955 for the three and nine months ended September 30, 2019, respectively ($132,846 and $388,668 for the three and nine months ended September 30, 2018, respectively).

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

The Company leases a manufacturing facility and warehouse located in North Carolina on a triple net lease basis with a monthly lease payment of $14,094. As of January 1, 2019, the lease had a remaining term of thirty-four (34) months including all renewal options. Under the new guidance, the Company recorded a ROU asset and a corresponding lease obligation in the amount of $446,950 on January 1, 2019 and recorded a lease expense for the three and nine months ended September 30, 2019 of approximately $42,300 and $126,800, respectively.

On October 4, 2017, the Company entered a lease for office space at a location in Williamsville, New York with an initial monthly lease payment of $6,375 per month for the first three years of the lease. The monthly lease payment increases by 5% annually for the remainder of the lease. As of January 1, 2019, the lease had a remaining term of sixty-two (62) months including all renewal options. Under the new guidance, the Company recorded a ROU asset and a corresponding lease obligation in the amount of $367,325 on January 1, 2019 and recorded a lease expense for the three and nine months ended September 30, 2019 of approximately $20,300 and $60,800, respectively.

As of September 30, 2019, the ROU assets and corresponding operating lease obligations had a balance of $655,193, with $217,013 and $438,180 of the operating lease obligation shown as current and long-term, respectively.

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

On August 14, 2017, the Company entered into a lease for warehouse space in North Carolina to store and operate tobacco leaf processing equipment, to store the Company’s proprietary tobacco leaf and to store inventory used in the Company’s contract manufacturing business. The lease calls for a monthly payment of $4,665, and expires on August 14, 2020.

On May 1, 2016, the Company entered a sublease for laboratory space in Buffalo, New York. After a series of sublease amendments that increased the subleased laboratory space and monthly sublease payment, on February 21, 2018 the Company entered into a new sublease amendment that further increased the lab space, extended the sublease term through September 30, 2019 and called for a monthly sublease payment of $5,540 beginning on March 1, 2018. On June 21, 2019, the Company entered a temporary lease extension through August 31, 2019. The temporary lease was further extended by six months through February 29, 2020. The lease expense for the three and nine months ended September 30, 2019 amounted to approximately $17,000 and $51,000, respectively ($17,000 and $45,000 for three and nine months ended September 30, 2018, respectively).

The Company is currently in discussions with the lessors of the above two leases for these facilities to amend the leases. Any new leases that may result from these discussions will be evaluated under the new lease guidance.

NOTE 4. - INVESTMENT

The Company (through its wholly-owned subsidiary, Botanical Genetics) held an equity investment in Anandia Laboratories, Inc. (“Anandia”), a Canadian plant biotechnology company. On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora Cannabis, Inc. (“Aurora”), a Canadian company (NYSE: ACB and TSX: ACB), and as a result the Company received in exchange for its Anandia equity: (i) 1,947,943 free trading shares of Aurora common stock, and (ii) a stock warrant to purchase 973,971 shares of Aurora common stock. The Company sold all the shares of Aurora common stock during the third quarter of 2018, but retains ownership of the stock warrant to purchase 973,971 shares of Aurora common stock as of September 30, 2019. The stock warrant has a five-year contractual term, an exercise price of $9.37 per share (Canadian Dollars; approximately $7.05 per share U.S. Dollars at September 30, 2019), is currently exercisable, is considered an equity security, and is recorded at fair value (Level 3 of the valuation hierarchy). The Company recorded the fair value of the Aurora common stock warrant of $1,682,048 and $3,092,358 at September 30, 2019 and December 31, 2018, respectively, using the Black-Scholes pricing model and was classified within Other assets on the Company’s Consolidated Balance Sheets. The Company recorded an unrealized loss, the adjustment to fair value, in the amount of $2,959,898 and $1,410,310 for the three and nine months ended September 30, 2019, respectively. The Company recorded an unrealized gain, the adjustment to fair value, in the amount of $3,923,156 for the three and nine months ended September 30, 2018, respectively.

Effective January 1, 2018, the Company adopted Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changed how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, the Company was required to measure its investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. As allowed by ASU 2016-01, since the Company’s investment in Anandia did not have readily determinable fair value, the Company elected to account for its investment at cost. The cost basis is required to be adjusted in the event of impairment, if any, and for any observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of, an equity issuance in January of 2018 by Anandia that was considered an orderly transaction, the Company recorded an unrealized gain on its investment in Anandia in the amount of $6,147,088 during the first quarter of 2018. There were no further changes in the fair value of the Company’s equity investment in Anandia through the acquisition of Anandia by Aurora on August 8, 2018, as discussed above.

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

The following table presents information about our assets and liabilities measured at fair value at September 30, 2019 and December 31, 2018, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Asset and Liabilities at Fair Value
	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$13,162,876	$-	$-	$13,162,876
Corporate bonds	-	26,740,868	-	26,740,868
U.S. treasury securities	-	1,997,813	-	1,997,813
U.S. government agency bonds	-	1,199,621	-	1,199,621
Total short-term investment securities	$13,162,876	$29,938,302	$-	$43,101,178
Investment:
Stock warrant	$-	$-	$1,682,048	$1,682,048

	Asset and Liabilities at Fair Value
	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$10,083,972	$-	$-	$10,083,972
Corporate bonds	-	38,579,055	-	38,579,055
U.S. treasury securities	-	2,970,900	-	2,970,900
U.S. government agency bonds	-	4,115,012	-	4,115,012
Total short-term investment securities	$10,083,972	$45,664,967	$-	$55,748,939

Investment:
Stock warrant	$-	$-	$3,092,358	$3,092,358

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

The investment in the Aurora stock warrant is measured at fair value using the Black-Scholes pricing model and is classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 68.5% and 92% at September 30, 2019 and December 31, 2018, respectively. A 20% increase or decrease in the volatility factor used at September 30, 2019 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $427,000.

The following table sets forth a summary of the changes in fair value of the Company’s stock warrant (Level 3 asset) since December 31, 2017:

Fair value at December 31, 2017	$-
Fair value of stock warrants acquired on August 8, 2018	2,807,958
Unrealized gain as a result of change in fair value	284,400
Fair value at December 31, 2018	3,092,358
Unrealized gain as a result of change in fair value first quarter 2019	2,973,533
Fair value at March 31, 2019	6,065,891
Unrealized loss as a result of change in fair value second quarter 2019	(1,423,945)
Fair value at June 30, 2019	4,641,946
Unrealized loss as a result of change in fair value third quarter 2019	(2,959,898)
Fair value at September 30, 2019	$1,682,048

The following tables sets forth a summary of the Company’s available-for-sale securities in its short-term investment account from amortized cost basis to fair value at September 30, 2019 and December 31, 2018:

	Available-for-Sale Securities – September 30, 2019
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$26,656,949	$104,186	$(20,266)	$26,740,869
U.S. treasury securities	1,967,031	30,781	-	1,997,812
U.S. government agency bonds	1,200,000	-	(379)	1,199,621

	$29,823,980	$134,967	$(20,645)	$29,938,302

	Available-for-Sale Securities – December 31, 2018
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$38,579,541	$48,796	$(49,282)	$38,579,055
U.S. treasury securities	2,959,063	11,837	-	2,970,900
U.S. government agency bonds	4,099,321	15,691	-	4,115,012

	$45,637,925	$76,324	$(49,282)	$45,664,967

The following table sets forth a summary of the Company’s available-for-sale securities in its short-term investment account for amortized cost basis and fair value by contractual maturity at September 30, 2019 and December 31, 2018:

	Available-for-Sale Securities		Available-for-Sale Securities
	September 30, 2019		December 31, 2018
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$16,802,913	$16,889,015	$43,050,306	$43,082,677
Due after one year through two years	13,021,067	13,049,287	2,587,619	2,582,290

	$29,823,980	$29,938,302	$45,637,925	$45,664,967

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

On October 22, 2018, the Company entered into a License Agreement with the University of Kentucky. Under the terms of the License Agreement, the Company is obligated to pay the University of Kentucky milestone payments totaling $1,200,000, of which amount $300,000 was payable upon execution, $300,000 was paid on the first anniversary of the execution of the License Agreement and $300,000 will be payable annually over the next two years on the anniversary of the execution of the License Agreement. The Company has recorded the present value of the obligations under the License Agreement as a note payable that originally amounted to $1,151,201. The cost of the of acquired licenses amounted to $1,151,201 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2033.

After the accretion of interest during the three and nine months ended September 30, 2019 in the amount of $8,178 and $28,730, respectively, the balance remaining on these two notes payable as of September 30, 2019 amounted to $1,166,095, with $576,736 and $589,359 reported as current and long-term, respectively, on the Company’s Consolidated Balance Sheets (notes payable balance of $1,537,365 as of December 31, 2018, with $689,148 and $848,217 reported as current and long-term, respectively).

NOTE 7. - SEVERANCE LIABILITY

The Company recorded an accrual for employee severance during the third quarter of 2019 in the initial amount of $720,838 in accordance with FASB ASC 712 - “Compensation – Nonretirement Postemployment Benefits.” The severance accrual relates to the resignation of the Company’s former President and Chief Executive Officer (the “former CEO”) effective July 26, 2019. Concurrent with the former CEO’s resignation, the Company entered into a Consulting Agreement (the “Agreement”) with the former CEO. The Agreement calls for the Company to pay a monthly consulting fee to the former CEO in the amount of $16,667 plus health insurance benefits for a period of forty-two months. The Company concluded that the terms of the Agreement met the severance criteria in ASC 712 and accordingly, a severance accrual was recorded. The Company computed the present value of the payments called for under the Agreement and recorded an initial severance liability in the amount of $720,838. After payments under the Agreement and the accretion of interest during the third quarter of 2019, the accrued severance balance remaining at September 30, 2019 was $695,662 with $196,274 and $499,388, respectively, shown as current and long-term accrued severance on the Company’s Consolidated Balance Sheets.

NOTE 8. - WARRANTS FOR COMMON STOCK

At September 30, 2019, the Company had outstanding warrants to purchase 11,293,211 shares of common stock of the Company with an exercise price of $2.15 per share and an expiration date of December 20, 2022.

The Company’s outstanding warrants at September 30, 2019 do not include anti-dilution features and therefore are not considered derivative instruments and do not have an associated warrant liability.

The following table summarizes the Company’s warrant activity since December 31, 2017:

Number of Warrants
Warrants outstanding at December 31, 2017	12,088,080
Warrants exercised during 2018	(794,869)
Warrants outstanding at September 30, 2019 and December 31, 2018	11,293,211

There were no warrants issued or exercised during the first nine months of 2019.

NOTE 9. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various license agreements and sponsored research and development agreements. The costs associated with the following three agreements are initially recorded as a Prepaid expense on the Company’s Consolidated Balance Sheets and subsequently expensed on a straight-line basis over the applicable period and included in Research and development costs on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The amounts expensed during the three and nine months ended September 30, 2019 were $56,250 and $209,202, respectively ($86,589 and $307,659 for three and nine months ended September 30, 2018, respectively).

Under its exclusive worldwide license agreement with North Carolina State University (“NCSU”), the Company is required to pay minimum annual royalty payments, which are credited against running royalties on sales of licensed products. The minimum annual royalty is $225,000. The license agreement continues through the life of the last-to-expire patent, which is expected to be 2022. The license agreement also requires a milestone payment of $150,000 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. During the three and nine months ended September 30, 2019, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $15,811 and $25,791, respectively ($38,394 and $72,502 for the three and nine months ended September 30, 2018, respectively).

On December 8, 2015, the Company entered into an additional license agreement (the “License”) with NCSU. Under the terms of the License, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $150,000. The License calls for the Company to pay NCSU a non-refundable, non-creditable minimum annual royalty in the amount of $15,000 in 2019, $25,000 in 2020 and 2021, and $50,000 per year thereafter for the remaining term of the License. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three and nine months ended September 30, 2019, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $841 and $11,740, respectively ($81,505 and $81,584 for the three and nine months ended September 30, 2018, respectively). This License continues through the life of the last-to-expire patent, expected to be in 2036.

On February 10, 2014, the Company entered into a sponsored research and development agreement (the “Agreement”) with NCSU. In February 2018, the Company finalized an additional extension to this Agreement through April 30, 2018 at a cost of $88,344. In May 2018, the Company finalized an additional extension to this Agreement through April 30, 2019 at a total cost of $121,357. During the three and nine months ended September 30, 2019 the Company expensed $0 and $40,452, respectively, under this Agreement ($30,339 and $50,585 for the three and nine months ended September 30, 2018, respectively).

Other license agreements - Additionally, the Company has entered into the following five license agreements and the costs associated with these license agreements are included in Intangible assets, net in the Company’s Consolidated Balance Sheets and the applicable license fees will be amortized over the term of the agreements based on their last-to-expire patent date. Amortization amounted to $59,794 and $178,877 for the three and nine months ended September 30, 2019, respectively ($40,374 and $89,385 for three and nine months ended September 30, 2018, respectively), and was included in Amortization expense on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

On August 27, 2014, the Company entered into an additional exclusive License Agreement (the “License Agreement”) with NCSU. Under the License Agreement, the Company paid NCSU a non-refundable, non-creditable lump sum license fee of $125,000, and the Company must pay to NCSU an additional non-refundable, non-creditable lump sum fee of $75,000 upon issuance of a U.S. utility patent included in the patent rights. The Company is obligated to pay to NCSU an annual minimum royalty fee of $30,000 in 2019 and $50,000 per year thereafter for the remaining term of the License Agreement. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred. During the three and nine months ended September 30, 2019, the aggregate costs incurred related to capitalized patent costs and patent maintenance expense amounted to $5,044 and $17,574, respectively ($2,140 and $11,605 for three and nine months ended September 30, 2018, respectively). The License Agreement continues through the life of the last-to-expire patent, which is expected to be in 2034.

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

On September 28, 2015, the Company’s wholly-owned subsidiary, Botanical Genetics, entered into a Sponsored Research Agreement (the “Agreement”) with Anandia Laboratories Inc. (“Anandia”). Pursuant to the Agreement, Anandia conducted research on behalf of the Company relating to the hemp/cannabis plant. During the three and nine months ended September 30, 2019, no expenses related to the Agreement were incurred ($0 and $130,850 for three and nine months ended September 30, 2018, respectively). On October 17, 2019, Anandia notified the Company that the Agreement has expired and Anandia continues to be in the process of transferring to the Company the Company’s share of all results, data and hemp germplasm developed by Anandia under the Agreement. Under the terms of the Agreement, the Company will continue to have co-exclusive worldwide rights with Anandia to all the intellectual property resulting from the sponsored research between the Company and Anandia. The party that commercializes such intellectual property in the future will pay royalties in varying amounts to the other party, with the amount of such royalties being dependent upon the type of products that are commercialized in the future. If either party sublicenses such intellectual property to a third-party, then the Company and Anandia will share equally in such sublicensing consideration. As discussed in Note 4, Anandia was purchased by Aurora on August 8, 2018 and has become a wholly-owned subsidiary of Aurora.

In December 2016, the Company entered into a new sponsored research agreement with the University of Virginia (“UVA”) and an exclusive license agreement with the University of Virginia Patent Foundation d/b/a University of Virginia Licensing & Ventures Group (“UVA LVG”) pursuant to which the Company will invest approximately $1,000,000 over a three-year period with UVA to create unique industrial hemp plants with levels of THC below the legal limits and optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and other legacy tobacco regions of the United States. This work with UVA will also involve the development and study of medically important cannabinoids to be extracted by UVA from the Company’s hemp plants. UVA and the Company will conduct all activities in this scientific collaboration within the parameters of state and federal licenses and permits held by UVA for such work. The agreements with UVA and UVA LVG grant the Company exclusive rights to commercialize all results of the collaboration in consideration of royalty payments by the Company to UVA LVG. During the three and nine months ended September 30, 2019, expenses related to the agreements amounted to $138,796 and $269,154, respectively ($116,265 and $296,443 for three and nine months ended September 30, 2018, respectively).

On May 1, 2018, the Company entered into a University Growing and Evaluation Agreement (the “Agreement”) with the University of Kentucky Research Foundation (“UKRF”) whereby UKRF will provide the Company with services relating to growing certain tobacco breeding lines of the Company. Under the Agreement, the Company is obligated to pay $75,000 to UKRF in three installments of $25,000 each through January 31, 2019. During the three and nine months ended September 30, 2019, expenses related to the Agreement amounted to $0 and $25,000, respectively ($25,000 and $50,000 for three and nine months ended September 30, 2018, respectively).

On February 1, 2019, the Company entered into a Master Collaboration and Research Agreement (the “Agreement”) with a Natural Good Medicines, LLC (“NGM”), the owners of certain hemp and cannabis plant lines (the “NGM Material”). The Agreement calls for NGM to cultivate, grow and process a certain amount of the NGM Material with the financial support of the Company. NGM has granted the Company certain exclusive rights to the hemp and cannabis plant lines of NGM. Additionally, three (3) years from the effective date of the Agreement, NGM and the Company will mutually share in the proceeds from the sale of non-propagating parts of the NGM Material. The Company’s total financial commitment under the Agreement is $403,000, which has been included in Research and development expenses on the Company’s Statements of Operations and Comprehensive (Loss) Income for the nine months ended September 30, 2019.

On April 3, 2019, the Company entered into a Framework Collaborative Research Agreement (the “Agreement”) with KeyGene N.V. (“KeyGene”) under which KeyGene has agreed to work exclusively with the Company with respect to the Cannabis Sativa L. plant and all uses thereof (the “Field”). The initial term is for five (5) years with an option for an additional two (2) years in consideration of the Company paying KeyGene an aggregate of Six Million United States Dollars ($6,000,000) over the initial term of the Agreement. A minimum of $1,200,000 will be paid annually during the initial term of the Agreement with a portion of such amount being paid based on KeyGene achieving certain milestone deliverables for the Company. The Company will exclusively own all results and all intellectual property relating to the results from this collaboration with KeyGene (“Results”). The Company will pay royalties in varying amounts to KeyGene relating to the Company’s commercialization in the Field of certain Results. The Company has granted KeyGene a license to commercialize the Results outside of the Field and KeyGene will pay royalties in varying amounts to the Company relating to KeyGene’s commercialization outside of the Field of the Results. The Agreement also includes customary termination provisions for both KeyGene and the Company as well as representations, warranties, and covenants by the parties that are customary for a transaction of this nature. During the three and nine months ended September 30, 2019, expenses related to the agreement amounted to approximately $295,000 and $610,000, respectively.

Modified Risk Tobacco Product Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Brand A Very Low Nicotine Content (“VLNC”) cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three and nine months ended September 30, 2019, the Company incurred expenses relating to these contracts in the approximate amount of $54,000 and $1,578,000, respectively ($3,135,000 and $7,155,000 for three and nine months ended September 30, 2018, respectively). The Company will continue to incur consulting and legal expenses as the MRTP Application continues through the FDA review process. The Company cannot currently quantify the additional expenses that the Company will incur in the FDA review process because it will involve various factors that are within the discretion and control of the FDA.

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

The Company accrued an expense related to the settlement of this case during the second quarter of 2019 in the amount of $1,890,900, which is equal to the fair value of the 990,000 shares of Company common stock on July 22, 2019. The accrual was reclassified to capital upon the issuance of the common stock during the third quarter of 2019.

Class Action Cases

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19-cv-00409. The Complaint alleges that Plaintiff Mr. Bull purchased shares of the Company’s common stock. Mr. Bull sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Ian Finch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19-cv-00553. The Complaint filing alleges that the Plaintiff Mr. Fitch purchased shares of the Company’s common stock. Mr. Fitch sues individually and seeks to bring a class action for persons or entities who acquired the Company’s common stock between February 18, 2016 and October 25, 2018, and alleges in Count I that the Company’s Annual Reports on Form 10-K for the years 2015, 2016 and 2017 allegedly contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and alleges in Count II that Messrs. Sicignano and Brodfuehrer are liable for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Complaint seeks declaratory relief, unspecified money damages, and attorney’s fees and costs.

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

On May 28, 2019, plaintiff in the Fitch case voluntarily dismissed that action. On August 1, 2019, the Court issued an order designating Joseph Noto, Garden State Tire Corp, and Stephens Johnson as lead plaintiffs.

On September 16, 2019, pursuant to a joint motion by the parties, the Court transferred the class action to federal district court in the Western District of New York, where it remains pending.

We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19-cv-00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a-9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 11, 2019, pursuant to a stipulation by the parties, the Court ordered this litigation stayed and transferred the stayed action to the Western District of New York.

On February 11, 2019, Stephen Mathew filed a shareholder derivative claim against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Stephen Mathew, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, John T. Brodfuehrer, Richard M. Sanders, Joseph Alexander Dunn, James W. Cornell, Nora B. Sullivan and 22nd Century Group, Inc., Index No. 801786/2019. Mr. Mathew brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties by allegedly allowing the Company to make false statements; (ii) the director defendants were allegedly unjustly enriched by allegedly benefitting from allegedly allowing the Company to make false statements; (iii) the defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iv) the individual defendants allegedly abused their ability to control and influence the Company; and (v) the individual defendants allegedly engaged in gross mismanagement. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On April 12, 2019, the parties jointly filed a Stipulated Notice of Removal in United States District Court for the Western District of New York. On April 23, 2019, the parties jointly filed an Amended Stipulated Notice of Removal in the Western District of New York. On May 3, 2019, pursuant to a stipulation from the parties, the Court ordered this litigation stayed.

On August 15, 2019, the Court consolidated the Mathew and Klein actions pursuant to a stipulation by the parties.

On June 10, 2019, Judy Rowley filed a shareholder derivative claim against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the Supreme Court of the State of New York, County of Erie, entitled: Judy Rowley, derivatively on behalf of 22nd Century Group, Inc. v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer, and 22nd Century Group, Inc., Index No. 807214/2019. Ms. Rowley brings this action derivatively alleging that the director defendants supposedly breached their fiduciary duties by allegedly allowing the Company to make false statements. The Complaint seeks declaratory relief, unspecified monetary damages, corrective corporate governance actions, and attorney’s fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims. On September 13, 2019, the Court ordered the litigation stayed pursuant to joint stipulation by the parties.

Shareholder Derivative Demand

On February 19, 2019, the Company received a demand letter from attorneys representing Van McClendon, a shareholder of the Company, in which Mr. McClendon demanded that the Company’s Board of Directors take action to pursue certain purported causes of action on behalf of the Company to remedy alleged breaches of fiduciary duties by each of the members of the Company’s Board of Directors, the Company’s Chief Executive Officer, Henry Sicignano III, and the Company’s Chief Financial Officer, John T. Brodfuehrer. On February 28, 2019, the Board appointed a Special Committee of independent directors and instructed the Committee to assess whether pursuing the claims detailed in the demand letter would be in the best interests of the Company. Subsequently, Mr. McClendon sold his shares and withdrew his demand. On May 7, 2019, after Mr. McClendon sold his shares, the Company received a similar demand letter from attorneys representing Jeremy Houck, a shareholder of the Company. Pursuant to the Board’s instruction, the Special Committee has been investigating whether pursuing the claims detailed in Mr. Houck’s demand letter would be in the best interest of the Company.

NOTE 10. - (LOSS) INCOME PER COMMON SHARE

The following table sets forth the computation of basic and diluted (loss) income per common share for the three-month periods ended September 30, 2019 and 2018, respectively:

	September 30, 2019	September 30, 2018
Net (loss) income attributed to common shareholders	$(10,245,717)	$6,304,654

Denominator for basic loss per share-weighted average shares outstanding	125,420,277	124,376,061

Effect of dilutive securities:
Warrants, restricted stock units and options outstanding	-	20,006,418

Denominator for diluted (loss) income per common share-weighted average shares adjusted for dilutive securities	125,420,277	144,382,479

Net (loss) income per common share – basic	$(0.08)	$0.05
Net (loss) income per common share – diluted	$(0.08)	$0.04

The following table sets forth the computation of basic and diluted (loss) income per common share for the nine-month periods ended September 30, 2019 and 2018, respectively:

	September 30, 2019	September 30, 2018
Net (loss) income attributed to common shareholders	$(20,360,113)	$952,490

Denominator for basic loss per share-weighted average shares outstanding	124,911,837	124,237,003

Effect of dilutive securities:
Warrants, restricted stock units and options outstanding	-	20,006,418

Denominator for diluted (loss) income per common share-weighted average shares adjusted for dilutive securities	124,911,837	144,243,421

Net (loss) income per common share – basic	$(0.16)	$0.01
Net (loss) income per common share – diluted	$(0.16)	$0.01

Dilutive securities outstanding at September 30, 2019 and 2018, respectively, are presented below. Securities outstanding at September 30, 2019 were excluded from the computation of loss per share because they would have been anti-dilutive.

	September 30, 2019	September 30, 2018
Warrants	11,293,211	11,293,211
Options	8,287,172	8,713,207
Restricted stock units	1,051,000	-
	20,631,383	20,006,418

NOTE 11. - EQUITY BASED COMPENSATION

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares to be reserved for issuance thereunder. On April 29, 2017, the stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares and on May 3, 2019, the stockholders approved an additional amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 15,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the OIP and the number of shares of common stock to underlie each such award under the OIP. As of September 30, 2019, the Company had available 5,757,115 shares remaining for future awards under the OIP.

During the nine months ended September 30, 2019, the Company issued awards for restricted stock units from the OIP for 1,151,000 shares to eligible individuals, with such restricted stock unit awards having vesting periods ranging from immediate to three years. During the nine months ended September 30, 2019, the Company issued stock option awards from the OIP for 600,000 shares having vesting periods of five and one-half to thirty-five months. During the nine months ended September 30, 2018, the Company issued stock option awards from the OIP for 1,131,841 shares to eligible individuals, with such stock option awards having vesting periods ranging from one to three years, and stock options issued to acquire 300,000 shares of Company common stock were scheduled to vest upon the attainment of various milestones. All restricted stock units were valued based on the stock price of the Company’s common stock on the date of the award and all stock option awards were valued using the Black-Scholes option-pricing model on the date of the award.

For the three and nine months ended September 30, 2019, the Company recorded compensation expense related to restricted stock unit and stock option awards granted under the OIP of $1,440,225 and $2,405,881, respectively (stock option awards granted under the OIP of $472,833 and $2,718,937 for three and nine months ended September 30, 2018, respectively). During the third quarter of 2019, in connection with the Company’s recent management changes, certain existing stock options were modified with respect to vesting and exercise dates. The modifications to the stock options, in accordance with ASC 718, resulted in compensation expense in 2019 of approximately $741,000. In addition, restricted stock units and stock options issued to the Company’s new CEO resulted in compensation expense during the third quarter of approximately $224,000.

As of September 30, 2019, unrecognized compensation expense related to non-vested stock options amounted to approximately $4,035,000, which is expected to be recognized as follows: approximately $788,000, $1,677,000, $657,000 and $105,000 during 2019, 2020, 2021 and 2022, respectively. Approximately $808,000 of the unrecognized compensation expense relates to previously issued stock options, with the vesting of such stock options being based on the achievement of a certain milestones.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used for the nine months ended September 30, 2019 and 2018:

	2019	2018
Risk-free interest rate (weighted average)	1.54%	2.97%
Expected dividend yield	0%	0%
Expected stock price volatility	70%	90%
Expected life of options (weighted average)	5.15 years	5.55 years

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

A summary of all stock option activity since December 31, 2017 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	8,156,691	$1.28
Granted in 2018	1,631,841	2.64
Exercised in 2018	(612,259)	0.87
Expired / cancelled in 2018	(504,191)	1.71
Outstanding at December 31, 2018	8,672,082	1.54
Granted in 2019	600,000	2.07
Exercised in 2019	(75,410)	0.93
Forfeited in 2019	(909,500)	2.13
Outstanding at September 30, 2019	8,287,172	$1.52	5.9 years	$6,808,227

Exercisable at September 30, 2019	6,182,688	$1.39	5.3 years	$5,861,172

The weighted average grant date fair value of stock options issued during the nine months ended September 30, 2019 and 2018 was $2.07 and $1.80, respectively. The total fair value of options that vested during the nine months ended September 30, 2019 and 2018 amounted to $2,279,810 and $2,392,207, respectively. There were 75,410 options exercised on a cashless basis during the nine months ended September 30, 2019 resulting in the issuance of 39,988 shares of the Company’s common stock. There were 327,134 options exercised on a cash and cashless basis during the nine months ended September 30, 2018 resulting in the issuance of 342,089 shares of the Company’s common stock and provided proceeds to the Company of $217,500 from such stock option exercises. Stock options to purchase 900,000 shares of the Company common stock were not exercised by a former employee’s beneficiaries during the twelve-month period following his death and have subsequently been returned to the OIP.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to monetize our intellectual property portfolio; our ability to achieve profitability; our ability to manage our growth effectively; the lack of implementation of the plan by the U.S. Food and Drug Administration (“FDA”) to regulate nicotine content in cigarettes; our ability to obtain FDA clearance for our Modified Risk Tobacco Product; our ability to gain market acceptance for our products; our ability to prevail in litigation; and our ability to maintain our rights to our intellectual property. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, which is available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

We are a plant biotechnology company focused on (i) developing reduced risk tobacco cigarettes and smoking cessation products produced from modifying the nicotine content in tobacco plants through genetic engineering and plant breeding, and (ii) research and development of unique hemp/cannabis plants through genetic engineering and plant breeding to alter levels of cannabinoids to be used for potential new medicines and to improve other agronomic traits for improved agricultural applications. We have a significant intellectual property portfolio of issued patents and patent applications relating to the tobacco and hemp/cannabis plants. Our management team is focused on monetizing our intellectual property portfolio; facilitating the timely implementation of the plan by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine; working to obtain a reduced exposure marketing authorization from the FDA for our Modified Risk Tobacco Product (“MRTP”) application to the FDA for our Very Low Nicotine Content (“VLNC”) cigarettes to be marketed in the United States under the proposed product name of “VLN®” cigarettes as containing 95% less nicotine than conventional tobacco cigarettes, and other related claims as may be approved by the FDA; seeking licensing agreements for our tobacco technology and/or our proprietary tobaccos; establishing international strategic partnerships to sell and distribute our proprietary tobacco and products; and developing and commercializing unique plant varieties of hemp for important new medicines and agricultural crops.

In tobacco, we have developed proprietary VLNC tobacco that grows with at least 95% less nicotine than conventional cigarette tobacco. In the year 2011, our Company developed its SPECTRUM® research cigarettes in collaboration with independent researchers and officials from the FDA, the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention (“CDC”). Since 2011, we have produced more than 28 million SPECTRUM® research cigarettes containing our proprietary VLNC tobaccos for use in independent clinical studies sponsored by agencies of the U.S. federal government. The main SPECTRUM® product line consists of a series of cigarette styles that vary nicotine yields over a range – from very low (97% less nicotine than tobacco contained in conventional cigarette products) to relatively high nicotine yields. SPECTRUM® features 24 styles, in both regular and menthol versions, with 8 different levels of nicotine. To date, we estimate that agencies of the United States federal government have invested more than $125 million in independent clinical studies using our SPECTRUM® research cigarettes. The results of these studies, as published in peer-reviewed publications (including but not limited to the New England Journal of Medicine, the Journal of the American Medical Association, and many others), show that our proprietary VLNC cigarettes containing our unique VLNC tobacco are associated with: (1) reduced smoking, (2) lower nicotine exposure, (3) increased quit attempts, and (4) lessened nicotine dependence, all with minimal evidence of nicotine withdrawal symptoms, compensatory smoking, or serious adverse events. A list of completed and published clinical studies using cigarettes made with our Company’s VLNC tobacco is shown on the Company’s website at http://www.xxiicentury.com/published-clinical-studies/.

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

In hemp/cannabis, we are developing proprietary hemp strains for important new medicines and agricultural crops. Our current activities in the United States involve only work with legal hemp in full compliance with U.S. federal and state laws. The hemp plant and the cannabis/marijuana plant are both part of the same cannabis sativa genus/species of plant, except that hemp has not more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”). The federal Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) legalized hemp and cannabinoids extracted from hemp in the U.S., but such extracts remain subject to state laws and the regulation by other U.S. federal agencies, such as the FDA and the U.S. Department of Agriculture (“USDA”). The same plant, with a higher THC content, is cannabis/marijuana, which is legal under certain state laws, but which is currently not legal under U.S. federal law. We work only with legal hemp in full compliance with federal and state laws. We have developed hemp plants with agronomically desirable traits for commercial uses and/or unique cannabinoid levels for possible extraction purposes. We believe that we have many types of superior and unique hemp plant varieties, including (i) hemp plants with low to no amounts of THC and other desirable agronomic traits for the legal hemp industry and (ii) hemp plants with high levels of cannabidiol (“CBD”) and other non-THC cannabinoids for the legal medical cannabinoid markets. In the United States, we have worked with the University of Virginia (“UVA”) to (i) create unique industrial hemp plants with levels of THC below 0.3%, which is the legal limit that defines hemp for optimal growth in Virginia, (ii) optimize other desirable hemp plant characteristics to improve the plant’s suitability for growing in Virginia and in similar legacy tobacco regions of the United States, and (iii) utilize high-value medical cannabinoid hemp varieties for use in human therapeutics. We have also obtained a license in the State of New York to research and grow hemp in that state. In Canada, we previously conducted sponsored research on the hemp plant with Anandia Laboratories in Vancouver, British Columbia, in full compliance with Canadian regulations. In Europe and the United States, we are working with KeyGene NV, global leader in plant research involving high-value genetic traits and increased crop yields, in an exclusive, worldwide collaboration that will focus on developing hemp/cannabis plants with exceptional cannabinoid profiles and other superior agronomic traits for medical, therapeutic and agricultural uses, among many other applications.

During the third quarter of 2019, in connection with our recent management changes, we decided on a going-forward basis that we will be concentrating our business and scientific resources, personnel and efforts on the portion of our intellectual property portfolio (patents, patent applications and trademarks) that relate to very low nicotine tobacco plants and potential products, as well as unique hemp/cannabis plants and potential products, in order to more strategically pursue our objectives. Accordingly, during the third quarter of 2019, we recorded a non-cash impairment charge of $1,142,349 related the portions of our intellectual property portfolio that are no longer areas of our focus on a going-forward basis. The non-cash impairment charge relates to the portion of our intellectual property portfolio relating to increased nicotine in tobacco; potentially reduced exposure products involving higher nicotine products; older scientific methods of working with genes in tobacco plants; methods of utilizing the biomass of tobacco plants; and trademarks that do not fit within the types of products that we desire to commercialize in the future. We further decided on a going-forward basis to narrow the countries in which we will support our intellectual property filings to more strategically focus on protecting our intellectual property in countries that are scientifically or commercially of highest importance rather than a broader focus. We intend to continue to review and refine our business and scientific focus, resources and efforts in the future in order to continue to strategically pursue our objectives in cost-effective ways. We also believe that certain portions of our intellectual property portfolio that we will not be utilizing in the future nevertheless still have value, so we will be investigating potential opportunities to out-license to third-parties those portions of our intellectual property portfolio that we will not be utilizing in the future, but which may be desirable by third-parties.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Information on our website including, but not limited to third party clinical studies, is not incorporated by reference into this Form 10-Q.

Strategic Objectives

Our strategic objectives include the following:

•	Facilitating the implementation of the plan announced by the FDA to require that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine;

•

Continuing to work with the FDA on our MRTP application that we have submitted to the FDA to obtain a reduced exposure marketing authorization for our VLNC cigarettes to be marketed in the United States under the proposed product name of “VLN®” as containing 95% less nicotine than conventional tobacco cigarettes, and other related claims as may be approved by the FDA;

•	Seeking licensing agreements for our VLNC tobacco technology and/or our VLNC proprietary tobaccos;

•	Continuing to produce SPECTRUM® research cigarettes for the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), for use in independent clinical studies;

•	Continuing to research and develop other novel VLNC tobacco plant varieties;

•	Continuing to explore opportunities outside of the United States for the use of our VLNC tobacco in foreign countries that may desire such products;

•	Continuing to expand our legal hemp/cannabis activities and development of unique plant varieties of hemp, including (i) hemp plants with other desirable agronomic traits in addition to low to no amounts of THC for the legal hemp industry, and (ii) hemp plants with high levels of CBD and other non-THC cannabinoids for the legal medical cannabinoid markets;

•	We plan to opportunistically create shareholder value through partnerships, investments and other strategic relationships across the entire hemp/cannabis value chain, including branded consumer products; and

•	Continuing to seek additional customers to increase our contract manufacturing business for third-party branded tobacco products.

For the third quarter of 2019, we announced:

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

Effective August 3, 2019, the Board of Directors of the Company appointed Clifford B. Fleet as President and Chief Executive Officer of the Company. In addition, Mr. Fleet was appointed to the Company’s Board of Directors as a Class I Director for a term to expire in 2021. Mr. Fleet has served as a strategic advisor to the Company since December 2018. Prior to such time, Mr. Fleet served as the President and Chief Executive Officer of Philip Morris USA (“PM USA”) from 2013 to 2017, where he oversaw PM USA and John Middleton, a leading manufacturer of machine-made cigars. Since departing PM USA in 2017, Mr. Fleet has supported numerous businesses and non-profits as a Managing Partner at SIR, a strategic management consultancy based in Richmond, Virginia.

Subsequent to the close of the third quarter of 2019, our accomplishments and notable events include:

On October 21, 2019, following an industry-wide cigarette price increase, we announced an increase in the pricing of third-party cigarette products sold by the Company to its contract manufacturing customers. As a result of this price increase, the Company expects to improve its gross margin performance for cigarettes.

On October 24, 2019, John Pritchard, the Company’s Vice President of Regulatory Science presented at the Food and Drug Law Institute’s Tobacco and Nicotine Products Regulation and Policy Conference in Washington, DC. The presentation, part of a panel session entitled “Reading the Tobacco Leaves: Paths and Challenges for a Nicotine Reduction Rule,” addressed the potential scope and nicotine level of the FDA’s proposed reduced nicotine product standard and its technical feasibility.

Through our partnership with KeyGene, we completed a deep analysis of several hemp/cannabis lines, established and expanded a proprietary cannabis genomic database, began the sequencing and development of high-quality de novo assemblies of several hemp/cannabis plant lines, and developed novel laboratory analysis techniques. These activities will facilitate our on-going hemp/cannabis research efforts focused on developing hemp/cannabis plants with exceptional cannabinoid profiles and other superior agronomic traits for medical, therapeutic and agricultural uses.

The Company entered the final phase of the harvesting and curing of our 2019 crop of our proprietary VLNC tobacco. This tobacco has been grown in anticipation of FDA’s authorization of the Company’s MRTP application for our VLNC cigarettes. Upon authorization, we plan to begin test marketing of our VLNC cigarettes in selected geographies in the U.S.

The Company recently concluded several field trials of our non-GMO, bright and burley, VLNC tobacco lines. In independent testing, these lines have shown nicotine reductions of up to 98% compared to conventional cigarette tobaccos. The Company plans to continue field trials in support of the anticipated commercialization of its proprietary VLNC cigarettes and in support of the implementation of the FDA’s proposed reduced nicotine product standard.

As part of its on-going strategic cost alignment efforts, the Company has taken broad-based actions to reduce expenses across many areas of the Company including employee headcount reductions and legal expense reductions related to the discontinuation of non-strategic patent and trademark maintenance.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue - Sale of products, net

In the three months ended September 30, 2019, we realized net sales revenue from the sale of products in the amount of $6,461,914, an increase of $201,756, or 3.2%, from net sales revenue of $6,260,158 for the three months ended September 30, 2018. The increase in net sales revenue for the third quarter of 2019 was primarily the result of an increase in the sales of contract manufactured cigarettes of $208,000, as compared to the third quarter of 2018 and a net increase in other miscellaneous sales activity of approximately $146,000, partially offset by a decrease in the production of filtered cigars where revenue is recognized over time of approximately $152,000, as compared to the third quarter of 2018.

Cost of goods sold - Products / Gross (loss) profit

During the three months ended September 30, 2019, cost of goods sold were $6,482,982, or 100.3%, of net sales revenue, resulting in a gross loss on sales of products in the amount of $21,068. During the three months ended September 30, 2018, cost of goods sold were $6,109,209, or 97.6%, of net sales revenue, resulting in a gross profit on sales of products in the amount of $150,949. The negative change from a gross profit for the three months ended September 30, 2018 to a gross loss for the three months ended September 30, 2019 was primarily the result of additional expenses incurred during the third quarter of 2019, as compared to the third quarter of 2018. The additional expenses consisted primarily of (1) an increase in fees due to the FDA on filtered cigars of approximately $91,000, and (2) an increase in manufacturing expenses, primarily related to labor, charged to the cost of goods sold during the third quarter of 2019, as compared to the third quarter of 2018.

Research and development expense

Research and development (“R&D”) expense was $1,992,687 in the three months ended September 30, 2019, a decrease of $2,017,121, or 50.3%, from $4,009,808 in the three months ended September 30, 2018. This decrease was primarily a decrease in costs relating to our MRTP application with the FDA for our VLNC cigarettes of approximately $3,080,000, a decrease in equity-based compensation expense of approximately $83,000, a decrease in payroll and related benefits of approximately $58,000 , partially offset by the write-down of obsolete tobacco leaf inventory of approximately $882,000, an increase in sponsored research costs of approximately $275,000 and a net increase in various other R&D expenses of approximately $47,000.

Sales, general and administrative expense

Sales, general and administrative expense was $4,059,005 in the three months ended September 30, 2019, an increase of $2,061,047, or 103.2%, from $1,997,958 in the three months ended September 30, 2018. The increase was mainly due to an increase in equity-based compensation of approximately $1,050,000, severance expense of approximately $721,000, an increase in payroll and related benefits of approximately $437,000, and an increase in business insurance costs of approximately $105,000, partially offset by a decrease in expenses relating to investor relations of approximately $82,000, a decrease in legal and accounting fees of approximately $49,000, a decrease in consulting fees of approximately $22,000, and a net decrease in various other sales, general and administrative expenses of approximately $99,000.

Impairment

The non-cash impairment charge for the three months ended September 30, 2019 amounted to $1,142,349 related to the portion of our intellectual property portfolio relating to increased nicotine in tobacco; potentially reduced exposure products involving higher nicotine products; older scientific methods of working with genes in tobacco plants; methods of utilizing the biomass of tobacco plants; and trademarks that do not fit within the types of products that we desire to commercialize in the future. We incurred no impairment for the three months ended September 30, 2018.

Depreciation expense

Depreciation expense for the three months ended September 30, 2019 amounted to $157,653, an increase of $24,808, or 18.7%, from $132,846 for the three months ended September 30, 2018. The increase was primarily due to an increase in depreciable assets as a result of acquisitions of machinery and equipment during the year ended December 31, 2018 and the nine months ended September 30, 2019 in the aggregate amount of approximately $967,000 primarily consisting of equipment additions in our NASCO factory operations in North Carolina.

Amortization expense

Amortization expense for the three months ended September 30, 2019 amounted to $232,753, an increase of $13,582, or 6.2%, from $219,171 for the three months ended September 30, 2018. The amortization expense relates to amortization taken on capitalized patent costs and license fees. The increase was primarily due to amortization taken on additional patent costs incurred during the nine months ended September 30, 2019 and the year ended December 31, 2018 of approximately $598,000 and $809,000, respectively.

Unrealized (loss) gain on investment

The warrants to purchase 973,971 shares of Aurora common stock, described in Note 4 to our consolidated financial statements, are considered an equity security, and are recorded at fair value. We recorded the fair value of the stock warrants of $1,682,048 at September 30, 2019, using the Black-Scholes pricing model, and recorded an unrealized loss on the warrants in the amount of $2,959,898 for the three months ended September 30, 2019. The unrealized loss was primarily due to a decrease in the underlying stock price of Aurora’s common stock.

The Company recorded the fair value of these stock warrants of $6,731,114 at September 30, 2018, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $3,923,156 for the three months ended September 30, 2018.

Realized gain on investments

There was no realized gain on investments during the three months ended September 30, 2019.

We held a 14.8% equity investment in Anandia. On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora in exchange for (i) free trading shares of Aurora common stock, and (ii) warrants with a five-year term to purchase one half of a share of Aurora common stock for each whole share of Aurora common stock received as part of the transaction. As a result of the transaction, we received 1,947,943 shares of Aurora common stock and warrants to purchase 973,971 shares of Aurora common stock that had a fair value at closing of $9,221,594 and $2,807,958, respectively. The Company recorded a realized gain on the transaction in the amount of $4,515,971 during the three months ended September 30, 2018. Subsequent to the transaction, we sold all our Aurora common stock resulting in net sales proceeds $13,051,503 and realized a gain on the sale of $3,829,909. The aggregate realized gains from the Anandia transaction and the sale of the Aurora shares amount to $8,345,880 for the three months ended September 30, 2018.

Realized gain (loss) on short-term investment securities

We maintain a short-term investment account to invest our excess cash. Investments in the short-term investment account are managed in accordance with our investment policy. We realized a gain (loss) on short-term investment securities of $90,489 and ($6,272) for the three months ended September 30, 2019 and 2018, respectively, resulting from the maturity of various debt instruments held in the short-term investment account.

Interest income, net

Interest income, net for the three months ended September 30, 2019, was $242,003, a decrease of $13,152, or 5.2%, from interest income of $255,155 for the three months ended September 30, 2018. The decrease in net interest income (interest income less investment fees) was primarily the result of a lower average balance in our short-term investment account during the three months ended September 30, 2019, as compared to the average balance during the three months ended September 30, 2018.

Interest expense

Interest expense was $12,795 for the three months ended September 30, 2019, an increase of $8,364, or 188.8% from interest expense of $4,431 and was derived from the accretion of interest on notes payable to NCSU and the University of Kentucky and interest accretion on accrued severance. We had no interest expense related to University of Kentucky for the three months ended September 30, 2018.

Net (loss) income

We had a net loss for the three months ended September 30, 2019 of $10,245,717 as compared to net income of $6,304,654 in the three months ended September 30, 2018. The negative change from net income to a net loss in the amount of $16,550,371 was primarily the result of the one-time realized gain on investments relating to the Anandia/Aurora transactions during the third quarter of 2018 of approximately $8,346,000, a negative change in the unrealized (loss) gain on investment with respect to the Aurora stock warrants of approximately $6,883,000, an increase in operating expenses of approximately $1,225,000, and the negative change in the gross (loss) profit on sales of product of approximately $172,000, partially offset by an increase in net other income (expense) items of approximately $75,000.

Other comprehensive income – unrealized gain (loss) on short-term investment securities

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, and U.S. treasury securities with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized gain on short-term investment securities in the amount of $3,032 and recorded a reclassification of gains to net loss in the amount of $90,489, resulting in other comprehensive loss in the amount of $87,457 for the three months ended September 30, 2019. For the three months ended September 30, 2018, we recorded an unrealized gain on short-term investment securities in the amount of $33,386 and recorded a reclassification of losses to net income in the amount of $6,272 resulting in other comprehensive income in the amount of $39,658.

Nine months ended September 30, 2019 Compared to Nine months ended September 30, 2018

Revenue - Sale of products, net

In the nine months ended September 30, 2019, we realized net sales revenue from the sale of products in the amount of $18,570,541, a decrease of $720,569, or 3.7%, from net sales revenue of $19,291,110 for the nine months ended September 30, 2018. The decrease in net sales revenue for the first nine months of 2019 was primarily the result of a decrease in revenue from the production of filtered cigars where revenue is recognized over time of approximately $987,000, partially offset by an increase in contract manufactured cigarettes of approximately $143,000 and a net increase in other miscellaneous sales activity of approximately $123,000, as compared to the first nine months of 2018.

Cost of goods sold - Products / Gross (loss) profit

During the nine months ended September 30, 2019, cost of goods sold were $18,780,819, or 101.1%, of net sales revenue, resulting in a gross loss on sales of products in the amount of $210,278. During the nine months ended September 30, 2018, cost of goods sold were $18,906,869, or 98.0%, of net sales revenue, resulting in a gross profit on sales of products in the amount of $384,241. The negative change from a gross profit for the nine months ended September 30, 2018 to a gross loss for the nine months ended September 30, 2019 was primarily the result of additional expenses incurred during the first nine months of 2019, as compared to the first nine months of 2018. The additional expenses consisted primarily of (1) an increase in fees due to the FDA on filtered cigars of approximately $304,000, and (2) an increase in manufacturing expenses, primarily relating to labor and equipment maintenance costs during the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

Research and development expense

R&D expense was $6,430,738 in the nine months ended September 30, 2019, a decrease of $4,877,246, or 43.1%, from $11,307,984 in the nine months ended September 30, 2018. This decrease was primarily the result of a decrease in costs relating to our MRTP application with the FDA for our VLNC cigarettes of approximately $5,562,000, a decrease in equity-based compensation expense of approximately $1,477,000, partially offset by an increase in sponsored research costs of approximately $1,103,000, tobacco leaf inventory write-off of approximately $882,000, and increase in payroll and related benefits of approximately $71,000, an increase in consulting fees of approximately $44,000, and a net increase in various other R&D expenses of approximately $62,000.

Sales, general and administrative expense

Sales, general and administrative expense was $9,119,090 in the nine months ended September 30, 2019, an increase of $2,771,031, or 43.7%, from $6,348,059 in the nine months ended September 30, 2018. The increase was mainly due to an increase equity-based compensation of approximately $1,164,000, severance expenses of approximately $721,000, an increase in payroll and related benefits of approximately $632,000, an increase in legal fees of approximately $197,000, an increase in business insurance costs of approximately $169,000, an increase in consulting services of approximately $86,000, an increase in Board of Director related expenses of approximately $73,000, an increase in public company compliance costs of approximately $50,000, and a net increase in various other sales, general and administrative expenses of approximately $36,000, partially offset by a decrease in expenses relating to investor relations of approximately $357,000.

Impairment

The non-cash impairment charge for the nine months ended September 30, 2019 amounted to $1,142,349 related to the portion of our intellectual property portfolio relating to increased nicotine in tobacco; potentially reduced exposure products involving higher nicotine products; older scientific methods of working with genes in tobacco plants; methods of utilizing the biomass of tobacco plants; and trademarks that do not fit within the types of products that we desire to commercialize in the future. We incurred no impairment for the nine months ended September 30, 2018.

Depreciation expense

Depreciation expense for the nine months ended September 30, 2019 amounted to $439,955, an increase of $51,287, or 13.2%, from $388,668 for the nine months ended September 30, 2018. The increase was primarily due to an increase in depreciable assets as a result of acquisitions of machinery and equipment during the year ended December 31, 2018 and the nine months ended September 30, 2019 in the aggregate amount of approximately $967,000, primarily consisting of equipment additions in our NASCO factory operations in North Carolina.

Amortization expense

Amortization expense for the nine months ended September 30, 2019 amounted to $671,105, an increase of $113,457, or 20.3%, from $557,648 for the nine months ended September 30, 2018. The amortization expense relates to amortization taken on capitalized patent costs and license fees. The increase was primarily due to amortization taken on additional patent costs incurred during the nine months ended September 30, 2019 and the year ended December 31, 2018 of approximately $598,000 and $809,000, respectively, and additional amortization of approximately $70,000 taken during the first nine months of 2019 on the cost of a new licenses with NCSU and the University of Kentucky that began in the third and fourth quarters of 2018.

Unrealized (loss) gain on investment

The warrants to purchase 973,971 shares of Aurora common stock, described in Note 4 to our consolidated financial statements, are considered an equity security, and are recorded at fair value. We recorded the fair value of the stock warrants of $1,682,048 at September 30, 2019, using the Black-Scholes pricing model, and recorded an unrealized loss on the warrants in the amount of $1,410,310 for the nine months ended September 30, 2019. The unrealized loss was primarily due to a decrease in the underlying stock price of Aurora’s common stock.

The Company recorded the fair value of these stock warrants of $6,731,114 at September 30, 2018, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $3,923,156 for the nine months ended September 30, 2018.

In addition, during the first quarter of 2018, we began accounting for our equity investment in Anandia in accordance with Financial Accounting Standards Board ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This guidance changed how entities account for equity investments that do not result in consolidation and are not accounted for under the equity method of accounting. Under ASU 2016-01, we are required to measure our investment in Anandia at fair value at the end of each reporting period and recognize changes in fair value in net income. A practical expedient is available for equity investments that do not have readily determinable fair values; however, the exception requires us to adjust the carrying amount for impairment and observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Accordingly, and as a result of an equity issuance by Anandia during December of 2017 and January of 2018 (orderly transactions), we recorded an unrealized gain on our investment in Anandia in the amount of $6,147,088 for the three months ended March 31, 2018.

The aggregate unrealized gain for the two transactions discussed above amounted to $10,070,244 for the nine months ended September 30, 2018.

Realized gain on investments

There was no realized gain on investments during the nine months ended September 30, 2019.

We held a 14.8% equity investment in Anandia. On August 8, 2018, all of Anandia’s outstanding common stock was acquired by Aurora in exchange for (i) free trading shares of Aurora common stock, and (ii) warrants with a five-year term to purchase one half of a share of Aurora common stock for each whole share of Aurora common stock received as part of the transaction. As a result of the transaction, we received 1,947,943 shares of Aurora common stock and warrants to purchase 973,971 shares of Aurora common stock that had a fair value at closing of $9,221,594 and $2,807,958, respectively. The Company recorded a realized gain on the transaction in the amount of $4,515,971 during the three months ended September 30, 2018. Subsequent to the transaction, we sold all our Aurora common stock resulting in net sales proceeds $13,051,503 and realized a gain on the sale of $3,829,909. The aggregate realized gains from the Anandia transaction and the sale of the Aurora shares amount to $8,345,880 for the nine months ended September 30, 2018.

Realized gain (loss) on short-term investment securities

We maintain a short-term investment account to invest our excess cash. Investments in the short-term investment account are managed in accordance with our investment policy. We realized a gain (loss) on short-term investment securities of $146,382 and ($48,461) for the nine months ended September 30, 2019 and 2018, respectively, resulting from the maturity of various debt instruments held in the short-term investment account.

Litigation expense

We accrued an expense relating to the settlement agreement in the Crede litigation in the amount of $1,890,900 for the nine months ended September 30, 2019. We had no litigation expenses for the nine months ended September 30, 2018.

Gain on the sale of machinery and equipment

During the nine months ended September 30, 2019, we sold a piece of machinery and equipment no longer required in our factory operations in North Carolina and recorded a gain on the sale in the amount of $87,351.

Warrant liability gain, net

During July of 2018, the remaining stock warrants containing the anti-dilutive features that created the warrant liability were exercised on a cashless basis. Accordingly, there was no warrant liability gain (loss) for the nine months ended September 30, 2019 and there will be no warrant liability gain (loss) in future periods unless we issue securities containing anti-dilution features.

The warrant liability gain of $48,711 for the first nine months of 2018 was due to a decrease in the estimated fair value of the warrants during the period.

Interest income, net

Interest income, net for the nine months ended September 30, 2019 was $757,429, a decrease of $1,236, or 0.2%, from interest income of $758,665 for the nine months ended September 30, 2018.

Interest expense

Interest expense was $36,550 for the nine months ended September 30, 2019 and was derived from the accretion of interest on notes payable to NCSU and the University of Kentucky, interest accretion on accrued severance and interest expense incurred relating to the financing of certain business insurance premiums. The interest expense for the nine months ended September 30, 2018 was $4,431 and was derived from interest accreted on a note payable to NCSU.

Net (loss) income

We had a net loss for the nine months ended September 30, 2019 of $20,360,113 as compared to net income of $952,490 in the nine months ended September 30, 2018. The negative change from net income to a net loss in the amount of $21,312,603 was primarily the result of the a decrease in the one-time realized gain on investments relating to the Anandia/Aurora transactions during the third quarter of 2018 of approximately $8,346,000, a negative change in the unrealized (loss) gain on investment of approximately $11,481,000, a one-time litigation expense of approximately $1,891,000, and an increase in the negative change in the gross (loss) profit on sales of product of approximately $595,000, partially offset by a decrease in operating expenses of approximately $799,000, and an increase in net other income (expense) items of approximately $201,000.

Other comprehensive income – unrealized gain (loss) on short-term investment securities

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, corporate bonds, U.S. government agency bonds, and U.S. treasury securities with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized gain on short-term investment securities in the amount of $239,341 and recorded a reclassification of gains to net loss in the amount of $146,382, resulting in other comprehensive income in the amount of $92,959 for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, we recorded an unrealized loss on short-term investment securities in the amount of $36,987 and recorded a reclassification of losses to net income in the amount of $48,461, resulting in other comprehensive income in the amount of $11,474.

Liquidity and Capital Resources

Working Capital

As of September 30, 2019, we had working capital of approximately $42.7 million compared to working capital of approximately $56.0 million at December 31, 2018, a decrease of approximately $13.3 million. This decrease in working capital was primarily due to a decrease in net current assets of approximately $13.4 million and a decrease in net current liabilities of approximately $0.1 million. Cash, cash equivalents and short-term investment securities decreased by approximately $12.6 million and the remaining net current assets decreased by approximately $0.8 million. We used approximately $11.7 million of cash in operating activities during the nine months ended September 30, 2019.

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

Cash demands on operations

We had cash and cash equivalents and short-term investment securities at September 30, 2019 of $43,718,961. We believe this amount of cash and cash equivalents and short-term investment securities will be adequate to sustain normal operations and meet all current obligations as they come due for a number of years. During the nine months ended September 30, 2019, we experienced an operating loss of approximately $18,014,000 (including approximately $1,578,000 in expenses relating to our MRTP application) and used cash in operations of approximately $11,698,000. Excluding discretionary expenses relating to R&D, patent and trademark costs, contract growing of our proprietary tobacco, modified risk tobacco products and certain nonrecurring expenses relating to factory capital expenses, investor relations and marketing costs, our monthly cash expenditures are approximately $975,000. The Company will continue to incur consulting and legal expenses as the MRTP application continues through the FDA review process.

Net cash used in operating activities

In the nine months ended September 30, 2019, $11,697,541 of cash was used in operating activities as compared to $12,561,619 of cash used in operating activities in the nine months ended September 30, 2018, a decrease of $864,078. The decrease in use of cash in operations was primarily due to a decrease in the cash portion of the net loss in the amount of $2,990,708 and an increase in cash used for working capital components related to operations in the amount of $2,126,630 for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

Net cash provided by investing activities

In the nine months ended September 30, 2019, net cash provided by investing activities was $12,110,399, as compared to $9,943,795 of cash provided by investing activities during the nine months ended September 30, 2018, an increase in net cash provided by investing activities of $2,166,604. The increase was primarily the result of an increase in net cash provided from transactions relating to our short-term investment account in the amount of $15,310,689 and an increase in cash provided by the sale of machinery and equipment in the amount of $166,150, partially offset by a decrease proceeds received from the sale of the Aurora common stock in the third quarter of 2018 in the amount of $13,051,503 and a net increase in cash used for the acquisition of patents and trademarks and in the acquisition of machinery and equipment in the aggregate amount of $258,732.

Net cash used in financing activities

During the nine months ended September 30, 2019, cash used in financing activities was $400,000 resulting from a principal payment on a note payable.

During the nine months ended September 30, 2018, cash used in financing activities was $282,500 resulting from a principal payment on a note payable in the amount of $500,000 that was partially offset by cash provided from the exercise of stock options in the amount of $217,500.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the adoption of ASU 2016-02, Leases, on January 1, 2019 as more fully described in Note 3 to our Consolidated Financial Statements.

Inflation

Inflation did not have a material effect on our operating results for the nine months ended September 30, 2019 and 2018, respectively.

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

There were no changes in the Company’s internal controls over financial reporting during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various claims and legal proceedings arising in the ordinary course of business. As of the date hereof, we are unable to currently assess whether the final resolution of any of such claims or legal proceedings may have a material adverse effect on us. For a description of the current legal proceedings pending, refer to Note 9 of our Consolidated Financial Statements included herein.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 6, 2019:

The loss of a significant customer for whom we manufacture tobacco products could have an adverse impact on our results of operation.

Currently, a significant portion of our revenues (and corresponding accounts receivable) from manufacturing tobacco products are derived from our two largest customers, with whom we do not have an agreement requiring them to purchase a minimum amount of products from us or guaranteeing any minimum future purchase amounts from us. Such customers may, at any time, delay or decrease their level of purchases from us or cease doing business with us altogether. Since many of our manufacturing costs are fixed, if sales to such customers cease or are reduced, we may not obtain sufficient purchase orders from other customers necessary to offset any such losses or reductions, which could have a negative impact on our results of operations.

Federal, state and local governmental actions, including actions by the FDA, may have an adverse impact on us and/or our customers for whom we manufacture tobacco products.

We and our customers for whom we manufacture tobacco products face significant governmental regulation, including efforts aimed at reducing the incidence of tobacco use. Actions by the FDA and other federal, state or local governments or agencies may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards proposed by the FDA for nicotine and flavors), delay or prevent the launch of new or modified tobacco products or products with claims of reduced risk, require the recall or other removal of tobacco products from the marketplace, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business. Any one or more of these actions may have a material adverse impact on us or the business of our customers for whom we make tobacco products, which could have a negative impact on our results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 7, 2019	/s/ Clifford B. Fleet
Clifford B. Fleet
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 7, 2019	/s/ John T. Brodfuehrer
John T. Brodfuehrer
Chief Financial Officer
(Principal Accounting and Financial Officer)

