Form 10-Q
period 2020-06-30
22nd Century Group, Inc.
filed 2020-08-06
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

Yes  ⌧  No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ⌧  No  ◻

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of August 6, 2020, there were 138,854,193 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands)

	June 30,	December 31,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$844	$485
Short-term investment securities	28,103	38,477
Accounts receivable, net	999	867
Inventory, net	2,769	2,266
Prepaid expenses and other assets	3,580	648
Total current assets	36,295	42,743
Property, plant and equipment:
Machinery and equipment, net	2,849	3,120
Operating leases right-of-use assets, net	651	602
Total property, plant and equipment	3,500	3,722
Other assets:
Intangible assets, net	8,239	8,494
Investments	7,372	8,403
Convertible note	5,732	5,589
Total other assets	21,343	22,486

Total assets	$61,138	$68,951

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$2,247	$581
Operating lease obligations	333	220
Accounts payable	1,019	1,997
Accrued expenses	2,235	2,619
Accrued severance	487	359
Deferred income	—	5
Total current liabilities	6,321	5,781
Long-term liabilities:
Notes payable	292	292
Operating lease obligations	318	382
Severance Obligations	342	446
Total long-term liabilities	952	1,120
Commitments and contingencies (Note 11)
Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
138,854,193 common shares (138,362,809 at December 31, 2019)
Common stock value	1	1
Capital in excess of par value	188,591	187,735
Accumulated other comprehensive (loss) income	52	7
Accumulated deficit	(134,779)	(125,693)
Total shareholders' equity	53,865	62,050
Total liabilities and shareholders’ equity	$61,138	$68,951

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

($ in thousands except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue:
Sale of products, net	$6,435	$5,815	$13,493	$12,109
Cost of goods sold (exclusive of depreciation shown separately below):
Products	6,234	5,901	13,005	12,298
Gross profit (loss)	201	(86)	488	(189)
Operating expenses:
Research and development	957	1,674	1,770	2,914
Research and development - MRTP	4	313	154	1,524
Sales, general and administrative	3,501	2,586	6,640	5,060
Impairment of intangible assets	146	—	146	—
Depreciation	157	147	313	282
Amortization	189	223	361	438
Total operating expenses	4,954	4,943	9,384	10,218
Operating loss	(4,753)	(5,029)	(8,896)	(10,407)
Other income (expense):
Unrealized gain (loss) on investments	312	(1,424)	(133)	1,549
Impairment of stock warrant	(1,062)	—	(1,062)	—
Realized gain (loss) on short-term investment securities	3	72	—	56
Litigation settlement	—	(1,891)	—	(1,891)
Gain on the sale of machinery and equipment	—	—	—	87
Interest income, net	462	243	1,074	515
Interest expense	(19)	(13)	(31)	(24)
Total other income (expense)	(304)	(3,013)	(152)	292
Loss before income taxes	(5,057)	(8,042)	(9,048)	(10,115)
Income taxes	—	—	38	—
Net loss	$(5,057)	$(8,042)	$(9,086)	$(10,115)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investment securities	241	89	45	236
Reclassification of gain to net loss	(3)	(72)	—	(56)
Other comprehensive income (loss)	238	17	45	180
Comprehensive loss	$(4,819)	$(8,025)	$(9,041)	$(9,935)

Net loss per common share - basic and diluted	$(0.04)	$(0.06)	$(0.07)	$(0.08)
Weighted average common shares outstanding - basic and diluted (in thousands)	138,854	124,662	138,732	124,653

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except share data)

	Three and Six Months Ended June 30, 2020
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2019	138,362,809	$1	$187,735	$7	$(125,693)	$62,050
Stock issued in connection with RSU vesting	491,384	—	—	—	—	—
Equity-based compensation	—	—	480	—	—	480
Unrealized gain (loss) on short-term investment securities	—	—	—	(196)	—	(196)
Reclassification of losses (gains) to net loss	—	—	—	3	—	3
Net loss	—	—	—	—	(4,029)	(4,029)
Balance at March 31, 2020	138,854,193	$1	$188,215	$(186)	$(129,722)	$58,308
Equity-based compensation	—	—	376	—	—	376
Unrealized gain (loss) on short-term investment securities	—	—	—	241	—	241
Reclassification of losses (gains) to net loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(5,057)	(5,057)
Balance at June 30, 2020	138,854,193	$1	$188,591	$52	$(134,779)	$53,865

	Three and Six Months Ended June 30, 2019
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2018	124,642,593	$1	$170,392	$21	$(99,134)	$71,280
Stock issued in connection with option exercises	17,407	1	—	—	—	1
Equity-based compensation	—	—	449	—	—	449
Unrealized gain (loss) on short-term investment securities	—	—	—	147	—	147
Reclassification of losses (gains) to net loss	—	—	—	16	—	16
Net loss	—	—	—	—	(2,073)	(2,073)
Balance at March 31, 2019	124,660,000	$2	$170,841	$184	$(101,207)	$69,820
Stock issued in connection with option exercises	13,936	—	—	—	—	—
Equity-based compensation	—	—	517	—	—	517
Unrealized gain (loss) on short-term investment securities	—	—	—	89	—	89
Reclassification of losses (gains) to net loss	—	—	—	(72)	—	(72)
Net loss	—	—	—	—	(8,042)	(8,042)
Balance at June 30, 2019	124,673,936	$2	$171,358	$201	$(109,249)	$62,312

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(9,086)	$(10,115)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible assets	146	—
Impairment of stock warrant	1,062	—
Amortization and depreciation	549	602
Amortization of license fees	125	119
Amortization of ROU Asset	151	106
Unrealized (gain) loss on investment	133	(1,549)
Realized (gain) loss on short-term investment securities	—	(56)
Litigation settlement	—	1,891
Gain on the sale of machinery and equipment	—	(87)
Accretion of non cash interest expense	13	21
Accretion of interest on Panacea investment	(306)	—
Equity-based employee compensation expense	856	966
(Increase) decrease in assets:
Accounts receivable	(132)	(39)
Inventory	(503)	112
Prepaid expenses and other assets	(2,934)	(345)
Increase (decrease) in liabilities:
Operating lease obligations	(149)	(107)
Accounts payable	(1,033)	(610)
Accrued expenses	(384)	340
Accrued severance	24	—
Deferred income	(5)	7
Net cash provided by (used in) operating activities	(11,473)	(8,744)
Cash flows from investing activities:
Acquisition of patents and trademarks	(198)	(244)
Acquisition of machinery and equipment	(42)	(398)
Proceeds from the sale of machinery and equipment	—	166
Sales and maturities of short-term investment securities	19,272	18,287
Purchase of short-term investment securities	(8,853)	(8,397)
Net cash provided by (used in) investing activities	10,179	9,414
Cash flows from financing activities:
Payment on note payable	(542)	(400)
Proceeds from note payable issuance	2,195	—
Proceeds from SBA loan	1,183	—
Repayment of SBA loan	(1,183)	—
Net cash provided by (used in) financing activities	1,653	(400)
Net increase (decrease) in cash and cash equivalents	359	270
Cash and cash equivalents - beginning of period	485	605
Cash and cash equivalents - end of period	$844	$875

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$6	$3
Non-cash transactions:
Patent and trademark additions included in accounts payable	$54	$198
Machinery and equipment additions included in accounts payable	$—	$58
Right-of-use assets and corresponding operating lease obligations	$198	$814
Legal settlement included in accrued expenses	$—	$1,891

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

(Unaudited)

Amounts in thousands, except for per-share data

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

Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The balance sheet as of December 31, 2019 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Reclassifications - Certain items in the 2019 financial statements have been reclassified to conform to the 2020 classification. During the second quarter of 2020, the Company broke out research and development expense into two lines: (i) Research and development and (ii) Research and development—MRTP in the operating expense section of the Company’s Consolidated Statements of Operations and Comprehensive Loss. The comparative classifications for 2019 have been reclassified to conform to the new presentation.

COVID-19 Pandemic – The COVID-19 pandemic has caused some disruption to our business and poses a risk to our future business, including delays by third party providers of goods or services to our business, interruptions to our sales, research and development, and administrative activities, and disruptions to our manufacturing operations. Similarly, state or federal authorities may also be affected in their capacity or capability to operate as normal and may impact the timeline of product authorizations which may disrupt our business plans.

Our Williamsville, NY corporate re-opened in June and our R&D laboratory in Buffalo, NY re-opened in May and are currently operating under strict safety protocols in accordance with New York State’s reopening guidelines. These protocols include physical distancing, mandatory face coverings, disinfection of surfaces, and other health and safety measures. We continue to encourage remote work arrangements by any and all employees where job duties permit. Although our laboratory in Buffalo reopened in May, some of our external research and development partners were either closed or operating on a modified or limited schedule during the height of the pandemic. The temporary closure of our laboratory and the interruption to our workflow related to COVID-19 have impacted our internal and external laboratory research operations. Our executive leadership team and staff are continuously monitoring this ever-evolving situation and its impacts on our business.

Our NASCO production facility in North Carolina remains open, having been classified as an essential business as it is part of the supply chain for grocery stores and convenience stores. Despite the pandemic, we have been able to fulfill sales orders in a timely manner. The safety and well-being of our employees remains a top priority and we to continue monitor and operate in line with local, state, and federal safety guidelines. An outbreak at our production facility, or disruption in our supply chain, could cause us to slow or temporarily cease our manufacturing operations.

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

NOTE 2. - INVENTORY

Inventories are valued at the lower of historical cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory and standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate. Inventories at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Inventory - tobacco leaf	$1,191	$1,178
Inventory - finished goods
Cigarettes and filtered cigars	212	106
Inventory - raw materials
Cigarette and filtered cigar components	1,466	1,082

Less: inventory reserve	(100)	(100)
	$2,769	$2,266

NOTE 3. - MACHINERY AND EQUIPMENT

Machinery and equipment at June 30, 2020 and December 31, 2019 consisted of the following:

		June 30,	December 31,
	Useful Life	2020	2019
Cigarette manufacturing equipment	3 or 10 years	$4,896	$4,870
Office furniture, fixtures and equipment	5 Years	162	152
Laboratory equipment	5 Years	125	125
Leasehold improvements	6 Years	263	257

Less: accumulated depreciation		(2,597)	(2,284)
Machinery and equipment, net		$2,849	$3,120

Depreciation expense was $157 and $313 for the three and six months ended June 30, 2020, respectively ($147 and $282 for the three and six months ended June 30, 2019, respectively).

NOTE 4. - RIGHT-OF-USE ASSETS, LEASE OBLIGATIONS, AND OTHER LEASES

On January 1, 2019, the Company adopted ASU 2016-02, Subtopic ASC 842, Leases (the “new guidance”) and elected to use the practical expedient which allowed the Company to carry forward the historical lease classifications of the existing leases as of adoption. Our lessee right of use (ROU) assets represent our right to use an underlying asset and our lease liabilities represent our obligation to make lease payments.

The Company leases a manufacturing facility and warehouse in North Carolina, a corporate office space in Williamsville, New York, and a laboratory space in Buffalo, New York. The ROU assets and lease liabilities for these operating leases are recognized as of the commencement date at the net present value of the fixed minimum lease payments for the lease term. The discount rate used is the interest rate implicit in the lease, if available, or the Company’s incremental borrowing rate which is determined using a base line rate plus an applicable spread.

The following table summarizes the Company’s discount rate and remaining lease terms:

Weighted average remaining lease term in years	2.4
Weighted average discount rate	4.8%

Future minimum lease payments as of June 30, 2020 are as follows:

2020	$173
2021	324
2022	92
2023	88
2024	15
Total lease payments	692
Less: imputed interest	(41)
Total	$651

NOTE 5. – INVESTMENTS & CONVERTIBLE NOTE RECEIVABLE

Investment in Panacea Life Sciences, Inc.

On December 3, 2019, the Company entered into a securities purchase agreement with Panacea Life Sciences, Inc. (“Panacea”) for $13,297 in exchange for a 15.8% ownership interest. The Company’s investment consists of three instruments: shares of Series B preferred stock (“preferred stock”); a convertible note receivable; and a warrant (“stock warrant”) to purchase additional shares of Series B preferred stock, to obtain 51% ownership of Panacea, at an exercise price of $2.344 per share. The convertible note receivable has a term of five years, bears interest of 10% per annum, and can be converted to shares of Series B preferred stock at the Company’s discretion. The preferred stock carries an annual 10% cumulative dividend, compounded annually, and has an implicit put option after the fifth anniversary date so long that the stock warrants have not been exercised. The stock warrant may be exercised at any time after the fifth anniversary date and would be accelerated if Panacea achieves certain sales targets for two consecutive years. The Series B preferred stock also has equity preferences in the event of a liquidation, sale, or transfer of Panacea assets.

The convertible note receivable and the preferred stock investment are considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Consolidated Statements of Operations and Comprehensive Loss. See Note 6 for additional information on these fair value measurements. The stock warrant was recorded at its cost basis in accordance with the practical expedient under ASU 2016-01.

In accordance with ASC 326-30-35 and ASC 321-35-3, credit loss risk of available-for-sale securities and impairment risk of investments recorded at cost should be evaluated if negative indicators are present. During the first six months of 2020, the cannabidiol (CBD) industry has experienced an overall decline due to increased competition, FDA regulation uncertainty, and continued uncertainty from COVID-19—all relevant indicators for the valuation of our Panacea investment. Based on our assessment, we determined that no credit loss existed for the available-for-sale debt security instruments as of June 30, 2020. As such, we concluded that the recorded value aligns with the expected cash flows of the instruments.

However, we determined that the recorded cost basis of the stock warrant exceeded its fair value due to the negative macroeconomic indicators mentioned above. As such, the Company recognized an impairment charge of $1,062 during the three and six months ended June 30, 2020.

Investment in Aurora Cannabis, Inc.

The Company has an investment in Aurora Cannabis Inc. (“Aurora”) stock warrants that are considered equity securities under ASC 321 – Investments – Equity Securities and a derivative instrument under ASC 815 – Derivatives and Hedging. The stock warrants are not designated as a hedging instrument, and in accordance with ASC 815, the Company’s investment in stock warrants are recorded at fair value with changes in fair value recorded to unrealized gain/loss as shown within the Company’s Consolidated Statements of Operations and Comprehensive Loss. See Note 6 for additional information on the fair value measurements.

The carrying value of the Company’s investments at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Aurora stock warrants	$540	$673
Panacea preferred stock	5,029	4,865
Panacea stock warrant	1,803	2,865
Total Investments	$7,372	$8,403
Convertible Note Receivable	$5,732	$5,589

NOTE 6. – FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

FASB ASC 820 - “Fair Value Measurements and Disclosures” establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and
●	Level 3 inputs are unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

A financial asset’s or a financial liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table presents information about our assets and liabilities measured at fair value as of June 30, 2020 and December 31, 2019, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	June 30, 2020
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$1,123	$—	$—	$1,123
Corporate bonds	—	26,980	—	26,980
Total short-term investment securities	$1,123	$26,980	$—	$28,103

Investment - Aurora stock warrants	$—	$—	$540	$540
Investment - Panacea preferred stock	$—	$—	$5,029	$5,029
Convertible note receivable	$—	$—	$5,732	$5,732

	Fair Value
	December 31, 2019
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$12,146	$—	$—	$12,146
Corporate bonds	—	26,331	—	26,331
Total short-term investment securities	$12,146	$26,331	$—	$38,477

Investment - Aurora stock warrants	$—	$—	$673	$673
Investment - Panacea preferred stock	$—	$—	$4,865	$4,865
Convertible note receivable	$—	$—	$5,589	$5,589

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

The investment in the Aurora stock (ACB) warrants is measured at fair value using the Black-Scholes pricing model and is classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 141% and 83% at June 30, 2020 and December 31, 2019, respectively. Therefore, changes in market volatility will impact the fair value measurement of our ACB investment.

A 20% increase or decrease in the volatility factor used at June 30, 2020 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $175. A 20% increase or decrease in the volatility factor used at December 31, 2019 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $260.

The Panacea convertible note receivable and the preferred stock investment are considered available-for-sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term and will adjust the amortized cost basis of the investments.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 investments for the quarter ended June 30, 2020:

Fair Value at December 31, 2019	$11,128
Unrealized loss as a result of change in fair value	(133)
Accretion of interest on Panacea Investment	306
Fair Value at June 30, 2020	$11,301

The following tables set forth a summary of the Company’s available-for-sale debt securities from amortized cost basis to fair value as of June 30, 2020 and December 31, 2019:

	Available for Sale Debt Securities
	June 30, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$26,928	$140	$(88)	$26,980
Convertible note receivable	5,732	—	—	5,732
Investment - Panacea preferred stock	5,029	—	—	5,029
	$37,689	$140	$(88)	$37,741

	Available for Sale Debt Securities
	December 31, 2019
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$26,324	$64	$(57)	$26,331
Convertible note receivable	5,589	—	—	5,589
Investment - Panacea preferred stock	4,865	—	—	4,865
	$36,778	$64	$(57)	$36,785

The following table sets forth a summary of the Company’s available-for-sale securities from amortized cost basis and fair value by contractual maturity as of June 30, 2020 and December 31, 2019:

	Available for Sale Debt Securities
	June 30, 2020		December 31, 2019
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$18,796	$18,796	$16,823	$16,851
Due after one year through five years	18,893	18,945	9,501	9,480
Due in five years	—	—	10,454	10,454
	$37,689	$37,741	$36,778	$36,785

NOTE 7. - INTANGIBLE ASSETS

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

Total intangible assets at June 30, 2020 and December 31, 2019 consisted of the following:

	June 30,	December 31,
	2020	2019
Intangible assets, net
Patent and trademark costs	$5,512	$5,712
Less: accumulated amortization and impairment	(2,774)	(2,839)
Patent and trademark costs, net	2,738	2,873

License fees	3,776	3,777
Less: accumulated amortization	(827)	(708)
License fees, net	2,949	3,069

MSA signatory costs	2,202	2,202

License fee for predicate cigarette brand	350	350
	$8,239	$8,494

Amortization expense relating to the above intangible assets for the three and six months ended June 30, 2020 amounted to $189 and $361 respectively ($223 and $438 for the three and six months ended June 30, 2019 respectively). Impairment expense for the three and six months ended June 30, 2020 amounted to $146 (cost of approximately $448 less accumulated amortization of approximately $302). The impairment related to patent intellectual property that would be expired before the Company planned to commercialize.

NOTE 8. – NOTES PAYABLE

License Fees

On June 22, 2018, the Company entered into the Second Amendment to the License Agreement (the “Second Amendment”) with North Carolina State University (“NCSU”) that amended an original License Agreement between the Company and NCSU, dated December 8, 2015, and the First Amendment, dated February 14, 2018, to the original License Agreement. Under the terms of the Second Amendment, the Company was obligated to pay NCSU milestone payments totaling $1,200, which originally amounted to a present value of $1,175. As of June 30, 2020 the Company paid the final milestone payment of $300. The cost of the of acquired license amounted to $1,175 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and is amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2036.

On October 22, 2018, the Company entered into a License Agreement with the University of Kentucky. Under the terms of the License Agreement, the Company is obligated to pay the University of Kentucky milestone payments totaling $1,200, of which $300 was payable upon execution, and $300 will be payable annually over three years on the anniversary of the execution of the License Agreement. The Company has recorded the present value of the obligations under the License Agreement as a note payable that originally amounted to $1,151. The cost of the of acquired licenses amounted to $1,151 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and will be amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2033.

CARES Act Paycheck Protection Program Loan

On May 1, 2020, the Company received an U.S. Small Business Administration Loan (“SBA Loan”) from Bank of America, N.A. related to the COVID-19 crisis in the amount of $1.2 million. On May 12, 2020, the Company repaid the SBA loan in full.

D&O Insurance

During the second quarter of 2020, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $2,744. The Company paid $549 as a premium down payment and financed the remaining $2,195 of policy premiums over nine months at a 3.19% annual percentage rate. The financed amount is recorded within current notes payable on the Company’s Consolidated Balance Sheets.

The table below outlines our notes payable balances as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
License Fees	$293	$581
D&O Insurance	1,954	—
Total current notes payable	$2,247	$581

Long term license fees	$292	$292

Accretion of non-cash interest expense amounted to $6 and $13 for the three and six months ended June 30, 2020, respectively, and $10 and $21 for the three and six months ended June 30, 2019, respectively.

NOTE 9. – SEVERANCE LIABILITY

During the second quarter of 2020, the Company recorded an accrual for severance benefits for $306 in accordance with FASB ASC 712 - “Compensation – Nonretirement Postemployment Benefits.” Consistent with certain contractual obligations related to a resignation, the Company will provide cash payments and full reimbursement for health insurance premiums under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”). The cash payments will be paid over a twelve-month period, on a bi-weekly basis, and the COBRA health insurance premiums will be reimbursed over twelve months.

During the third quarter of 2019, the Company recorded an accrual for severance benefits for $721 in accordance with FASB ASC 712 - “Compensation – Nonretirement Postemployment Benefits.” The severance accrual relates to the resignation of the Company’s former President and Chief Executive Officer (the “former CEO”) effective July 26, 2019. Concurrent with the former CEO’s resignation, the Company entered into a Consulting Agreement (the “Agreement”) with the former CEO. The Agreement calls for the Company to pay a monthly consulting fee to the former CEO in the amount of $17 plus health insurance benefits for a period of forty-two months. The Company concluded that the terms of the Agreement met the severance criteria in ASC 712 and accordingly, a severance accrual was recorded.

The accrued severance balance remaining as of June 30, 2020 was $829 with $487 and $342 shown as current and long-term accrued severance, respectively, on the Company’s Consolidated Balance Sheets. The accrued severance balance remaining as of December 31, 2019 was $805 with $359 and $446 shown as current and long-term accrued severance, respectively.

NOTE 10. - WARRANTS FOR COMMON STOCK

The Company issued warrants to purchase 11,293,211 shares of common stock which remain outstanding as of June 30, 2020. The warrants have an exercise price of $1.11 per share and an expiration date of November 25, 2024. The outstanding warrants do not include anti-dilution features and therefore are not considered derivative instruments and do not have an associated warrant liability.

The following table summarizes the Company’s outstanding warrant activity since December 31, 2018:

Number of
Warrants
in thousands
Warrants outstanding at December 31, 2018	11,293
Warrants exercised in Q4 2019	(11,293)
Warrants issued in Q4 2019	11,293
Warrants outstanding at June 30, 2020	11,293

There were no warrants issued or exercised during the first six months of 2020.

NOTE 11. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various license, sponsored research, collaboration, and other agreements (the “Agreements”) with various counter parties in connection with the Company’s plant biotechnology business relating to tobacco and hemp/cannabis. The schedule below summarizes the Company’s commitments, both financial and other, associated with each Agreement. Costs incurred under the Agreements are generally recorded as Research and development expenses on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2020	2021	2022	2023	2024 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis	Contract fee	$600	$1,200	$1,200	$1,200	$295	$4,495	(1)
License Agreement	NCSU	Tobacco	Annual royalty fee	113	225	225	—	—	563	(2), (3)
License Agreement	NCSU	Tobacco	Minimum annual royalty	25	25	50	50	650	800	(3)
License Agreement	NCSU	Tobacco	Minimum annual royalty	50	50	50	50	550	750	(3)
Sublicense Agreement	Anandia Laboratories, Inc.	Hemp / Cannabis	Annual license fee	10	10	10	10	120	160	(4)
Growing Agreement	Various	Various	Contract fee	75	—	—	—	—	75	(5)
				$873	$1,510	$1,535	$1,310	$1,615	$6,843

(1)	Exclusive agreement with the Company with respect to the Cannabis Sativa L. plant (the "Field"). The initial term of the agreement is five years with an option for an additional two years. The aggregate cost of the agreement over the initial term is $6,000. The Company will exclusively own all results and all intellectual property relating to the results of the collaboration with KeyGene (the "Results”). The Company will pay royalties in varying amounts to KeyGene relating to the Company's commercialization in the Field of certain Results. The Company has granted KeyGene a license to commercialize the Results outside of the Field and KeyGene will pay royalties in varying amounts to the Company relating to KeyGene's commercialization outside of the Field of the Results.
(2)	The license agreement also requires a milestone payment of $150 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The annual royalty fee is credited against running royalties on sales of licensed products.
(3)	The Company is also responsible for reimbursing NSCU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(4)	The Company is also responsible for the payment of certain costs, including, capitalized patent costs and patent maintenance costs, a running royalty on future net sales of products made from the sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third parties.
(5)	Various R&D growing agreements for hemp / cannabis and tobacco.

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

Modified Risk Tobacco Product Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Very Low Nicotine Content (“VLNC”) cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three and six months ended June 30, 2020, the Company incurred expenses relating to these contracts in the approximate amount of $4 and $154, respectively, and $313 and $1,524 for the three and six months ended June 30, 2019, respectively. The Company will continue to incur consulting and legal expenses as the MRTP Application continues through the FDA review process. The Company cannot currently quantify the additional expenses that the Company will incur in the FDA review process because it will involve various factors that are within the discretion and control of the FDA.

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

Plaintiffs in the Bull case filed an Amended Complaint on November 19, 2019. The Amended Complaint alleges that the Plaintiffs purchased shares of the Company's common stock and sues individually and to bring a class action for all persons or entities who acquired the Company's common stock between February 18, 2016 and July 31, 2019. The Amended Complaint alleges three counts: Count I sues the Company and Messrs. Sicignano and Brodfuehrer and alleges that the Company's quarterly and annual reports, SEC filings, press releases and other public statements and documents contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5; Count II sues Messrs. Sicignano and Brodfuehrer pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b5(a) and (c); and Count III sues Messrs. Sicignano and Brodfuehrer for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Amended Complaint seeks to certify a class, and unspecified compensatory and punitive damages, and attorney's fees and costs.

On January 3, 2020, the Court reassigned the Bull case to Judge John L. Sinatra, also in the Western District of New York.

On January 29, 2020, the Company and Messrs. Sicignano and Brodfuehrer filed a Motion to Dismiss the Amended Complaint. On March 30, 2020, Plaintiffs filed a brief in opposition to the motion to dismiss. We then filed our final reply brief on April 29, 2020. On July 31, 2020, the Court heard oral arguments on our motion to dismiss and we are awaiting their decision.

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

On January 15, 2020, Kevin Broccuto filed a shareholder derivative claim against the Company, the Company's then Chief Executive Officer, Henry Sicignano III, the Company's Chief Financial Officer, John T. Brodfuehrer, and certain members of the Company's prior Board of Directors in the District Court of the State of Nevada, County of Clark, entitled: Kevin Broccuto, derivatively on behalf of 22nd Century Group, Inc. v. James W. Cornell, Richard M. Sanders, Nora B. Sullivan, Henry Sicignano, III, and John T. Brodfuehrer, Case No. A-20-808599. Mr. Broccuto brings this action derivatively alleging three counts: Count I alleges that the defendants breached their fiduciary duties; Count II alleges they committed corporate waste; and Count III that they were unjustly enriched, by allegedly allowing the Company to make false statements. The Complaint seeks unspecified monetary damages, corrective corporate governance actions, disgorgement of alleged profits and imposition of constructive trusts, and attorney's fees and costs. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

On February 11, 2020, Jerry Wayne filed a shareholder derivative claim against the Company, the Company's then Chief Executive Officer, Henry Sicignano III, the Company's Chief Financial Officer, John T. Brodfuehrer, and certain members of the Company's prior Board of Directors in the District Court of the State of Nevada, County of Clark, entitled: Jerry Wayne, derivatively on behalf of 22nd Century Group, Inc. v. James W. Cornell, Richard M. Sanders, Nora B. Sullivan, Henry Sicignano, III, and John T. Brodfuehrer, Case No. A-20-808599. Mr. Wayne brings this action derivatively alleging three counts: Count I alleges that the defendants breached their fiduciary duties; Count II alleges they committed corporate waste; and Count III that they were unjustly enriched, by allegedly allowing the Company to make false statements. The Complaint seeks unspecified monetary damages, corrective corporate governance actions, disgorgement of alleged profits and imposition of constructive trusts, and attorney's fees and costs. The Complaint also seeks to declare as unenforceable the Company's Bylaw requiring derivative lawsuits to be filed in Erie County, New York, where the Company is headquartered. We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

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

NOTE 12 – EQUITY- BASED COMPENSATION

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares to be reserved for issuance thereunder. On April 29, 2017, the stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares and on May 3, 2019, the stockholders approved an additional amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 15,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the OIP and the number of shares of common stock to underlie each such award under the OIP. As of June 30, 2020, the Company had available 4,409,969 shares remaining for future awards under the OIP.

Restricted Stock (“RSU”). We grant restricted stock units to employees and non-employee directors which are valued based on the Company’s stock price on the award grant date. The following table summarizes the changes in unvested restricted stock during the current period:

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value

	shares in thousands
Unvested at December 31, 2019	951	$2.15
Granted	2,696	$0.70
Vested	(491)	$2.36
Forfeited	(214)	$1.11
Unvested at June 30, 2020	2,942	$0.87

The fair value of RSUs that vested during the six months ended June 30, 2020 was approximately $362 based on the stock price at the time of vesting. As of June 30, 2020, unrecognized restricted stock compensation expense amounted to $2,059 which is expected to be recognized over a weighted average period of approximately 1.94 years.

Stock Options. Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of all stock option activity since December 31, 2019 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value

	shares in thousands
Outstanding at December 31, 2019	7,837	$1.49
Forfeited	(52)	$2.28
Expired	(362)	$1.43
Outstanding June 30, 2020	7,423	$1.49	5.1	years	$47

Exercisable at June 30, 2020	6,559	$1.48	5.0	years	$26

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option. As of June 30, 2020, unrecognized stock option compensation expense amounted to $204 which is expected to be recognized over a weighted average period of approximately 0.7 years. In addition, there is approximately $637 of unrecognized stock option compensation expense that requires the achievement of certain milestones which have yet to be obtained.

Restricted Stock and Stock Option Compensation Expense. The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Sales, general, and administrative	$334	$446	$772	$795
Research and Development	42	71	84	171
Total restricted stock and stock option compensation	$376	$517	$856	$966

NOTE 13. – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product, and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at June 30, 2020 and December 31, 2019.

Contract Assets and Liabilities

Unbilled receivables (contract assets) represent revenues recognized for performance obligations that have been satisfied but have not been billed. These receivables are included as Accounts receivable, net on the Consolidated Balance Sheets. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within extended credit terms up to twenty-one (21) days after shipment. Deferred Revenue (contract liabilities) relate to down payments received from customers in advance of satisfying a performance obligation. This deferred revenue is included as Deferred income on the Consolidated Balance Sheets.

Total contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2020	2019
Unbilled receivables	$164	$406
Deferred Revenue	—	5
Net contract assets	$164	$401

Disaggregation of Revenue

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition—net sales transferred over time and net sales transferred at a point in time. All revenue is related to contract manufacturing.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales-over time	$3,718	$3,444	$8,526	$7,029
Net sales-point in time	2,717	2,371	4,967	5,080
Total Revenue	$6,435	$5,815	$13,493	$12,109

NOTE 14. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2020 and June 30, 2019, respectively. Outstanding warrants, options, and restricted stock units were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)
Net loss	$(5,057)	$(8,042)	$(9,086)	$(10,115)
Weighted average common shares outstanding - basic and diluted	138,854	124,662	138,732	124,653
Net loss per common share - basic and diluted	$(0.04)	$(0.06)	$(0.07)	$(0.08)

Anti-dilutive shares are as follows:
Warrants	11,293	11,293	11,293	11,293
Options	7,423	7,703	7,423	7,703
Restricted stock units	2,942	693	2,942	693
	21,659	19,689	21,659	19,689

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that reflect, when made, the Company’s expectations or beliefs concerning future events that involve risks and uncertainties. Forward-looking statements frequently are identified by the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “will be,” “will continue,” “will likely result,” or other similar words and phrases. Similarly, statements herein that describe the Company’s objectives, plans or goals also are forward-looking statements. Actual results could differ materially from those projected, implied or anticipated by the Company’s forward-looking statements. Some of the factors that could cause actual results to differ include: our ability to monetize our intellectual property portfolio; our ability to achieve profitability; our ability to manage our growth effectively; the lack of implementation of the plan by the U.S. Food and Drug Administration (“FDA”) to regulate nicotine content in cigarettes; our ability to obtain FDA authorization for our Modified Risk Tobacco Product; our ability to gain market acceptance for our products; our ability to prevail in litigation; and our ability to maintain our rights to our intellectual property and the impact of the outbreak of the coronavirus or another health pandemic or other global disaster on our business and operations. For a discussion of these and all other known risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which are available on the SEC’s website at www.sec.gov. All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

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

In tobacco, we have developed unique and proprietary bright and burley VLNC tobaccos that grow with at least 95% less nicotine than tobacco used in conventional cigarettes. In the year 2011, we developed our SPECTRUM® research cigarettes in collaboration with independent researchers and officials from the FDA, the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention (“CDC”). Since 2011, we have provided more than 28 million variable nicotine research cigarettes for use in numerous independent clinical studies with agencies of the United States federal government investing more than $125 million in such independent clinical studies. The results of these independent clinical studies have been published in peer-reviewed publications (including the New England Journal of Medicine, the Journal of the American Medical Association, and many others). Our VLNC tobaccos have been associated with reductions in smoking, nicotine exposure and nicotine dependence with little to no evidence of compensatory smoking and without serious adverse events. A list of completed and published clinical studies using cigarettes made with our VLNC tobaccos is shown on our website at https://www.xxiicentury.com/vln-clinical-studies/published-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes. A list of on-going clinical studies using our SPECTRUM® research cigarettes is shown on our website at https://www.xxiicentury.com/vln-clinical-studies/on-going-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes. We do not incorporate third party studies or the information on our website into this Quarterly Report on Form 10-Q.

In hemp, we are developing proprietary hemp varieties with increased levels of certain cannabinoids and other desirable agronomic traits with the goal of generating new and valuable intellectual property and plant lines. Our activities in the United States involve only work with legal hemp in full compliance with U.S. federal and state laws. The hemp plant and the marijuana plant are both part of the same cannabis genus of plant, except that hemp has not more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”). The federal Agricultural Improvement Act of 2018 (the “2018 Farm Bill”) legalized hemp and cannabinoids extracted from hemp in the U.S. but such extracts remain subject to state laws and regulation by other U.S. federal agencies, such as the FDA and the U.S. Department of Agriculture (“USDA”). The same plant, with a higher THC content is marijuana, which is legal under certain state laws, but which is currently not legal under U.S. federal law. The similarities between these plants can cause confusion. To reflect this difference in law, sometimes we refer to legal hemp and the legal hemp industry as hemp/cannabis to distinguish this as being separate and apart from marijuana/cannabis which is not legal under U.S. federal law. Our activities with legal hemp have sometimes been incorrectly perceived as us being involved in federally illegal marijuana/cannabis. This is not the case. In the United States, we work only with legal hemp in full compliance with federal and state laws.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

COVID-19 Pandemic

The COVID-19 pandemic has caused some disruption to our business and poses a risk to our future business, including delays by third party providers of goods or services to our business, interruptions to our sales, research and development, and administrative activities, and disruptions to our manufacturing operations. Similarly, state or federal authorities may also be affected in their capacity or capability to operate as normal and may impact the timeline of product authorizations which may disrupt our business plans.

Our Williamsville, NY corporate re-opened in June and our R&D laboratory in Buffalo, NY re-opened in May and are currently operating under strict safety protocols in accordance with New York State’s reopening guidelines. These protocols include physical distancing, mandatory face coverings, disinfection of surfaces, and other health and safety measures. We continue to encourage remote work arrangements by any and all employees where job duties permit. Although our laboratory in Buffalo reopened in May, some of our external research and development partners were either closed or operating on a modified or limited schedule during the height of the pandemic. The temporary closure of our laboratory and the interruption to our workflow related to COVID-19 have impacted our internal and external laboratory research operations. Our executive leadership team and staff are continuously monitoring this ever-evolving situation and its impacts on our business.

Our NASCO production facility in North Carolina remains open, having been classified as an essential business as it is part of the supply chain for grocery stores and convenience stores. Despite the pandemic, we have been able to fulfill sales orders in a timely manner. The safety and well-being of our employees remains a top priority and we to continue monitor and operate in line with local, state, and federal safety guidelines. An outbreak at our production facility, or disruption in our supply chain, could cause us to slow or temporarily cease our manufacturing operations.

We will continue to monitor the local, state and federal guidance regarding our business practices.

Second Quarter 2020 Business Highlights and Notable Events:

Key highlights for the second quarter 2020

●	Net sales revenue increased 11% to $6.4 million dollars.
●	Gross profit continues to show improvement year-over-year, demonstrating the success of targeted actions to improve margins and cost structure.
●	Operating loss improved by approximately $276 thousand.
●	Appointed a new CEO, James A. Mish and new CFO, John Franzino

On June 3, 2020, we announced James A. Mish as our new CEO, effective June 22. Mish brings executive leadership experience in science-driven organizations. His most recent professional experience includes the development, manufacturing, and commercialization of active pharmaceutical ingredients, including cannabinoids, and related consumer products. He has an outstanding track record of delivering profitable growth at both privately held and publicly traded companies.

We also announced John Franzino as our new CFO, effective June 3, 2020. John is an accomplished strategic financial executive with a track record of successful leadership in high-growth, highly regulated, consumer-facing industries including tobacco and alcoholic beverages.

During the quarter, the public comment period for our Modified Risk Tobacco Product (“MRTP”) Application for VLN® closed on May 18, 2020. The application requests a modified exposure marketing authorization from the FDA to market our reduced nicotine content tobacco cigarettes in the U.S. under the proposed brand name of VLN® with product labeling and advertising claims stating that VLN® has 95% less nicotine than conventional cigarettes as well as other claims related to reduced nicotine exposure. The closing of the public comment period is an important milestone in the FDA’s ongoing scientific review of our MRTP Application, which seeks permission to market our reduced nicotine content cigarettes to adult smokers with the aforementioned product claims.

On April 30, 2020, we announced that, in collaboration with our research partner North Carolina State University (“NCSU”), we had completed research field trials that have validated new non-GMO (genetically modified organism) methodologies for reducing nicotine in tobacco plants. The research was funded by us and was conducted by NCSU’s Department of Crop and Soil Science with project oversight provided by our R&D team. During the quarter, we also completed plantings of non-GMO VLNC tobacco plant lines for multi-site, field trials to optimize growing practices of our non-GMO, VLNC plant lines in anticipation of the commercialization of these new lines in the U.S. and internationally.

Despite the COVID-19 pandemic, we were able to complete a sizeable portion of our research and development program in hemp/cannabis and have recently sequenced more than 250 additional plant lines. We continue to expand our knowledge foundation and bolster the information in our proprietary hemp/cannabis bioinformatics platform. The data will help us analyze and advance our understanding of the hemp/cannabis plant and enable us to identify the genes and biosynthetic pathways responsible for the modulation and production of various cannabinoids and terpenes in the plant. Through this work, we have already identified several hemp/cannabis lines that exhibit distinctive levels of key cannabinoids, and the associated genetic markers that will allow us to breed stable plant lines for commercial use. Additional investigation and research will be carried out to under the mechanisms behind these distinctive traits and to identify the candidates with the greatest commercial value.

Results of Operations

Dollar Amounts in Thousands ($000’s), except for per-share data

Three and Six Months Ended June 30, 2020 Compared to Three and Six Months Ended June 30, 2019

Revenue - Sale of products, net

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Sale of products, net	$6,435	$5,815	$13,493	$12,109
Dollar Change from Prior Year	620		1,384
Percentage Change from Prior Year	10.7%		11.4%

The increase in sales revenue for the second quarter of 2020 was primarily the result of an increase in the sales of contract manufactured filtered cigars in the amount of approximately $800, which was driven by a mix of increased unit sales and price increases. This increase was offset by a $200 decline in contract manufactured cigarette sales. Year-to-date through June 30, 2020, sales of contract manufactured filtered cigars and cigarettes increased approximately $974 and $400, respectively, from the year-to-date period ended June 30, 2019 and were also influenced by higher sales and unit price increases.

Cost of goods sold - Products / Gross profit (loss)

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Cost of goods sold	$6,234	$5,901	$13,005	$12,298
Percent of Product Sales	96.9%	101.5%	96.4%	101.6%
Dollar Change from Prior Year	333		707
Percentage Change from Prior Year	5.6%		5.7%

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Gross profit (loss)	$201	$(86)	$488	$(189)
Percent of Product Sales	3.1%	(1.5)%	3.6%	(1.6)%
Dollar Change from Prior Year	287		677

For the three and six months ended June 30, 2020, the change to a Gross profit from a Gross loss for the comparable prior year period was driven by lower Cost of goods sold. Cost of goods sold declined to 96.9% of revenue during the three months ended June 30, 2020 from 101.5% of revenue for the quarter ended June 30, 2019. Gross margin improvement during the quarter and year-to-date periods was the result of price increases and lower labor and overhead costs per unit driven by factory efficiencies implemented over the last six months.

Research and development expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Research and Development	$957	$1,674	$1,770	$2,914
Percent of Product Sales	14.9%	28.8%	13.1%	24.1%
Dollar Change from Prior Year	(717)		(1,144)
Percentage Change from Prior Year	(42.8)%		(39.2)%

Lower R&D expense for the three months ended June 30, 2020 was driven by a $379 decrease in our R&D Personnel expense, and a $313 decrease in our R&D Contract costs compared to the three months ended June 30, 2019. Lower R&D expense for the six months ended June 30, 2020 was driven by a decrease in R&D Personnel expense of $618, and a decrease in R&D contract costs of $471 compared to the six months ended June 30, 2019. Lower R&D spending for the three and six months ended June 30, 2020 is not reflective of a change in our R&D investment priorities.

Research and development expense - MRTP

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Research and Development - MRTP	$4	$313	$154	$1,524
Percent of Product Sales	0.1%	5.4%	1.1%	12.6%
Dollar Change from Prior Year	(308)		(1,370)
Percentage Change from Prior Year	(98.6)%		(89.9)%

Lower MRTP expenses for both the quarter and year-to-date periods ended June 30, 2020 declined significantly, as we submitted our MRTP application to the FDA during 2019. MRTP-related expenses for the three and six months ended June 30, 2020 are primarily related to our February 14, 2020 Tobacco Products Scientific Advisory Committee (TPSAC) hearing.

Sales, general and administrative expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Sales, general and administrative	$3,501	$2,586	$6,640	$5,060
Percent of Product Sales	54.4%	44.5%	49.2%	41.8%
Dollar Change from Prior Year	915		1,580
Percentage Change from Prior Year	35.4%		31.2%

The increase in Sales, general and administrative (“SG&A”) expense during the three months ended June 30, 2020 was driven by a $497 increase in Consulting & Professional services expenses, a $428 increase in Insurance expenses, a $306 increase in Severance expense, and a $74 increase in accounting fees compared to the three months ended June 30, 2019. These increases were partially offset by a $200 decrease in legal fees, a $132 decrease in Investor Relations costs, a $91 decrease in SG&A Travel and Entertainment expenses. The year-to-date increase in SG&A expense through June 30, 2020 was driven by a $738 increase in Consulting & Professional services expenses, a $496 increase in SG&A Personnel expense, a $469 increase in Insurance expenses, and a $306 increase in one-time Severance expense. We have deployed this incremental SG&A spending to support our corporate management capabilities, and to evaluate and prepare for future opportunities. These increases were partially offset by a decrease in Investor Relations expenses of $121, a decrease in SG&A Travel and Entertainment expenses of $116, and a decrease in legal fees of $65 for the year-to-date period ended June 30, 2020 as compared to the same period in 2019.

Impairment expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Impairment of intangible assets	$146	$—	$146	$—
Percent of Product Sales	2.3%	—%	1.1%	—%
Dollar Change from Prior Year	146		146

During the second quarter of 2020, management conducted a review of intellectual property assets, and determined that impairment was required for certain patent costs that would be expired before the Company planned to commercialize. As such, we recorded a one-time impairment expense of approximately $146.

Depreciation expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Depreciation	$157	$147	$313	$282
Percent of Product Sales	2.4%	2.5%	2.3%	2.3%
Dollar Change from Prior Year	10		31
Percentage Change from Prior Year	6.9%		10.9%

The increase in Depreciation expense was primarily due to additional Machinery and Equipment acquisitions during 2019, which primarily supported the build-out of our VLNC tobacco processing capabilities.

Amortization expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Amortization	$189	$223	$361	$438
Percent of Product Sales	2.9%	3.8%	2.7%	3.6%
Dollar Change from Prior Year	(34)		(77)
Percentage Change from Prior Year	(15.1)%		(17.7)%

Amortization expense relates to amortization taken on capitalized patent costs and license fees. The decrease was primarily due to amortization expense on a lower patent base which resulted from one-time impairment charges of $1,142 incurred during the quarter ended September 30, 2019.

Unrealized gain (loss) on investment

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Unrealized gain (loss) on investments	$312	$(1,424)	$(133)	$1,549
Percent of Product Sales	4.9%	(24.5)%	(1.0)%	12.8%
Dollar Change from Prior Year	1,736		(1,682)
Percentage Change from Prior Year	(121.9)%		(108.6)%

The warrants to purchase 81,164 shares of Aurora Cannabis, Inc (“Aurora”) common stock are considered an equity security and are recorded at fair value. During the second quarter of 2020, Aurora announced a 12-to-1 reverse stock split which adjusted our total warrants to 81,164 (from 973,971). We recorded the fair value of the stock warrants of $540 at June 30, 2020, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $312 for the three months ended June 30, 2020, and an unrealized loss of $133 for the six months ended June 30, 2020.

Gain on the sale of machinery and equipment

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Gain on the sale of machinery and equipment	$—	$—	$—	$87
Percent of Product Sales	—%	—%	—%	0.7%
Dollar Change from Prior Year	—		(87)
Percentage Change from Prior Year	—%		(100.0)%

We did not realize any gains on the sale of Machinery and equipment during the three and six months ended June 30, 2020. During the six months ended June 30, 2019, we sold a piece of machinery and equipment no longer required in our factory operations in North Carolina and recorded a gain on the sale in the amount of $87.

Interest income, net

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Interest Income, net	$462	$243	$1,074	$515
Percent of Product Sales	7.2%	4.2%	8.0%	4.3%
Dollar Change from Prior Year	219		559
Percentage Change from Prior Year	89.9%		108.4%

Interest income, net (interest income less investment fees) for the quarter ended June 30, 2020 is made up of approximately $97 interest accreted on our convertible note and preferred stock investment in Panacea, interest income accrued on the convertible note receivable of approximately $175, and net interest income earned on our short-term investment account of approximately $190. Interest income, net (interest income less investment fees) for the year-to-date period ended June 30, 2020 is made up of approximately $306 interest accreted on our convertible note and preferred stock investment in Panacea, interest income accrued on the convertible note receivable of approximately $347, and net interest income earned on our short-term investment account of approximately $421. During 2019, interest income was composed exclusively of earnings on our short-term investments.

Interest expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Interest Expense	$(19)	$(13)	$(31)	$(24)
Percent of Product Sales	(0.3)%	(0.2)%	(0.2)%	(0.2)%
Dollar Change from Prior Year	(6)		(7)
Percentage Change from Prior Year	49.4%		31.5%

Interest expense was in line with the expense for the same quarter during prior year. Interest expense includes the accretion of interest on notes payable to NCSU and the University of Kentucky, interest accretion on accrued severance, and interest on notes payable for D&O insurance.

Net loss

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Net Loss	$(5,057)	$(8,042)	$(9,086)	$(10,115)
Percent of Product Sales	(78.6)%	(138.3)%	(67.3)%	(83.5)%
Dollar Change from Prior Year	2,985		1,029
Percentage Change from Prior Year	(37.1)%		(10.2)%

The decrease in net loss for the three months ended June 30, 2020 compared to the same period during the prior year was primarily the result of an unrealized loss of $1,424 on our Aurora warrants during the three months ended June 30, 2019, which turned to an unrealized gain of $312 for the three months ended June 30, 2020, along with an increase in gross profit, lower total operating expenses, one-time Litigation Settlement expenses of $1,890 during the second quarter of 2019 which were not repeated in 2020, and the interest income associated with our convertible note and preferred stock investment in Panacea. The year-to-date reduction in the net loss was the result of improved gross profit, lower total operating expenses, and Panacea-related interest income. These impacts were somewhat offset by an impairment charge on our Panacea stock warrant in the amount of $1,062 (see Note 5), and a net unrealized loss on our Aurora warrants in the amount of in the amount of $133, which was an unrealized gain of $1,549 for the year-to-date period ended June 30, 2019.

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Other Comprehensive Income	$238	$17	$45	$180
Percent of Product Sales	3.7%	0.3%	0.3%	1.5%
Dollar Change from Prior Year	221		(135)
Percentage Change from Prior Year	1264.3%		(74.7)%

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds, and corporate bonds with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as Other comprehensive income or loss. We recorded an unrealized gain on short-term investment securities in the amount of $241 and recorded a reclassification of gains to net loss in the amount of $3, resulting in other comprehensive income of $238 for the three months ended June 30, 2020. For the three months ended June 30, 2019, we recorded an unrealized gain on short-term investment securities of $89 and recorded a reclassification of gains to net loss in the amount of $72, resulting in other comprehensive income of $17. For the six months ended June 30, 2020, we recorded an unrealized gain on short-term investment securities of $45 and a reclassification of losses to net loss of $0, resulting in other comprehensive income of $45. For the six months ended June 30, 2019, we recorded an unrealized gain on short-term investment securities of $236 and a reclassification of gains to net loss of $56, resulting in other comprehensive income of $180.

Liquidity and Capital Resources

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2020	2019	2020	2019
Net cash used in operating activities	$(6,811)	$(4,063)	$(11,473)	$(8,744)
Net cash provided by investing activities	5,283	4,748	10,179	9,414
Net cash provided by (used) in financing activities	1,653	(400)	1,653	(400)
Net increase (decrease) in cash and cash equivalents	125	285	359	270
Cash and cash equivalents - beginning of period	719	590	485	605
Cash and cash equivalents - end of period	$844	$875	$844	$875
Short-term investment securities	$28,103	$46,096	$28,103	$46,096

Working Capital

As of June 30, 2020, we had working capital of approximately $29,974 compared to working capital of approximately $36,962 at December 31, 2019, a decrease of $6,765. This decrease in working capital was primarily due to a decrease in net current assets of approximately $6,449 as well as an increase in net current liabilities of approximately $539. Cash, cash equivalents and short-term investment securities decreased by approximately $10,015 and the remaining net current assets increased by approximately $3,566. We used approximately $11,473 of cash in operating activities during the six months ended June 30, 2020.

We must successfully execute our business strategy to achieve profitability and positive cash flows from operations. We believe that we have sufficient liquidity to fund our regular business activities for the foreseeable future.

We may contemplate additional financing to fund further acquisitions, investments in technology, brand development or other opportunities. While we do not have any immediate plans to raise capital at this time, we have filed a new S-3 shelf registration with the U.S. Securities and Exchange Commission (SEC). The new shelf registration will replace our previously expired shelf registration and should provide us flexibility and optionality to raise capital in order to make crucial investments, should compelling opportunities arise in the future.

Net cash used in operating activities

The increase of cash used in operations in the amount of $2,729 was due to an increase in cash used for working capital components related to operations in the amount of $4,780 that was partially offset by a decrease in the cash portion of the net loss in the amount of $2,051 for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The increase in cash used for working capital components was primarily due to an increase in pre-paid D&O insurance in the amount of $2,515, of which $2,195 was financed by a note payable issuance described in the Net cash provided by (used in) financing activities section below.

Net cash provided by investing activities

The increase in cash provided by investing activities, in the amount of $765, was primarily the result of an increase in net cash provided from short-term investments account in the amount of $529 and a decrease in cash flows related to acquisition of Patents and trademarks and Machinery and equipment of in the net amount of $402. These increased cash inflows were partially offset by a decrease in proceeds from the sale of Machinery and equipment in the amount of $166 during the first half of 2020 as compared to the first half of 2019.

Net cash provided by (used in) financing activities

During the six months ended June 30, 2020, cash provided by financing activities was $1,653 resulting from a note payable issuance of $2,195 which was offset by principal payments on our notes payable of $542. During the six months ended June 30, 2019, cash used in financing activities was $400 resulting from a principal payment on our note payables.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

Inflation

Inflation did not have a material effect on our operating results for the six months ended June 30, 2020 and 2019, respectively.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 11, 2020, and Item 1A of Part II of our Quarterly Report on Form 10-0Q for the three months ended March 31, 2020, as filed with the SEC on May 7, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 6, 2020	/s/ James A. Mish
James A. Mish
Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2020	/s/ John Franzino
John Franzino
Chief Financial Officer
(Principal Accounting and Financial Officer)