Form 10-Q
period 2021-03-31
22nd Century Group, Inc.
filed 2021-05-06
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

Commission File Number: 001-36338

22nd Century Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

500 Seneca Street, Suite 507, Buffalo, New York 14204

(Address of principal executive offices)

(716) 270-1523

(Registrant’s telephone number, including area code)

8560 Main Street, Suite 4, Williamsville, New York 14221

(Registrant’s former office)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

As of May 4, 2021, there were 152,444,163 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands)

	March 31,	December 31,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$1,272	$1,029
Short-term investment securities	29,671	21,313
Accounts receivable, net	2,023	2,159
Inventory, net	2,137	2,034
Prepaid expenses and other assets	1,280	1,806
Total current assets	36,383	28,341
Property, plant and equipment:
Machinery and equipment, net	2,487	2,483
Operating leases right-of-use assets, net	182	247
Total property, plant and equipment	2,669	2,730
Other assets:
Intangible assets, net	8,110	8,211
Investments	6,643	6,536
Convertible note	5,876	5,876
Total other assets	20,629	20,623

Total assets	$59,681	$51,694

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$295	$539
Operating lease obligations	182	247
Accounts payable	1,572	1,116
Accrued expenses	4,681	4,830
Accrued severance	274	339
Deferred income	—	272
Total current liabilities	7,004	7,343
Long-term liabilities:
Severance obligations	187	241
Total liabilities	7,191	7,584
Commitments and contingencies (Note 11)
Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
152,397,501 common shares (139,061,690 at December 31, 2020)
Common stock value	2	1
Capital in excess of par value	202,880	189,439
Accumulated other comprehensive (loss) income	42	74
Accumulated deficit	(150,434)	(145,404)
Total shareholders' equity	52,490	44,110
Total liabilities and shareholders’ equity	$59,681	$51,694

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

($ in thousands except per-share data)

	Three Months Ended
	March 31,
	2021	2020
Revenue:
Sale of products, net	$6,806	$7,058
Cost of goods sold (exclusive of depreciation shown separately below):
Products	6,159	6,771
Gross profit (loss)	647	287
Operating expenses:
Research and development	689	811
Research and development - MRTP	12	149
Sales, general and administrative	4,829	3,141
Depreciation	138	156
Amortization	150	172
Total operating expenses	5,818	4,429
Operating loss	(5,171)	(4,142)
Other income (expense):
Unrealized gain (loss) on investments	36	(445)
Realized gain (loss) on short-term investment securities	—	(3)
Interest income, net	112	612
Interest expense	(7)	(12)
Total other income (expense)	141	152
Loss before income taxes	(5,030)	(3,990)
Income taxes	—	38
Net loss	$(5,030)	$(4,028)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investment securities	(32)	(196)
Reclassification of (gain) loss to net loss	—	3
Other comprehensive income (loss)	(32)	(193)
Comprehensive loss	$(5,062)	$(4,221)

Net loss per common share - basic and diluted	$(0.03)	$(0.03)
Weighted average common shares outstanding - basic and diluted (in thousands)	144,258	138,610

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except share data)

	Three Months Ended March 31, 2021
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2020	139,061,690	$1	$189,439	$74	$(145,404)	$44,110
Stock issued in connection with RSU vesting	1,196,258	—	—	—	—	—
Stock issued in connection with option exercises	846,342	—	1,153	—	—	1,153
Stock issued in connection with warrant exercises	11,293,211	1	11,781	—	—	11,782
Equity-based compensation	—	—	507	—	—	507
Unrealized gain (loss) on short-term investment securities	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(5,030)	(5,030)
Balance at March 31, 2021	152,397,501	$2	$202,880	$42	$(150,434)	$52,490

	Three Months Ended March 31, 2020
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2019	138,362,809	$1	$187,735	$7	$(125,693)	$62,050
Stock issued in connection with RSU vesting	491,384	—	—	—	—	—
Equity-based compensation	—	—	481	—	—	481
Unrealized gain (loss) on short-term investment securities	—	—	—	(196)	—	(196)
Reclassification of losses (gains) to net loss	—	—	—	3	—	3
Net loss	—	—	—	—	(4,028)	(4,028)
Balance at March 31, 2020	138,854,193	$1	$188,216	$(186)	$(129,721)	$58,310

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,030)	$(4,028)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	226	266
Amortization of license fees	62	62
Amortization of ROU Asset	65	71
Unrealized (gain) loss on investment	(36)	445
Realized (gain) loss on short-term investment securities	—	3
Accretion of non cash interest expense	6	12
Accretion of non cash interest income	(45)	(209)
Equity-based employee compensation expense	507	481
(Increase) decrease in assets:
Accounts receivable	135	(266)
Inventory	(103)	(182)
Prepaid expenses and other assets	526	(273)
Increase (decrease) in liabilities:
Operating lease obligations	(66)	(70)
Accounts payable	381	(639)
Accrued expenses	(148)	(188)
Accrued severance	(119)	(213)
Deferred income	(272)	66
Net cash provided by (used in) operating activities	(3,911)	(4,662)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(20)	(103)
Acquisition of machinery and equipment	(100)	(8)
Sales and maturities of short-term investment securities	4,950	11,613
Purchase of short-term investment securities	(13,365)	(6,606)
Net cash provided by (used in) investing activities	(8,535)	4,896
Cash flows from financing activities:
Payment on note payable	(246)	—
Net proceeds from option exercise	1,153	—
Net proceeds from warrant exercise	11,782	—
Net cash provided by (used in) financing activities	12,689	—
Net increase (decrease) in cash and cash equivalents	243	234
Cash and cash equivalents - beginning of period	1,029	485
Cash and cash equivalents - end of period	$1,272	$719

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$1	$—
Non-cash transactions:
Patent and trademark additions included in accounts payable	$29	$88
Machinery and equipment additions included in accounts payable	$43	$—
Right-of-use assets and corresponding operating lease obligations	$—	$198

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 11, 2021.

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

Nature of Business - 22nd Century Group is a leading biotechnology company developing disruptive plant-based solutions for the life science, consumer product, and pharmaceutical markets. The Company is focused on technology that allows it to alter the level of nicotine and other nicotinic alkaloids in tobacco plants and the levels of cannabinoids and terpenes in hemp/cannabis plants through genetic engineering and modern plant breeding techniques. Goodrich Tobacco and Heracles Pharma are business units for the Company’s potential modified risk tobacco products. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s tobacco products manufacturing business in North Carolina. Botanical Genetics is a wholly-owned subsidiary of 22nd Century Group that performs research and development related to the Company’s hemp/cannabis business.

COVID-19 Pandemic – The COVID-19 pandemic has adversely impacted the U.S. economy and supply chains and created volatility in U.S. financial markets. The COVID-19 pandemic has had a minimal impact on the Company’s operations in 2020 and thus far in 2021, but there is a risk that state and federal authorities’ responses to the COVID-19 pandemic or another pandemic may disrupt our business in the future. Our executive leadership team and staff are monitoring this evolving situation and its impacts on our business. We will continue to monitor the local, state and federal guidance regarding our business practices.

During April 2021, the Company relocated its corporate headquarters into downtown Buffalo, NY. The new office, as well as all of our facilities, continue to operate under state and federal protocols which include physical distancing, mandatory face coverings, and disinfection of surfaces. We also continue to encourage remote work arrangements by our employees where job duties permit.

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

Intangible Assets – Intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has rights to use.

The Company’s capitalized intellectual property costs are amortized using the straight-line method over the remaining statutory life of the granted patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2026 to 2041. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which have expected expiration dates ranging from 2028 through 2036. The Company believes costs associated with becoming a signatory to the MSA and acquiring a predicate cigarette brand have an indefinite life and as such, no amortization is taken. At each reporting period, the Company evaluates whether events and circumstances continue to support the indefinite-lived classification.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term investment securities, accounts receivable, investments, a convertible note receivable, accounts payable, accrued expenses, and notes payable. Other than for cash equivalents, short-term investment securities, certain investments, and the convertible note receivable, fair value is assumed to approximate carrying values for these financial instruments, since they are short term in nature, they are receivable or payable on demand, or had stated interest rates that approximate the interest rates available to the Company as of the reporting date. The determination of the fair value of cash equivalents, short-term investment securities, investments, and convertible note receivable are discussed in Note 6.

Investments - Under ASU 2016-01, equity securities are recorded at fair value, with changes in fair value recorded through the statement of operations. Equity securities without a readily determinable market value are carried at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company considers its debt instruments as available-for-sale securities, and accordingly, all unrealized gains and losses incurred on the short-term investment securities (the adjustment to fair value) are recorded in other comprehensive income or loss on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Stock Based Compensation - The Company uses a fair-value based method to determine compensation for all arrangements under which Company employees and others receive shares, restricted stock units or options, to purchase common shares of the Company. Stock based compensation expense is recorded over the requisite service period based on estimates of probability and time of achieving milestones and vesting. Forfeitures are accounted for when they occur.

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

NOTE 2. - INVENTORY

Inventories are valued at the lower of historical cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory. Standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate.

Inventories at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Inventory - tobacco leaf	$703	$821
Inventory - finished goods
Cigarettes and filtered cigars	229	171
Inventory - raw materials
Cigarette and filtered cigar components	1,305	1,142

Less: inventory reserve	(100)	(100)
	$2,137	$2,034

NOTE 3. - MACHINERY AND EQUIPMENT

Machinery and equipment at March 31, 2021 and December 31, 2020 consisted of the following:

		March 31,	December 31,
	Useful Life	2021	2020
Cigarette manufacturing equipment	3 or 10 years	$4,924	$4,893
Office furniture, fixtures and equipment	5 Years	26	20
Laboratory equipment	5 Years	117	117
Leasehold improvements	6 Years	123	123
Construction in progress		105	—

Less: accumulated depreciation		(2,808)	(2,670)
Machinery and equipment, net		$2,487	$2,483

Depreciation expense was $138 for the three months ended March 31, 2021 ($156 for the three months ended March 31, 2020).

NOTE 4. - RIGHT-OF-USE ASSETS, LEASE OBLIGATIONS, AND OTHER LEASES

The Company leases a manufacturing facility and warehouse in North Carolina, a corporate headquarters in Buffalo, New York, and a laboratory space in Buffalo, New York. The tables outlined below represent information regarding the Company’s manufacturing facility lease and laboratory lease which are both classified as operating leases and are currently reflected within the Consolidated Balance Sheets.

The following table summarizes the Company’s discount rate and remaining lease terms:

Weighted average remaining lease term in years	0.8
Weighted average discount rate	4.4%

Future minimum lease payments as of March 31, 2021 are as follows:

2021	$176
2022	9
Total lease payments	185
Less: imputed interest	(3)
Total	$182

On January 15, 2021, the Company signed a lease agreement to relocate its corporate headquarters to the Larkinville District in downtown Buffalo, New York. The Company moved into the new office location in April 2021 and signed an amended lease agreement which revised the original lease commencement date to April 1, 2021. During the second quarter of 2021, the Company will recognize the respective right of use (“ROU”) asset and lease liability for the new corporate headquarters on its Consolidated Balance Sheets. The lease has a monthly base rent of $6, which escalates 2.5% annually after the first year, and an initial term of 36 months—with two twenty-four-month optional renewal options at the Company’s discretion.

NOTE 5. – INVESTMENTS & CONVERTIBLE NOTE RECEIVABLE

Investment in Panacea Life Sciences, Inc.

The Company has an investment in Panacea Life Sciences (“Panacea”) that consists of three instruments: (i) shares of Series B preferred stock (“preferred stock”); (ii) a convertible note receivable with a $7,000 face value; and (iii) a warrant (“stock warrant”) to purchase additional shares of Series B preferred stock, to obtain 51% ownership of Panacea, at an exercise price of $2.344 per share. The convertible note receivable and the preferred stock investment are considered available for sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount on the convertible note receivable and preferred stock is being amortized into interest income over the respective term. See Note 6 for additional information on the fair value measurements.

The Company entered into a non-binding agreement with Panacea to potentially restructure the investment and business relationship. The non-binding agreement with Panacea generally provides for (i) the transfer of $7,170 in operational assets, including an agricultural facility and various extraction and distillation equipment, from Panacea to the Company in exchange for the cancellation of the $7,000 convertible note receivable plus accrued interest; (ii) an amendment of transaction documents to remove any future investment rights and obligations of the Company in Panacea, (iii) cancellation of the stock warrant to purchase additional Series B preferred stock; and (iv) various other amendments to Panacea’s charter to amend various investors rights therein. As a result of the expected outcome of this non-binding agreement, the discount on the convertible note receivable is no longer amortized into interest income as the Company’s total carrying value of its stock warrant, convertible note receivable, and accrued interest equals the fair value outlined in the non-binding agreement. However, the agreement to restructure the investment with Panacea is preliminary, non-binding, subject to change, and may not occur.

As of March 31, 2021, the total carrying value of the Company’s investment in Panacea is outlined below:

	March 31,	December 31,
	2021	2020
Panacea preferred stock	$5,244	$5,173
Panacea stock warrant	1,124	1,124
Accrued interest on convertible note receivable (included within prepaid expenses and other assets)	170	170
Convertible note receivable	5,876	5,876
Total	$12,414	$12,343

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

The total carrying value of the Company’s investments at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Aurora stock warrants	$275	$239
Panacea preferred stock	5,244	5,173
Panacea stock warrant	1,124	1,124
Total Investments	$6,643	$6,536
Convertible Note Receivable	$5,876	$5,876

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

The following table presents information about our assets and liabilities measured at fair value as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$22,001	$—	$—	$22,001
Corporate bonds	—	7,670	—	7,670
Total short-term investment securities	$22,001	$7,670	$—	$29,671

Investment - Aurora stock warrants	$—	$—	$275	$275
Investment - Panacea preferred stock	$—	$—	$5,244	$5,244
Convertible note receivable	$—	$—	$5,876	$5,876

	Fair Value
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$8,636	$—	$—	$8,636
Corporate bonds	—	12,677	—	12,677
Total short-term investment securities	$8,636	$12,677	$—	$21,313

Investment - Aurora stock warrants	$—	$—	$239	$239
Investment - Panacea preferred stock	$—	$—	$5,173	$5,173
Convertible note receivable	$—	$—	$5,876	$5,876

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

The investment in the Aurora stock (ACB) warrants is measured at fair value using the Black-Scholes pricing model and is classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 143% and 137% as of March 31, 2021 and December 31, 2020, respectively. Therefore, changes in market volatility will impact the fair value measurement of our ACB investment.

A 20% increase or decrease in the volatility factor used as of March 31, 2021 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $128. A 20% increase or decrease in the volatility factor used at December 31, 2020 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $115.

The Panacea convertible note receivable and the preferred stock investment are considered available-for-sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available, fair value was estimated based on cost less an appropriate discount upon acquisition.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 investments for the three months ended March 31, 2021:

Fair Value at December 31, 2020	$11,288
Unrealized gain as a result of change in fair value	36
Accretion of interest on Panacea preferred stock	71
Fair Value at March 31, 2021	$11,395

The following tables set forth a summary of the Company’s available-for-sale debt securities from amortized cost basis to fair value as of March 31, 2021 and December 31, 2020:

	Available for Sale Debt Securities
	March 31, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$7,628	$42	$—	$7,670
Convertible note receivable	5,876	—	—	5,876
Investment - Panacea preferred stock	5,244	—	—	5,244
	$18,748	$42	$—	$18,790

	Available for Sale Debt Securities
	December 31, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$12,603	$74	$—	$12,677
Convertible note receivable	5,876	—	—	5,876
Investment - Panacea preferred stock	5,173	—	—	5,173
	$23,652	$74	$—	$23,726

The following table sets forth a summary of the Company’s available-for-sale securities from amortized cost basis and fair value by contractual maturity as of March 31, 2021 and December 31, 2020:

	Available for Sale Debt Securities
	March 31, 2021		December 31, 2020
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$7,628	$7,670	$11,692	$11,753
Due after one year through five years	11,120	11,120	11,960	11,973
Due in five years	—	—	—	—
	$18,748	$18,790	$23,652	$23,726

NOTE 7. - INTANGIBLE ASSETS

Total intangible assets at March 31, 2021 and December 31, 2020 consisted of the following:

	March 31,	December 31,
	2021	2020
Intangible assets, net
Patent and trademark costs	$5,717	$5,667
Less: accumulated amortization	(3,025)	(2,936)
Patent and trademark costs, net	2,692	2,731

License fees	3,876	3,876
Less: accumulated amortization	(1,010)	(948)
License fees, net	2,866	2,928

MSA signatory costs	2,202	2,202

License fee for predicate cigarette brand	350	350
	$8,110	$8,211

Amortization expense relating to the above intangible assets for the three months ended March 31, 2021 amounted to $150 ($172 for the three months ended March 31, 2020).

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

The table below outlines our notes payable balances as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
	2021	2020
License Fees	$295	$293
D&O Insurance	—	246
Total current notes payable	$295	$539

Accretion of non-cash interest expense amounted to $2 for the three months ended March 31, 2021 and $6 for the three months ended March 31, 2020.

NOTE 9. – SEVERANCE LIABILITY

During the second quarter of 2020, the Company recorded severance benefits of $306 related to a resignation which will be provided over a twelve-month period. During 2019, the Company recorded severance benefits of $881. Consistent with certain contractual obligations, $771 of the related benefit will be provided over a period of forty-two months.

The current and long-term accrued severance balance remaining as of March 31, 2021 was $274 and $187, respectively. The current and long-term accrued severance balance remaining as of December 31, 2020 was $339 and $241, respectively.

NOTE 10. - WARRANTS FOR COMMON STOCK

During the first quarter of 2021, the Company’s warrant holders exercised all 11,293,211 outstanding warrants for cash in exchange for common stock. In connection with these exercises, the Company received net proceeds of $11,782. No warrants remain outstanding as of March 31, 2021.

The following table summarizes the Company’s outstanding warrant activity since December 31, 2020:

Number of
Warrants
Warrants outstanding at December 31, 2020	11,293,211
Warrants exercised in Q1 2021	(11,293,211)
Warrants outstanding at March 31, 2021	—

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

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2021	2022	2023	2024	2025 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis	Contract fee	$900	$1,200	$1,200	$1,200	$300	$4,800	(1)
License Agreement	NCSU	Tobacco	Annual royalty fee	202	225	—	—	—	427	(2), (3)
License Agreement	NCSU	Tobacco	Minimum annual royalty	19	50	50	50	600	769	(3)
License Agreement	NCSU	Tobacco	Minimum annual royalty	38	50	50	50	500	688	(3)
Research Agreement	NCSU	Tobacco	Contract fee	75	—	—	—	—	75	(4)
Sublicense Agreement	Anandia Laboratories, Inc.	Hemp / Cannabis	Annual license fee	10	10	10	10	110	150	(5)
Research Agreement	Cannametrix	Hemp / Cannabis	Contract fee	150	50	—	—	—	200	(6)
Growing Agreement	Various	Various	Contract fee	67	—	—	—	—	67	(7)
				$1,461	$1,585	$1,310	$1,310	$1,510	$7,176

(1)	Exclusive agreement with the Company with respect to the Cannabis Sativa L. plant (the "Field"). The initial term of the agreement is five years with an option for an additional two years. The aggregate cost of the agreement over the initial term is $6,000. The Company will exclusively own all results and all intellectual property relating to the results of the collaboration with KeyGene (the "Results”). The Company will pay royalties in varying amounts to KeyGene relating to the Company's commercialization in the Field of certain Results. The Company has granted KeyGene a license to commercialize the Results outside of the Field and KeyGene will pay royalties in varying amounts to the Company relating to KeyGene's commercialization outside of the Field of the Results. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement. The First Amendment, described further in Note 15, lengthens the exclusively terms and adjusts the minimum commitment amounts shown in the table above.
(2)	The license agreement also requires a milestone payment of $150 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The annual royalty fee is credited against running royalties on sales of licensed products.
(3)	The Company is also responsible for reimbursing NSCU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(4)	On September 11, 2020, the Company entered into a one-year Sponsored Project Agreement with NCSU for continued research of tobacco alkaloid formation.
(5)	The Company is also responsible for the payment of certain costs, including, capitalized patent costs and patent maintenance costs, a running royalty on future net sales of products made from the sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third parties in all countries except for Canada. Anandia retains all patent rights, and is responsible for all patent maintenance, in Canada.
(6)	On March 1, 2021, the Company entered into a 14 month research agreement with Cannametrix for hemp/cannabis product development, formulation, and validation.
(7)	Various R&D growing agreements for hemp / cannabis and tobacco.

Investment in Panacea - On December 3, 2019, the Company entered into an agreement to obtain a 15.8% ownership in Panacea. The Company paid Panacea $12,000 in cash and issued shares of 22nd Century common stock with a fair value of $1,297. The agreement with Panacea also requires the Company to purchase 5,333,334 shares of puttable preferred stock at $1.875 when Panacea achieves certain twelve-month sales targets—payable in cash of $8,500 and the remainder in common stock of the Company. The Company recently entered into a non-binding agreement with Panacea which would include an amendment of transaction documents to remove any future investment rights and obligations of the Company. See Note 5 for further information regarding the Company’s investment in Panacea.

Modified Risk Tobacco Product Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Very Low Nicotine Content (“VLNC”) cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three months ended March 31, 2021, the Company incurred expenses relating to these contracts in the approximate amount of $12 and $149 for the three months ended March 31, 2020, respectively. The Company will continue to incur consulting and legal expenses as the MRTP Application continues through the FDA review process. The Company cannot currently quantify the additional expenses that the Company will incur in the FDA review process because it will involve various factors that are within the discretion and control of the FDA.

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

Class Action

On January 21, 2019, Matthew Jackson Bull, a resident of Denver, Colorado, filed a Complaint against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, and the Company’s then Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Matthew Bull, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 1:19 cv 00409.

On January 29, 2019, Ian M. Fitch, a resident of Essex County Massachusetts, filed a Complaint against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, and the Company’s then Chief Financial Officer, John T. Brodfuehrer, in the United States District Court for the Eastern District of New York entitled: Ian Fitch, Individually and on behalf of all others similarly situated, v. 22nd Century Group, Inc., Henry Sicignano III, and John T. Brodfuehrer, Case No. 2:19 cv 00553.

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

On January 29, 2020, the Company and Messrs. Sicignano and Brodfuehrer filed a Motion to Dismiss the Amended Complaint. On July 31, 2020, the Court heard oral arguments on the motion to dismiss. On January 14, 2021, the Court granted motion, dismissing all claims with prejudice. The Plaintiffs filed a notice of appeal on February 12, 2021 to the Second Circuit Court of Appeals. The Second Circuit has granted an expedited briefing schedule and Plaintiff’s/Appellant’s was filed on April 12, 2021 and the Company’s must be filed no later than May 17, 2021.

We believe that the claims are frivolous, meritless and that the Company and Messrs. Sicignano and Brodfuehrer have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and Messrs. Sicignano and Brodfuehrer against such claims.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19 cv 00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b 5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a 9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement.

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

NOTE 12 – EQUITY- BASED COMPENSATION

On April 12, 2014, the stockholders of the Company approved the 22nd Century Group, Inc. 2014 Omnibus Incentive Plan (the “OIP”) and the authorization of 5,000,000 shares to be reserved for issuance thereunder. On April 29, 2017, the stockholders approved an amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares and on May 3, 2019, the stockholders approved an additional amendment to the OIP to increase the number of shares available for issuance by an additional 5,000,000 shares. The OIP allows for the granting of equity and cash incentive awards to eligible individuals over the life of the OIP, including the issuance of up to an aggregate of 15,000,000 shares of the Company’s common stock pursuant to awards under the OIP. The OIP has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the OIP and the number of shares of common stock to underlie each such award under the OIP. As of March 31, 2021, the Company had available 1,979,059 shares remaining for future awards under the OIP. The Company is also seeking shareholder approval of the 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) to authorize 5,000,000 shares of our common stock for issuance under the Plan to meet our compensation goals for current and future years. Our Board of Directors has adopted the Plan contingent on stockholder approval.

Restricted Stock (“RSU”). We grant restricted stock units to employees and non-employee directors which are valued based on the Company’s stock price on the award grant date. The following table summarizes the changes in unvested restricted stock from December 31, 2020 through March 31, 2021.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
	in thousands	$ per share
Unvested at December 31, 2020	2,938	$0.85
Granted	1,995	$3.20
Vested	(1,234)	$0.85
Forfeited	(216)	$0.67
Unvested at March 31, 2021	3,483	$2.21

The fair value of RSUs that vested during the three months ended March 31, 2021 was approximately $3,600 based on the stock price at the time of vesting.

Stock Options. Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of all stock option activity since December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
	in thousands	$ per share
Outstanding at December 31, 2020	6,581	$1.50
Granted	235	$3.10
Exercised	(846)	$1.36
Expired	(6)	$2.76
Outstanding March 31, 2021	5,964	$1.59	4.3	years	$7,480

Exercisable at March 31, 2021	5,028	$1.56	4.1	years	$8,144

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

The weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2021
Risk-free interest rate (1)	0.54%
Expected dividend yield (2)	—%
Expected volatility (3)	87.92%
Expected term of stock options (4)	4.09	years

(1)	The risk-free interest rate is based on the period matching the expected term of the stock options based on the U.S. Treasury yield curve in effect on the grant date.
(2)	The expected dividend yield is assumed as zero. The Company has never paid cash dividends nor does it anticipate paying dividends in the foreseeable future.
(3)	The expected volatility is based on historical volatility of the Company’s stock.
(4)	The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

Restricted Stock and Stock Option Compensation Expense. The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock and stock options:

	Three Months Ended
	March 31,
	2021	2020
Sales, general, and administrative	$480	$440
Research and Development	27	41
Total restricted stock and stock option compensation	$507	$481

As of March 31, 2021, unrecognized compensation expense amounted to $7,765 which is expected to be recognized over a weighted average period of approximately 1.4 years. In addition, there is approximately $637 of unrecognized stock option compensation expense that requires the achievement of certain milestones which have yet to be obtained.

NOTE 13. – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at March 31, 2021 and December 31, 2020.

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

Total contract assets and contract liabilities are as follows:

	March 31,	December 31,
	2021	2020
Unbilled receivables	$53	$349
Deferred Revenue	—	(272)
Net contract assets	$53	$77

Disaggregation of Revenue

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition—net sales transferred over time and net sales transferred at a point in time. All revenue is related to contract manufacturing.

	Three Months Ended
	March 31,
	2021	2020
Net sales-over time	$4,512	$4,357
Net sales-point in time	2,294	2,701
Total Revenue	$6,806	$7,058

NOTE 14. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three months ended March 31, 2021 and 2020, respectively. Outstanding warrants, options, and restricted stock units were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except for per-share data)
Net loss	$(5,030)	$(4,028)
Weighted average common shares outstanding - basic and diluted	144,258	138,610
Net loss per common share - basic and diluted	$(0.03)	$(0.03)

Anti-dilutive shares are as follows:
Warrants	—	11,293
Options	5,964	7,837
Restricted stock units	3,483	2,938
	9,447	22,068

NOTE 15. – SUBSEQUENT EVENTS

On April 30, 2021, 22nd Century Group, Inc. (the “Company”) and KeyGene N.V. (“KeyGene”) entered into a First Amended and Restated Framework Collaborative Research Agreement (the “Amended Agreement”) which amends and restates the terms of that certain Framework Collaborative Research Agreement entered into between the two companies on April 3, 2019 (the “FCRA”), under which KeyGene agreed to work exclusively with the Company with respect to the Cannabis Sativa L. plant and all uses thereof (the “Field”). The Amended Agreement provides for certain strategic business term modifications to the FCRA, including:

(i)	a 3-year extension of the agreement term, from first-quarter 2024 to first-quarter 2027, and preserves the Company’s option for an additional 2-year extension, now through first quarter 2029;
(ii)	a reduction of the 2021-2022 (Contract Year 3) spending commitment to $800. The annual spending commitment will be $1,200 thereafter and will be increased by 3% per annum beginning in 2025-2026 (Contract Year 6);
(iii)	the addition of a framework and exclusivity guidelines for a future Master Development Agreement related to other plant varieties; and
(iv)	the establishment of an Executive Committee, comprised of members from both the Company and KeyGene, to focus on strategic development of the research partnership.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” in our Annual Report on Form 10-K filed on March 11, 2021. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

Overview

22nd Century Group, Inc. is a biotechnology company developing disruptive, plant-based solutions for the life science, consumer product, and pharmaceutical markets. We are focused on technology that allows us to modulate the level of nicotine and other nicotinic alkaloids in tobacco plants and the levels of cannabinoids and terpenes in hemp/cannabis plants through genetic engineering and modern plant breeding techniques. Our mission in tobacco is to reduce the harm caused by smoking by introducing adult smokers to our proprietary, Very Low Nicotine Content (“VLNC”) tobacco and cigarettes, which contains 95% less nicotine than conventional tobacco and cigarettes. Our mission in hemp/cannabis is to develop proprietary varieties of hemp with valuable cannabinoid and terpene profiles and other superior agronomic traits, with potential applications in life sciences and consumer products. We have a significant intellectual property portfolio of issued patents and patent applications relating to both tobacco and hemp/cannabis plants.

In tobacco, we have developed unique and proprietary bright and burley VLNC tobaccos that grow with at least 95% less nicotine than tobacco used in conventional cigarettes. In the year 2011, we developed our SPECTRUM® research cigarettes in collaboration with independent researchers, officials from the FDA, the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention

(“CDC”). Since 2011, we have provided more than 31.6 million variable nicotine research cigarettes for use in numerous independent clinical studies with agencies of the United States federal government. These independent clinical studies are estimated to have been performed at a cost of more than $125 million. The results of these independent clinical studies have been published in peer-reviewed publications (including the New England Journal of Medicine, the Journal of the American Medical Association, and many others). The results of these studies indicate that our VLNC tobaccos have been associated with reductions in smoking, nicotine exposure and nicotine dependence with little to no evidence of compensatory smoking and without serious adverse events. A list of completed and published clinical studies using cigarettes made with our VLNC tobaccos is shown on our website at https://www.xxiicentury.com/vln-clinical-studies/published-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes. A list of on-going clinical studies using our SPECTRUM® research cigarettes is shown on our website at https://www.xxiicentury.com/vln-clinical-studies/on-going-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes. We do not incorporate third party studies or the information on our website into this Annual Report on Form 10-Q.

In hemp, we are developing proprietary hemp varieties with increased levels of certain cannabinoids and other desirable agronomic traits with the goal of generating new and valuable intellectual property and plant lines. Our activities in the United States involve only work with legal hemp in full compliance with U.S. federal and state laws. The hemp and the marijuana plants are both part of the same cannabis genus, except that hemp does not have more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”). While 2018 Farm Bill legalized hemp and cannabinoids extracted from hemp in the U.S., such extracts remain subject to state laws and regulation by other U.S. federal agencies such as the FDA, U.S. Drug Enforcement Administration (“DEA”), and the U.S. Department of Agriculture (“USDA”). The same plant, with a higher THC content is marijuana, which is legal under certain state laws but not yet legal under U.S. federal law. The similarities between these plants can cause confusion. To reflect this difference in law, sometimes we refer to legal hemp and the legal hemp industry as hemp/cannabis to distinguish this as being separate and apart from marijuana/cannabis which is not legal under U.S. federal law. Our activities with legal hemp have sometimes been incorrectly perceived as us being involved in federally illegal marijuana/cannabis. This is not the case. In the United States, we work only with legal hemp in full compliance with federal and state laws.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Executive Overview of First Quarter 2021 Results

Key Business and Financial Highlights

●	Securing Modified Risk Tobacco Product (MRTP) authorization for VLN® remains our number one priority and we are confident that the FDA is in the final stages of the review process related to our application. There are no outstanding requests for information from the FDA. We are working to ensure that the launch of our VLN® King and VLN® Menthol King cigarettes occur within 90 days of receiving MRTP designation.
●	We have now secured four out of the five key partnerships needed to maximize each component in the upstream segment of the hemp/cannabis value chain. These partnerships will enable us to accelerate the new development of valuable, commercial hemp/cannabis lines and intellectual property to market.
●	Net sales revenue for the first quarter of 2021 was $6.8 million and comparable to the first quarter of 2020 at $7.1 million.
●	Gross profit for the first quarter of 2021 improved by $360 thousand year-over-year to $647 thousand.
●	Net loss for the first quarter of 2021 was $5.0 million compared to $4.0 million in the same quarter last year, an increase in the net loss of $1.0 million.

Corporate Business Highlights

●	On January 19, 2021, we announced the dismissal with prejudice of the federal securities class action lawsuit captioned Noto. V. 22nd Century Group, Inc., 19-CV-1285 by a federal district court in the Western District of New York on January 14, 2021. The case was initially filed in the Eastern District of New York, where it was captioned Bull v. 22nd Century Group, Inc. 1:19-CV-00409. In denying the Plaintiffs’ request for an opportunity to file another amended Complaint, the Court held that “further amendment would be futile.”

●	On January 28, 2021, we announced that we are moving our corporate headquarters to the up-and coming Larkinville District in downtown Buffalo and we recently moved in during April 2021. Our new Buffalo office space is in a state-of-the-art, restored manufacturing facility located at 500 Seneca Street, joining other multinational technology and professional services companies. Our new headquarters will accommodate all of our staff from our current office location in nearby Williamsville and has significant room for expansion.
●	During February and March of 2021, our warrant holders exercised 11,293,211 warrants for cash in exchange for common stock. In connection with these exercises, we received net proceeds of $11.8 million.
●	On May 4, 2021, we announced an agreement to extend and expand our plant research partnership agreement with KeyGene, a global leader in plant research involving high-value genetic traits and increased crop yields. The new partnership agreement extends the length of the collaboration we have with KeyGene to develop new, disruptive hemp/cannabis plants and intellectual property for the life science, medicinal, and pharmaceutical end-use markets. It also expands the partnership to include research and development activity for non-combustible, alternative tobacco plant applications, such as protein production, and our third plant franchise.

Tobacco Franchise Highlights and Notable Accomplishments

●	We believe that our proprietary, reduced nicotine content cigarettes, VLN®, have massive global market opportunity. In 2018, the global tobacco market was worth $817 billion and of that, $714 billion, or approximately 90% of the global tobacco market is comprised of combustible cigarettes. There are more than 1 billion global and 34 million U.S. adult smokers. More than two-thirds of adult smokers want to quit, yet less than ten percent of them are able to quit successfully. We believe that smokers are actively seeking alternatives to addictive combustible cigarettes. Based on our consumer perception studies, 60% of adult smokers indicate a likelihood to use VLN®.
●	Our VLN® cigarettes contain 95% less nicotine than conventional cigarettes and are a familiar combustible product format that replicates the conventional cigarette experience, including the sensory and experiential elements of taste, scent, smell, and “hand-to-mouth” behavior. VLN® contains 0.5 milligrams of nicotine per gram of tobacco, an amount cited by the FDA, based on clinical studies, to be “minimally or non-addictive”. The lack of reward from nicotine creates a dissociation between the act of smoking and nicotine which helps adult smokers reduced the harm caused by smoking.
●	Since 2011, our reduced nicotine content cigarettes have been used in more than 50 independent scientific clinical studies by universities and institutions. The studies, using our reduced nicotine content tobacco cigarettes, show that smokers who use our products: (i) reduce their nicotine exposure and dependence, (ii) smoke fewer cigarettes per day, (iii) increase their number of smoke-35 free days, and (iv) double their quit attempts – all with minimal or no evidence of nicotine withdrawal or compensatory smoking.
●	In December 2019, the FDA granted a Premarket Tobacco Application (“PMTA”) authorization for our reduced nicotine content cigarettes, giving us the ability to sell the product. In order to market our reduced nicotine content cigarettes under the brand name VLN®, with pack and advertising claims stating that the product contains 95% less nicotine than conventional tobacco cigarettes, as well as related claims regarding nicotine exposure, we will need to secure an MRTP authorization from the FDA.
●	As a part of the MRTP application process, on February 14, 2020, we presented our MRTP application for our reduced nicotine content cigarettes, VLN® to the FDA’s Tobacco Products Scientific Advisory Committee (TPSAC) and passed one of the final regulatory milestones. On April 17, 2020, the FDA set May 18, 2020, as the deadline for the submission of public comments on our MRTP application. The public comment period is now closed, and we believe that we are in the final stages of the review and decision-making process.
●	We were and remain focused on our primary mission and highest, near-term priority of securing MRTP authorization for our proprietary, reduced nicotine content tobacco cigarettes, VLN®. The designation will allow us to communicate key features of the VLN® products, including the headline claim of “95% less nicotine.” We continue to steadily increase our advocacy activities and engage in conversations at the highest levels of the Administration, Congress, and the FDA about VLN®, and every indication is that the MRTP application is in the final stages of review with the FDA. In addition to our ongoing contact with the FDA, we have been and continue to work with various legal advisers, regulatory consultants, and government affairs specialists to highlight the public health importance of the MRTP application to encourage a near-term authorization of its application.
●	We are prepared to launch sales of VLN® within 90 days of receiving FDA’s MRTP designation and are in advanced discussions with potential independent, regional, and national distribution and retail partners. We anticipate a phased rollout of VLN® in select geographies and plan to position VLN® in the premium pricing segment of the cigarette market. On January 11, 2021, we announced that we will expand our growing program and increase planting in the 2021 crop year for VLN® reduced nicotine content tobacco. This new planting for VLN® tobacco is in addition to our current VLN® inventory, which is earmarked for the launch and initial sales of VLN®.
●	On April 15, 2021, we announced that we stand fully prepared to help New Zealand to reach its goal to be a smoke-free nation by 2025. Our VLN® cigarettes contain just 0.5 milligrams of nicotine per gram of tobacco, 95% less nicotine than conventional cigarette brands, which is in line with the New Zealand proposal. We initially engaged with the public health researchers in New Zealand in 2016, when the country announced its goal of becoming smoke-free, leading the New Zealand Medical Journal to publish a letter recommending our reduced nicotine content cigarettes as an “important smoking reduction tool.”
●	We are fully prepared to manufacture enough VLN® to secure its market position. We own and operate a fully credentialed 62,000 square foot facility in North Carolina. Our capacity is currently approximately 1% of the U.S. cigarette market volume. With minimal investment, we believe that we can triple that capacity to 3%.
●	Our research cigarettes, SPECTRUM®, continue to fuel numerous independent, scientific studies to validate the enormous public health benefit identified by the FDA and others of implementing a national standard requiring all cigarettes to contain “minimally or non-addictive” levels of nicotine. In December 2020, the FDA in coordination with the National Institute on Drug Abuse (NIDA) and others, submitted an order to us for 3.6 million variable nicotine research cigarettes. On April 26, 2021, we announced fulfillment of the order bringing the total number of research cigarettes provided for public health research to more than 31 million cigarettes.
●	On May 5, 2021, we announced that we are internalizing our nicotine content testing capabilities to increase our ability to rapidly conduct high-precision analysis of our VLN® cigarettes and other nicotine products. We are making the investment now to be well-positioned for the FDA authorization of our MRTP application.
●	We believe that recent political changes will likely be favorable to our business prospects from a policy priority and regulatory standpoint. Under the new administration, we believe that the FDA will refocus on implementing its ground-breaking Comprehensive Plan for Tobacco and Nicotine Regulation, in particular the agency’s plan to cap the amount of nicotine in combustible cigarettes to a “minimally or non-addictive” level. We believe that the MRTP authorization and the launch of VLN® will serve as a starting point for the FDA’s proposed mandate.
●	We believe that our next generation, non-GMO, plant research is the key to commercializing our reduced nicotine content tobacco and technology in international markets. Non-GMO products are critical for success in international markets where non-GMO products are preferred, or GMO products are banned. We continue to make progress in our non-GMO tobacco research. In partnership with North Carolina State University, have completed successful research field trials that have validated new non-GMO methodologies for reducing nicotine in tobacco plants and have consistently achieved reductions in nicotine levels by as much as 99%. During the fourth quarter of 2020, we announced that we were granted a new U.S. patent, No. 10,669,552, entitled “Up-regulation of auxin response factor NbTF7”, related to the reduction of nicotine in the tobacco plant. The new technology provides us with a rapid pathway to introduce very low nicotine traits into virtually any variety of tobacco, including bright, burley, and oriental tobacco varieties. We have successfully applied our non-GMO technology to bright and burley varieties of tobacco and have developed a VLN® 2.0 prototype cigarette. We are also using our non-GMO technology to introduce reduced nicotine traits into oriental varieties of tobacco.

Hemp/Cannabis Franchise Highlights and Notable Accomplishments

●	We continue to place an emphasis on our hemp/cannabis strategy to target the upstream segments of the cannabinoid value chain in the areas of plant biotechnology research, gene modification and engineering, modern plant breeding and development, and extraction. We believe that we can differentiate ourselves in the hemp/cannabis industry by building upon our core strength and expertise in plant science and the ingredient value chain and through our strategic, operational partnerships, including the addition of our new partner, CannaMetrix.

We continue to shift our focus away from the already saturated U.S. consumer market of cannabidiol (CBD) and hemp-based products and expect to gain ingredient cultivation capabilities and extraction and purification services through a non-binding agreement with Panacea, which is expected to provide us with operational assets, including a farm and various extraction and distillation equipment.

●	We developed and launched a new, cutting-edge technology platform that will enable us and our strategic partners to quickly identify and incorporate commercially valuable traits of hemp/cannabis plants to create new, stable hemp/cannabis lines. The platform, developed in collaboration with researchers at KeyGene, incorporates a suite of proprietary molecular tools and a large library of genomic markers and gene-trait correlations. We have already characterized millions of high-value single nucleotide polymorphisms (SNPs). By targeting these newly identified SNPs, we have been able to locate and isolate specific sections of genetic code from genome assemblies present in our state-of-the-art hemp/cannabis bioinformatics database. This breakthrough enables us to quickly and easily identify the genes responsible for specific traits in a plant and is a powerful tool for us and the hemp/cannabis industry. We have already begun discussions to license this platform to strategic partners to help them improve their plant breeding techniques and optimize their hemp/cannabis lines.
●	We continue to secure commercially, valuable patents and intellectual property through our internal research capabilities and external research partnerships. We were recently granted a new U.S. Patent No. 10,787,674 B2 entitled “Trichome specific promoters for the manipulation of cannabinoids and other compounds in glandular trichomes”. This new intellectual property enables us to develop and deliver new hemp/cannabis plants that are designed to produce cannabinoids more efficiently by activating the molecular promoters, “on/off switches,” specifically and only in the plant’s trichomes where the majority of cannabinoids are produced. The patent application describes eight promoters, which are essentially molecular on/off switches, covering all of the major steps in the cannabinoid biosynthesis pathway and is related to the control of cannabinoid and terpene production.
●	We have secured an exclusive agreement with CannaMetrix, LLC for the use of their proprietary, human cell-based testing CannaMetrix EC50Array™ technology that will enable us to accelerate the commercialization of new, disruptive hemp/cannabis plant lines and intellectual property. CannaMetrix’s proprietary CannaMetrix EC50Array™ technology serves as a high-throughput roadmap for developing new hemp/cannabis plant lines with tailor-made cannabinoid and terpenoid profiles for use in the life science, consumer product, and pharmaceutical markets. The human cell-based assay has the ability to measure and validate the potency and efficacy of cannabinoids and/or terpenoids through defined biomarkers and receptor activity and can rapidly identify optimum plant profiles by measuring the potency and effect on the human cell system.
●	We have secured a number of the key partnerships needed to maximize our work in the upstream segments of the cannabinoid value chain, and vertically integrate our hemp/cannabis capabilities. The combination of our core strengths in plant science and our network of key partnerships will enable us to drive differentiation and value by delivering new, disruptive plant lines and IP.

2021 Priorities and Areas of Focus

1.	We remain focused on securing FDA authorization for VLN®. Starting within 90-days of authorization of our MRTPA by the FDA, we are prepared to launch VLN® cigarettes in select markets.
2.	We believe that an equally important first priority initiative is for us to support and advance the FDA’s plan to require that all cigarettes sold in the U.S. be made “minimally or non-addictive” by limiting their nicotine content to just 0.5 milligrams of nicotine per gram of tobacco.
3.	We continue to target the upstream segment of the cannabinoid value chain; creating proprietary, commercially valuable new plant lines and related intellectual property with stabilized genetics to harness and optimize hemp/cannabis plant potential. We will seek to monetize a portion of our existing hemp/cannabis IP in 2021 and will continue to bring disruptive technology forward.
4.	We will turn attention to the development of a third, plant-based franchise after securing MRTP authorization for VLN®. We will leverage our plant science expertise to develop and secure valuable intellectual property and sign lucrative strategic partnerships to support the development of this franchise.
5.	We will maintain diligent financial execution, efficient operating structure, and balance sheet strength to support our growth initiatives.

Results of Operations

Year-to-Date March, 31 2021 compared to Year-to-Date March 31, 2020.

Amounts in thousands, except for share and per-share data.

Revenue - Sale of products, net

	Year-to-Date
	March 31	March 31
	2021	2020
Sale of products, net	$6,806	$7,058
Dollar Change from Prior Year	$(252)

The decrease in sales revenue for the three months ended March 31, 2021, compared to the three months ended March 31, 2020, was primarily the result of decreased sales of contract manufactured cigarettes of $1,059. The decreased sales were primarily driven by volume decreases compared to the prior period. This was partially offset by increased contract manufactured filtered cigar sales of $127, and fulfillment of our SPECTRUM® cigarette order of $680 which did not occur in the prior period.

Cost of goods sold - Products / Gross profit (loss)

	Year-to-Date
	March 31	March 31
	2021	2020
Cost of goods sold	$6,159	$6,771
Percent of Product Sales	90.5%	95.9%
Dollar Change from Prior Year	$(612)

	Year-to-Date
	March 31	March 31
	2021	2020
Gross profit (loss)	$647	$287
Percent of Product Sales	9.5%	4.1%
Dollar Change from Prior Year	$360

The increase in gross margin for the three months ended March 31, 2021, compared the three months ended March 31, 2020, was primarily due to fulfillment of our SPECTRUM® cigarette order and was partially offset by lower sales volume in contract manufacturing cigarettes and filtered cigars.

Research and development expense

	Year-to-Date
	March 31	March 31
	2021	2020
Research and Development	$689	$811
Percent of Product Sales	10.1%	11.5%
Dollar Change from Prior Year	$(122)

The decrease in R&D expense for the three months ended March 31, 2021, compared the three months ended March 31, 2020, was primarily due to lower personnel expense of $105 due to a more focused R&D headcount to accomplish our strategies. We continue to prioritize our R&D activities to achieve our strategic and investment priorities.

Research and development expense - MRTP

	Year-to-Date
	March 31	March 31
	2021	2020
Research and Development - MRTP	$12	$149
Percent of Product Sales	0.2%	2.1%
Dollar Change from Prior Year	$(137)

MRTP expenses for the three months ended March 31, 2021 declined significantly, as we submitted our MRTP application to the FDA during 2019. MRTP-related expenses for 2021 are primarily related to consulting services related to our application while 2020 are primarily related to our February 14, 2020 Tobacco Products Scientific Advisory Committee (TPSAC) hearing.

Sales, general and administrative expense

	Year-to-Date
	March 31	March 31
	2021	2020
Sales, general and administrative	$4,829	$3,141
Percent of Product Sales	71.0%	44.5%
Dollar Change from Prior Year	$1,688

The increase in SG&A expense during the three months ended March 31, 2021, as compared to the prior year respective period, was driven by a $675 increase in personnel expenses, a $604 increase in insurance expenses, a $441 increase in investor relations expenses, and a $112 increase in marketing expenses primarily related to VLN® activities. We have deployed incremental SG&A spending to support our corporate management capabilities and to evaluate and prepare for future opportunities. These increases in SG&A were partially offset by lower legal fees of $283 compared to the prior year.

Depreciation expense

	Year-to-Date
	March 31	March 31
	2021	2020
Depreciation	$138	$156
Percent of Product Sales	2.0%	2.2%
Dollar Change from Prior Year	$(18)

The decrease in depreciation expense during the three months ended March 31, 2021, as compared to the prior year respective period, was primarily due to a lower property, plant, and equipment depreciable base primarily due to impairments taken for the Williamsville corporate office during the fourth quarter of 2020.

Amortization expense

	Year-to-Date
	March 31	March 31
	2021	2020
Amortization	$150	$172
Percent of Product Sales	2.2%	2.4%
Dollar Change from Prior Year	$(22)

The decrease in amortization expense during the three months ended March 31, 2021, as compared to the prior year respective period, was primarily due to a lower intangible asset depreciable base primarily due to impairments taken during 2020.

Unrealized gain (loss) on investment

	Year-to-Date
	March 31	March 31
	2021	2020
Unrealized gain (loss) on investments	$36	$(445)
Percent of Product Sales	0.5%	(6.3)%
Dollar Change from Prior Year	$481

The warrants to purchase 81,164 shares of Aurora Cannabis, Inc (“Aurora”) common stock are considered an equity security and are recorded at fair value. We recorded the fair value of the stock warrants of $275 at March 31, 2021, using the Black-Scholes pricing model, and recorded an unrealized gain on the warrants in the amount of $36 for the three months ended March 31, 2021, and an unrealized loss of $445 for the three months ended March 31, 2020.

Interest income, net

	Year-to-Date
	March 31	March 31
	2021	2020
Interest Income, net	$112	$612
Percent of Product Sales	1.7%	8.7%
Dollar Change from Prior Year	$(500)

Interest income, net (interest income less investment fees) for the three months ended March 31, 2021 is comprised of cash interest income of $67 and non-cash interest accretion of $45 which relates to our preferred stock investment in Panacea, and short-term investment securities purchased at a discount or premium. The decrease in interest income during the three months ended March 31, 2021, as compared to the prior year respective period, was primarily due to lower cash and non-cash interest income on our Panacea convertible note receivable ($173 and $93, respectively) as a result of a non-binding letter of intent to restructure our Panacea investment. See Note 5 to our consolidated financial statements included herein for additional information regarding our Panacea investment. Cash interest income, net on our short-term investment securities decreased $163 primarily due to lower bond interest yields and lower total short-term investment securities as of March 31, 2021, as compared to the prior year respective period.

Interest expense

	Year-to-Date
	March 31	March 31
	2021	2020
Interest Expense	$(7)	$(12)
Percent of Product Sales	(0.1)%	(0.2)%
Dollar Change from Prior Year	$5

Interest expense for the three months ended March 31, 2021 was in line with the expense for the same prior year period.

Net loss

	Year-to-Date
	March 31	March 31
	2021	2020
Net Loss	$(5,030)	$(4,028)
Percent of Product Sales	(73.9)%	(57.1)%
Dollar Change from Prior Year	$(1,002)

The increase in net loss for the three months ended March 31, 2021, as compared to the same period during the prior year, was primarily the result of increased SG&A expense of $1,688 during the three months ended March 31, 2021, compared to the respective prior year period. This was partially offset by increased gross margin of $360, which was primarily due to fulfillment of our

SPECTRUM® cigarette order, decreased R&D expenses of $123, and decreased MTRP expenses of $138 compared to the respective prior year period.

Other Comprehensive Income (Loss)

	Year-to-Date
	March 31	March 31
	2021	2020
Other Comprehensive Income (Loss)	$(32)	$(193)
Percent of Product Sales	(0.5)%	(2.7)%
Dollar Change from Prior Year	$161

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds and corporate bonds with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as other comprehensive income or loss. We recorded an unrealized loss on short-term investment securities in the amount of $32 resulting in other comprehensive loss of $32 for the three months ended March 31, 2021. For the three months ended March 31, 2020, we recorded an unrealized loss on short-term investment securities of $196 and recorded a reclassification of gains to net loss in the amount of $3, resulting in other comprehensive loss of $193.

Liquidity and Capital Resources

	Year-to-Date
	March 31	March 31
	2021	2020
Net cash provided by (used in) operating activities	$(3,911)	$(4,662)
Net cash provided by (used in) investing activities	(8,535)	4,896
Net cash provided by (used in) financing activities	12,689	—
Net increase (decrease) in cash and cash equivalents	243	234
Cash and cash equivalents - beginning of period	1,029	485
Cash and cash equivalents - end of period	$1,272	$719
Short-term investment securities	$29,671	$21,313

Working Capital

As of March 31, 2021, we had working capital of approximately $29,379 compared to working capital of approximately $20,998 at December 31, 2020, an increase of $8,381. This increase in working capital was primarily due to a $8,601 increase in cash, cash equivalents and short-term investment securities resulting from cash exercises of all of our outstanding warrants. The cash exercises eliminated all outstanding warrants and amounted to net cash proceeds of $11,782.

Net cash used in operating activities

The decrease of cash used in operations in the amount of $751 was due to a decrease in cash used for working capital components related to operations in the amount of $2,099 which was partially offset by an increase in the cash portion of the net loss in the amount of $1,348 for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.

Net cash provided by investing activities

The increase in cash used in investing activities, in the amount of $13,431, was primarily the result of an increase in the net cash used for our short-term investments in the amount of $13,422 and an increase in the cash used for acquisition of machinery and equipment in the amount of $92, as compared to the three months ended March 31, 2020. The increase in cash used in our short-term investments was primarily due to increased funds for investment, from Q1 2021 warrant exercises, while the increased cash used for acquisition of machinery and equipment was primarily due to new office furnishings and improvements at our newly relocated corporate headquarters.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2021, cash provided by financing activities was $12,689 resulting from warrant exercises of $11,782 and option exercises of $1,153 which was partially offset by principal payments on our notes payable of $246.

Cash demands on operations

Our principal sources of liquidity are our cash and cash equivalents, short-term investment securities, and cash generated from our contract manufacturing business. As of March 31, 2021, we had approximately $30,943 of cash and cash equivalents and short-term investments which is an increase of $8,601 from December 31, 2020. This increase was primarily due to the cash exercise of our outstanding warrants. Our short-term investment securities along with sustained contract manufacturing sales provide sufficient resources for estimated contractual commitments, described further in Note 11, and normal cash requirements for operations for at least the next twelve months. In addition to the commitments described in Note 11 to our consolidated financial statements, we are currently in the process of securing contracts with select tobacco farmers to assist with the 2021 growing of our VLNC tobacco. These contacts, once finalized and executed, will increase the quantity of our current leaf inventory which will help support expected demand of VLN®, if MTRP authorization is granted by the FDA. The cost of such growing efforts is dependent on the final agricultural yields and leaf quality, but we expect the cost to range between $1.5 million and $1.9 million. We also believe that we have appropriate liquidity to successfully manufacture and distribute our VLN® cigarette within 90 days of MRTP authorization by the FDA, if granted in 2021.

We also have an effective S-3 shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC), which provides us flexibility and optionality to raise capital, however there can be no assurance that capital will be available to us on acceptable terms or at all.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Inflation

Inflation did not have a material effect on our operating results for the three months ended March 31, 2021 and 2020, respectively.

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

There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 11, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 6, 2021	/s/ James A. Mish
James A. Mish
Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2021	/s/ John Franzino
John Franzino
Chief Financial Officer
(Principal Accounting and Financial Officer)