Form 10-Q
period 2021-06-30
22nd Century Group, Inc.
filed 2021-08-05
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

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

Yes  ☐ No  ☒

As of August 4, 2021, there were 162,735,483 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

($ in thousands)

	June 30,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$2,037	$1,029
Short-term investment securities	60,284	21,313
Accounts receivable, net	2,137	2,159
Inventory, net	2,313	2,034
Prepaid expenses and other assets	3,943	1,806
Total current assets	70,714	28,341
Property, plant and equipment, net	4,847	2,483
Operating leases right-of-use assets, net	595	247
Intangible assets, net	8,119	8,211
Investments	9,200	6,536
Other assets	3,684	5,876
Total assets	$97,159	$51,694

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes payable	$2,659	$539
Operating lease obligations	174	247
Accounts payable	981	1,116
Accrued expenses	5,072	4,830
Accrued severance	212	339
Deferred income	145	272
Total current liabilities	9,243	7,343
Long-term liabilities:
Operating lease obligations	423	—
Severance obligations	130	241
Total liabilities	9,796	7,584
Commitments and contingencies (Note 11)
Shareholders' equity
10,000,000 preferred shares, $.00001 par value
300,000,000 common shares, $.00001 par value
Capital stock issued and outstanding:
162,685,483 common shares (139,061,690 at December 31, 2020)
Common stock value	2	1
Capital in excess of par value	241,968	189,439
Accumulated other comprehensive (loss) income	1	74
Accumulated deficit	(154,608)	(145,404)
Total shareholders' equity	87,363	44,110
Total liabilities and shareholders’ equity	$97,159	$51,694

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

($ in thousands except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue:
Sale of products, net	$8,371	$6,435	$15,177	$13,493
Cost of goods sold (exclusive of depreciation shown separately below):
Products	7,785	6,234	13,944	13,005
Gross profit (loss)	586	201	1,233	488
Operating expenses:
Research and development	744	957	1,433	1,770
Research and development - MRTP	2	4	14	154
Sales, general and administrative	6,177	3,501	11,006	6,640
Impairment of intangible assets	—	146	—	146
Depreciation	150	157	288	313
Amortization	153	189	303	361
Total operating expenses	7,226	4,954	13,044	9,384
Operating loss	(6,640)	(4,753)	(11,811)	(8,896)
Other income (expense):
Unrealized gain (loss) on investments	(176)	312	(140)	(133)
Impairment of Panacea investment	—	(1,062)	—	(1,062)
Gain on Panacea investment conversion	2,548	—	2,548	—
Realized gain (loss) on short-term investment securities	—	3	—	—
Interest income, net	108	462	220	1,074
Interest expense	(14)	(19)	(21)	(31)
Total other income (expense)	2,466	(304)	2,607	(152)
Loss before income taxes	(4,174)	(5,057)	(9,204)	(9,048)
Income taxes	—	—	—	38
Net loss	$(4,174)	$(5,057)	$(9,204)	$(9,086)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investment securities	(41)	241	(73)	45
Reclassification of (gain) loss to net loss	—	(3)	—	—
Other comprehensive income (loss)	(41)	238	(73)	45
Comprehensive loss	$(4,215)	$(4,819)	$(9,277)	$(9,041)

Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)
Weighted average common shares outstanding - basic and diluted (in thousands)	154,811	138,854	149,564	138,732

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

($ in thousands except share data)

	Three Months and Six Months Ended June 30, 2021
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2020	139,061,690	$1	$189,439	$74	$(145,404)	$44,110
Stock issued in connection with RSU vesting	1,196,258	—	—	—	—	—
Stock issued in connection with option exercises	846,342	—	1,153	—	—	1,153
Stock issued in connection with warrant exercises	11,293,211	1	11,781	—	—	11,782
Equity-based compensation	—	—	507	—	—	507
Unrealized gain (loss) on short-term investment securities	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(5,030)	(5,030)
Balance at March 31, 2021	152,397,501	$2	$202,880	$42	$(150,434)	$52,490
Stock issued in connection with RSU vesting, net of shares withheld for taxes	200,103	—	(469)	—	—	(469)
Stock issued in connection with option exercises	87,879	—	106	—	—	106
Stock issued in connection with capital raise	10,000,000	—	38,206	—	—	38,206
Equity-based compensation	—	—	1,245	—	—	1,245
Unrealized gain (loss) on short-term investment securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(4,174)	(4,174)
Balance at June 30, 2021	162,685,483	$2	$241,968	$1	$(154,608)	$87,363

	Three Months and Six Months Ended June 30, 2020
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income	Deficit	Equity
Balance at December 31, 2019	138,362,809	$1	$187,735	$7	$(125,693)	$62,050
Stock issued in connection with RSU vesting	491,384	—	—	—	—	—
Equity-based compensation	—	—	480	—	—	480
Unrealized gain (loss) on short-term investment securities	—	—	—	(196)	—	(196)
Reclassification of losses (gains) to net loss	—	—	—	3	—	3
Net loss	—	—	—	—	(4,029)	(4,029)
Balance at March 31, 2020	138,854,193	$1	$188,215	$(186)	$(129,722)	$58,308
Equity-based compensation	—	—	376	—	—	376
Unrealized gain (loss) on short-term investment securities	—	—	—	241	—	241
Reclassification of losses (gains) to net loss	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(5,057)	(5,057)
Balance at June 30, 2020	138,854,193	$1	$188,591	$52	$(134,779)	$53,865

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

($ in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(9,204)	$(9,086)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of intangible assets	—	146
Impairment of Panacea investment	—	1,062
Amortization and depreciation	466	549
Amortization of license fees	124	125
Amortization of ROU Asset	149	151
Unrealized (gain) loss on investment	140	133
Gain on Panacea investment conversion	(2,548)	—
Accretion of non cash interest expense	4	12
Accretion of non cash interest income	(85)	(306)
Equity-based employee compensation expense	1,752	856
(Increase) decrease in assets:
Accounts receivable	21	(132)
Inventory	(280)	(503)
Prepaid expenses and other assets	(2,307)	(2,934)
Increase (decrease) in liabilities:
Operating lease obligations	(148)	(149)
Accounts payable	(140)	(1,032)
Accrued expenses	151	(384)
Accrued severance	(238)	24
Deferred income	(127)	(5)
Net cash provided by (used in) operating activities	(12,270)	(11,473)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(179)	(198)
Acquisition of property, plant and equipment	(388)	(42)
Sales and maturities of short-term investment securities	19,037	19,272
Purchase of short-term investment securities	(58,137)	(8,853)
Net cash provided by (used in) investing activities	(39,667)	10,179
Cash flows from financing activities:
Payment on note payable	(538)	(542)
Proceeds from note payable issuance	2,653	2,195
Net proceeds from option exercise	1,259	—
Net proceeds from warrant exercise	11,782	—
Net proceeds from issuance of common stock	38,258	—
Taxes paid related to net share settlement of RSUs	(469)	—
Proceeds from SBA loan	—	1,183
Repayment of SBA loan	—	(1,183)
Net cash provided by (used in) financing activities	52,945	1,653
Net increase (decrease) in cash and cash equivalents	1,008	359
Cash and cash equivalents - beginning of period	1,029	485
Cash and cash equivalents - end of period	$2,037	$844

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$8	$6
Non-cash transactions:
Patent and trademark additions included in accounts payable	$—	$54
Property, plant and equipment additions included in accounts payable	$9	$—
Property, plant and equipment additions included in accrued expenses	$7	$—
Right-of-use assets and corresponding operating lease obligations	$497	$198
Patent and trademark additions included in accrued expenses	$32	$—
Capital raise issuance fees included in accrued expenses	$52	$—
Panacea investment conversion	$12,485	$—

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet as of December 31, 2020 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the December 31, 2020 audited consolidated financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 11, 2021.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of (i) 22nd Century Group, Inc. (“22nd Century Group”); (ii) its four wholly-owned subsidiaries, 22nd Century Limited, LLC (“22nd Century Ltd”), NASCO Products, LLC (“NASCO”), Botanical Genetics, LLC (“Botanical Genetics”), and 22nd Century Group Canada, Inc. (“22nd Century Group Canada”); (iii) two wholly-owned subsidiaries of 22nd Century Ltd, Goodrich Tobacco Company, LLC (“Goodrich Tobacco”) and Heracles Pharmaceuticals, LLC (“Heracles Pharma”); and (iv) one wholly-owned subsidiary of Botanical Genetics, 22nd Century Holdings, LLC. This group of subsidiaries is referred to as collectively, (“the Company”). All intercompany accounts and transactions have been eliminated.

Nature of Business - 22nd Century Group is a leading biotechnology company developing disruptive plant-based solutions for the life science, consumer product, and pharmaceutical markets. The Company is focused on technology that allows it to alter the level of nicotine and other nicotinic alkaloids in tobacco plants and the levels of cannabinoids and terpenes in hemp/cannabis plants through genetic engineering and modern plant breeding techniques. 22nd Century Ltd performs research and development related to the level of nicotine and other nicotinic alkaloids in tobacco plants and Botanical Genetics performs research and development related to hemp/cannabis plants. Goodrich Tobacco and Heracles Pharma are business units for the Company’s potential modified risk tobacco products. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s tobacco products manufacturing business in North Carolina. 22nd Century Holdings and 22nd Century Group Canada are two newly formed subsidiaries where 22nd Century Holdings will own and operate the newly acquired Needle Rock Farm assets and 22nd Century Group Canada will allow for future international business opportunities in Canada.

Reclassifications – Certain prior period amounts have been reclassified to conform to the current period’s classification. None of these reclassifications had a material impact on our consolidated financial statements.

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

During April 2021, the Company relocated its corporate headquarters into downtown Buffalo, NY. The new office, as well as all of our facilities, continue to operate in compliance with New York and North Carolina guidance (as applicable) related to the prevention of COVID-19 transmission and employee safety. We also continue to allow remote work arrangements by our employees where job duties permit.

Our executive leadership team and staff are monitoring this evolving situation and its impacts on our business. We will continue to monitor the local, state, and federal guidance regarding our business practices.

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

The Company’s capitalized intellectual property costs are amortized using the straight-line method over the remaining statutory life of the patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2026 to 2041. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which have expected expiration dates ranging from 2028 through 2036. The Company believes that costs associated with becoming a signatory to the MSA and costs related to the acquisition of a predicate cigarette brand have an indefinite life. As such, no amortization is taken. At each reporting period, the Company evaluates whether events and circumstances continue to support the indefinite-lived classification.

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

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, short-term investment securities, accounts receivable, investments, a convertible note receivable, a promissory note receivable, accounts payable, accrued expenses, and notes payable. The carrying values of these financial instruments approximate fair value. The Company carries cash equivalents, short-term investment securities, certain investments, and certain other assets at fair value which is described further in Note 6.

Investments – The Company’s equity securities are recorded at fair value with changes in fair value included within the statement of operations. Equity securities without a readily determinable market value are carried at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer. The Company considers certain debt instruments as available-for-sale securities, and accordingly, all unrealized gains and losses incurred on the short-term investment securities (the adjustment to fair value) are recorded in other comprehensive income or loss on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Stock Based Compensation – The Company’s Omnibus Incentive Plan allows for various types of equity-based incentive awards. Stock based compensation expense is based on awards that are expected to vest over the requisite service periods and are based on the fair value of the award measured on the grant date. Vesting requirements vary for directors, officers, and employees. In general, time-based awards fully vest after one year for directors and vest in equal annual installments over a three-year period for officers and employees. Performance-based awards vest upon achievement of certain milestones. Forfeitures are accounted for when they occur.

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

Recent Accounting Pronouncement(s) – In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The standard replaces the incurred loss model with the current expected credit loss (CECL) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The CECL model requires companies to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The provisions of the ASU are effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years—excluding small reporting companies (SRCs) which have an effective date beginning after December 15, 2022 and interim periods within those fiscal years. The Company plans to adopt ASU 2016-13 on January 1, 2022 and is evaluating the expected impacts.

We consider the applicability and impact of all ASUs. If the ASU is not listed above, it was determined that the ASU was either not applicable or would have an immaterial impact on our financial statements and related disclosures.

NOTE 2. - INVENTORY

Inventories are valued at the lower of historical cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory, hemp/cannabis inventory, and raw materials inventory. Standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate.

Inventories at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Inventory - tobacco leaf	$863	$821
Inventory - hemp/cannabis	68	—
Inventory - finished goods
Cigarettes and filtered cigars	193	171
Inventory - raw materials
Cigarette and filtered cigar components	1,289	1,142

Less: inventory reserve	(100)	(100)
	$2,313	$2,034

NOTE 3. – PROPERTY, PLANT, AND EQUIPMENT, NET

Property, plant, and equipment, net at June 30, 2021 and December 31, 2020 consisted of the following:

		June 30,	December 31,
	Useful Life	2021	2020
Land		$1,665	$—
Building and leasehold improvements	7 to 40 years	309	123
Manufacturing equipment	3 to 10 years	5,518	4,893
Office furniture, fixtures and equipment	5 years	119	20
Laboratory equipment	5 years	192	117

Less: accumulated depreciation		(2,956)	(2,670)
Property, plant and equipment, net		$4,847	$2,483

Depreciation expense was $150 and $288 for the three and six months ended June 30, 2021 ($157 and $313 for the three and six months ended June 30, 2020).

NOTE 4. - RIGHT-OF-USE ASSETS, LEASE OBLIGATIONS, AND OTHER LEASES

The Company leases a manufacturing facility and warehouse in North Carolina, a corporate headquarters in Buffalo, New York, and a laboratory space in Buffalo, New York. During the second quarter of 2021, the Company moved into a new corporate headquarters in downtown Buffalo, NY. The lease has an initial term of 36 months and two 24-month renewal options which are at the Company’s discretion. The Company assumed all renewal options in determination of the lease term.

The following table summarizes the Company’s discount rate and remaining lease terms:

Weighted average remaining lease term in years	5.5
Weighted average discount rate	3.8%

Future minimum lease payments as of June 30, 2021 are as follows:

2021	$146
2022	85
2023	78
2024	80
2025	82
Thereafter	192
Total lease payments	663
Less: imputed interest	(66)
Total	$597

NOTE 5. – INVESTMENTS & OTHER ASSETS

The total carrying value of the Company’s investments and other assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Aurora stock warrants	$98	$239
Panacea preferred stock	—	5,173
Panacea stock warrant	—	1,124
Exactus common stock	9,102	—
Total Investments	$9,200	$6,536
Convertible note receivable	$—	$5,876
Promissory note receivable	$3,684	$—

Investment in Panacea Life Sciences, Inc.

Initial Investment:

On December 3, 2019, the Company entered into a securities purchase agreement with Panacea Life Sciences, Inc. (“Panacea”) for consideration valued at $13,297 ($12,000 cash and $1,297 of the Company’s shares of common stock valued at $1 per share) in exchange for a 15.8% ownership interest. The Company’s investment consisted of three instruments: shares of Series B preferred stock (“preferred stock”); a convertible note receivable with a $7,000 face value; and a warrant (“stock warrant”) to purchase additional shares of Series B preferred stock, to obtain 51% ownership of Panacea, at an exercise price of $2.344 per share. The convertible note receivable had a term of five years, interest of 10% per annum, and could be converted to shares of Series B preferred stock at the Company’s discretion. The embedded conversion option was not considered a derivative instrument for accounting purposes. The preferred stock carried an annual 10% cumulative dividend, compounded annually, and had an implicit put option after the fifth anniversary date so long that the stock warrants had not been exercised. The put option was not considered a derivative instrument for accounting purposes. The stock warrant was exercisable at any time after the fifth anniversary date and would be accelerated if Panacea achieved certain sales targets for two consecutive years. The Series B preferred stock also included first priority equity preferences in the event of a liquidation, sale, or transfer of Panacea assets. These rights entitled the Company to the original Series B issuance price of $7,000 plus any unpaid accrued dividends.

To allocate the cost of the stock warrant, the Company calculated a fair value based on the following assumptions: volatility of 70%, discount of 25% for lack of marketability, and a risk-free rate of 2%. The value of the stock warrant was allocated to the preferred stock and the convertible note receivable, equally, at a discount to the acquisition price. The discount on the preferred stock was determined to be for lack of control and the discount on the convertible note receivable was determined to be for issuing the note at a below market interest rate for similar instruments.

The convertible note receivable and the preferred stock investment were considered available for sale debt securities with a private company that was not traded in active markets. Since observable price quotations were not available at acquisition, fair value was estimated based on cost less an appropriate discount upon acquisition. The discount of each instrument is accreted into interest income over the respective term as shown within the Company’s Consolidated Statements of Operations and Comprehensive Loss. See Note 6 for additional information on these fair value measurements. The stock warrant was recorded at its cost basis in accordance with the practicability exception under ASU 2016-01.

Impairment of Panacea Investment:

As a result of increased competition and other macroeconomic factors, the Company recognized an impairment of $1,062 on the Panacea stock warrant during the second quarter of 2020. The impairment is recorded within the Consolidated Statements of Operations and Comprehensive Loss as “Impairment of Panacea Investment.” During the fourth quarter of 2020, the Company entered into a non-binding agreement with Panacea to potentially restructure the investment and business relationship—including the transfer of an agricultural facility and other assets. As of December 31, 2020, the Company adjusted certain assets to represent the fair value outlined in the non-binding agreement.

Conversion of Panacea Investment:

On June 30, 2021, the Company entered into a Promissory Note Exchange Agreement with Panacea and a Securities Exchange Agreement with Panacea, Exactus, Inc. (“Exactus”) (OTCQB:EXDI) and certain other Panacea shareholders. Pursuant to the Securities Exchange Agreement, Exactus fully acquired Panacea. These transactions effected the (i) conversion of all of the Company’s Series B Preferred Stock in Panacea into 91,016,026 shares of common stock in Exactus valued at $9,102 as of June 30, 2021 and (ii) the conversion of the Company’s existing debt in Panacea by converting the outstanding $7,000 principal balance convertible note receivable and all accrued but unpaid interest thereon for fee simple ownership of Needle Rock Farms (224 acres in Delta County, Colorado) and equipment valued at $2,248, $500 in Panacea’s Series B Preferred Stock (which was subsequently converted to Exactus common stock under the Securities Exchange Agreement), and a new $4,300 promissory note (the “Promissory note receivable”) with a maturity date of June 30, 2026 and a 0% interest rate. The Promissory note receivable is with a related party of Panacea and is fully secured by a first priority lien on Panacea’s headquarters located in Golden, Colorado. All other rights and obligations of the Company in Panacea and Panacea’s affiliate, Quintel-MC Incorporated, were terminated by this transaction—including all warrant rights and obligations for future investment. The conversion was recorded as a non-monetary transaction, based on the fair value of the assets received, and resulted in a gain of $2,548 which is included within the Consolidated Statements of Operations and Comprehensive Loss as “Gain on Panacea investment conversion.”

The Promissory note receivable was valued at $3,684 ($4,300 face value less $616 discount) and is included within the Consolidated Balance Sheets as “Other Assets.” The Company intends to hold the Promissory note receivable to maturity and the associated discount will be amortized into interest income over the term of the note. The ownership of Needle Rock Farms and related equipment is included within “Property, plant, and equipment, net” on the Consolidated Balance Sheets. The common shares of Exactus, Inc. are considered equity securities in accordance with ASC 321 and are recorded at fair value—changes in fair value will be included within the statement of operations. See Note 6 for additional information on the fair value measurements.

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

The following table presents information about our assets and liabilities measured at fair value as of June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$43,892	$—	$—	$43,892
Corporate bonds	—	16,392	—	16,392
Total short-term investment securities	$43,892	$16,392	$—	$60,284
Investment - Aurora stock warrants	$—	$—	$98	$98
Investment - Exactus common shares	$9,102	$—	$—	$9,102

	Fair Value
	December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$8,636	$—	$—	$8,636
Corporate bonds	—	12,677	—	12,677
Total short-term investment securities	$8,636	$12,677	$—	$21,313
Investment - Aurora stock warrants	$—	$—	$239	$239
Investment - Panacea preferred stock	$—	$—	$5,173	$5,173
Convertible note receivable	$—	$—	$5,876	$5,876

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

The investment in the Aurora (“ACB”) stock warrants is measured at fair value using the Black-Scholes pricing model and is classified within Level 3 of the valuation hierarchy. The unobservable input is an estimated volatility factor of 88% and 137% as of June 30, 2021 and December 31, 2020, respectively. Therefore, changes in market volatility will impact the fair value measurement of our ACB investment.

A 20% increase or decrease in the volatility factor used as of June 30, 2021 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $73. A 20% increase or decrease in the volatility factor used at December 31, 2020 would have the impact of increasing or decreasing the fair value measurement of the stock warrants by approximately $115.

The investment in Exactus, Inc. common shares is considered an equity security with a readily determinable fair value. The fair value is determined using the quotable market price as of the last trading day of the fiscal quarter.

The Panacea convertible note receivable and the preferred stock investment are considered available-for-sale debt securities with a private company that is not traded in active markets. Since observable price quotations were not available, fair value was estimated based on cost less an appropriate discount upon acquisition.

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 investments for the six months ended June 30, 2021:

Fair Value at December 31, 2020	$11,288
Unrealized gain as a result of change in fair value	(140)
Accretion of interest on Panacea preferred stock	142
Panacea investment conversion	(11,192)
Fair Value at June 30, 2021	$98

The following tables set forth a summary of the Company’s available-for-sale debt securities from amortized cost basis to fair value as of June 30, 2021 and December 31, 2020:

Available for Sale Debt Securities
June 30, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$16,391	$1	$—	$16,392

	Available for Sale Debt Securities
	December 31, 2020
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$12,603	$74	$—	$12,677
Convertible note receivable	5,876	—	—	5,876
Investment - Panacea preferred stock	5,173	—	—	5,173
	$23,652	$74	$—	$23,726

The following table sets forth a summary of the Company’s available-for-sale securities at amortized cost basis and fair value by contractual maturity as of June 30, 2021 and December 31, 2020:

	Available for Sale Debt Securities
	June 30, 2021		December 31, 2020
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$6,394	$6,409	$11,692	$11,753
Due after one year through five years	9,997	9,983	11,960	11,973
	$16,391	$16,392	$23,652	$23,726

NOTE 7. - INTANGIBLE ASSETS

Total intangible assets at June 30, 2021 and December 31, 2020 consisted of the following:

	June 30,	December 31,
	2021	2020
Intangible assets, net
Patent and trademark costs	$5,879	$5,667
Less: accumulated amortization	(3,115)	(2,936)
Patent and trademark costs, net	2,764	2,731

License fees	3,876	3,876
Less: accumulated amortization	(1,073)	(948)
License fees, net	2,803	2,928

MSA signatory costs	2,202	2,202

License fee for predicate cigarette brand	350	350
	$8,119	$8,211

Amortization expense relating to the above intangible assets for the three and six months ended June 30, 2021 amounted to $153 and $303 ($189 and $361 for the three and six months ended June 30, 2020). Impairment expense for the three and six months ended June 30, 2020 amounted to $146 (cost of approximately $448 less accumulated amortization of approximately $302) and related to patent intellectual property that would be expired prior to expected commercialization.

NOTE 8. – NOTES PAYABLE

License Fees

On June 22, 2018, the Company entered into the Second Amendment to the License Agreement (the “Second Amendment”) with North Carolina State University (“NCSU”) that amended an original License Agreement between the Company and NCSU, dated December 8, 2015, and the First Amendment, dated February 14, 2018, to the original License Agreement. Under the terms of the Second Amendment, the Company was obligated to pay NCSU milestone payments totaling $1,200, which originally amounted to a present value of $1,175. As of June 30, 2020, the Company paid the final milestone payment of $300. The cost of the of acquired license amounted to $1,175 and is included in Intangible assets, net on the Company’s Consolidated Balance Sheets, and is amortized on a straight-line basis over the last-to-expire patent, which is expected to be in 2036.

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

D&O Insurance

During the second quarter of 2021, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $3,315. The Company paid $662 as a premium down payment and financed the remaining $2,653 of policy premiums over nine months at a 3.49% annual percentage rate.

During the second quarter of 2020, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $2,744. The Company paid $549 as a premium down payment and financed the remaining $2,195 of policy premiums over nine months at a 3.19% annual percentage rate.

The table below outlines our notes payable balances as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
License Fees	$297	$293
D&O Insurance	2,362	246
Total current notes payable	$2,659	$539

Accretion of non-cash interest expense amounted to $2 and $4 for the three and six months ended June 30, 2021 and $6 and $12 for the three and six months ended June 30, 2020.

NOTE 9. – SEVERANCE LIABILITY

During the second quarter of 2020, the Company recorded severance benefits related to a resignation of $306. The benefits were provided over a twelve-month period.

During 2019, the Company recorded severance benefits of $881. Consistent with certain contractual obligations, $771 of the related benefit will be provided over a period of forty-two months.

The current and long-term accrued severance balance remaining as of June 30, 2021 was $212 and $130, respectively. The current and long-term accrued severance balance remaining as of December 31, 2020 was $339 and $241, respectively.

NOTE 10. – WARRANT EXERCISE AND CAPITAL RAISE

On June 7, 2021, the Company entered into a placement agent agreement (the “Placement Agent Agreement”) with Cowen and Company, LLC (the “Placement Agent”) relating to the Company’s registered direct offering (the “Offering”) to a select investor (the “Investor”). In addition, on June 7, 2021, the Company and the Investor entered into a securities purchase agreement relating to the issuance and sale of shares of common stock. The Investor purchased 10,000,000 shares of common stock at $4.00 per share. The net proceeds to the Company from the Offering, after deducting Placement Agent fees and offering expenses, was $38,206.

During the first quarter of 2021, the Company’s warrant holders exercised all 11,293,211 outstanding warrants for cash in exchange for common stock. In connection with these exercises, the Company received net proceeds of $11,782. No warrants remain outstanding as of June 30, 2021. The following table summarizes the Company’s outstanding warrant activity since December 31, 2020:

Number of
Warrants
Warrants outstanding at December 31, 2020	11,293,211
Warrants exercised in Q1 2021	(11,293,211)
Warrants outstanding at June 30, 2021	—

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

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2021	2022	2023	2024	2025 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis	Contract fee	$500	$1,150	$1,200	$1,227	$2,893	$6,970	(1)
License Agreement	NCSU	Tobacco	Annual royalty fee	135	225	—	—	—	360	(2), (3)
License Agreement	NCSU	Tobacco	Minimum annual royalty	13	50	50	50	600	763	(3)
License Agreement	NCSU	Tobacco	Minimum annual royalty	26	50	50	50	500	676	(3)
Research Agreement	NCSU	Tobacco	Contract fee	30	—	—	—	—	30	(4)
Sublicense Agreement	Anandia Laboratories, Inc.	Hemp / Cannabis	Annual license fee	10	10	10	10	110	150	(5)
Research Agreement	Cannametrix	Hemp / Cannabis	Contract fee	51	50	—	—	—	101	(6)
Growing Agreement	Various	Various	Contract fee	78	—	—	—	—	78	(7)
				$843	$1,535	$1,310	$1,337	$4,103	$9,128

(1)	Exclusive agreement with the Company with respect to the Cannabis Sativa L. plant (the "Field"). The initial term of the agreement was five years with an option for an additional two years. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first-quarter 2024 to first-quarter 2027, and preserves the Company’s option for an additional 2-year extension, now through first quarter of 2029.

The Company will exclusively own all results and all intellectual property relating to the results of the collaboration with KeyGene (the "Results”). The Company will pay royalties in varying amounts to KeyGene relating to the Company's commercialization in the Field of certain Results. The Company has also granted KeyGene a license to commercialize the Results outside of the Field and KeyGene will pay royalties in varying amounts to the Company relating to KeyGene's commercialization of the Results outside of the Field.

(2)	The license agreement also requires a milestone payment of $150 upon FDA approval or clearance of a product that uses the NCSU licensed technology. The annual royalty fee is credited against running royalties on sales of licensed products.
(3)	The Company is also responsible for reimbursing NSCU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(4)	On September 11, 2020, the Company entered into a one-year Sponsored Project Agreement with NCSU for continued research of tobacco alkaloid formation.
(5)	The Company is also responsible for the payment of certain costs, including, capitalized patent costs and patent maintenance costs, a running royalty on future net sales of products made from the sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third parties in all countries except for Canada. Anandia retains all patent rights, and is responsible for all patent maintenance, in Canada.
(6)	On March 1, 2021, the Company entered into a 14-month research agreement with Cannametrix for hemp/cannabis product development, formulation, and validation.
(7)	Various R&D growing agreements for hemp / cannabis and tobacco.

Modified Risk Tobacco Product Application (“MRTP Application”) – In connection with the Company’s MRTP Application for its Very Low Nicotine Content (“VLNC”) cigarettes with the FDA, the Company has entered in various contracts with third-party service providers to fulfill various requirements of the MRTP Application. Such contracts include services for clinical trials, perception studies, legal guidance, product testing, and consulting expertise. During the three and six months ended June 30, 2021, the Company incurred expenses relating to these contracts in the approximate amount of $2 and $14, respectively, and $4 and $154 for the three and six months ended June 30, 2020, respectively. The Company will continue to incur consulting and legal expenses as the MRTP Application continues through the FDA review process. The Company cannot currently quantify the additional expenses that the Company will incur in the FDA review process because it will involve various factors that are within the discretion and control of the FDA.

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

On January 29, 2020, the Company and Messrs. Sicignano and Brodfuehrer filed a Motion to Dismiss the Amended Complaint. On July 31, 2020, the Court heard oral arguments on the motion to dismiss. On January 14, 2021, the Court granted motion, dismissing all claims with prejudice. The Plaintiffs filed a notice of appeal on February 12, 2021 to the Second Circuit Court of Appeals. The Second Circuit has granted an expedited briefing schedule and Plaintiff’s/Appellant’s was filed on April 12, 2021 and the Company’s was filed on May 17, 2021. The Second Circuit has scheduled an oral argument for September 2, 2021.

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

NOTE 12 – EQUITY- BASED COMPENSATION

On May 20, 2021, the stockholders of 22nd Century Group, Inc. (the “Company”) approved the 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”). The Plan allows for the granting of equity awards to eligible individuals over the life of the Plan, including the issuance of up to 5,000,000 shares of the Company’s common stock and any remaining shares under the

Company’s 2014 Omnibus Incentive Plan pursuant to awards under the Plan. The Plan has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the Plan and the number of shares of common stock to underlie each such award under the Plan. As of June 30, 2021, the Company had available 7,089,486 shares remaining for future awards under the Plan.

Restricted Stock Units (“RSUs”). We grant RSUs to employees and non-employee directors which are valued based on the Company’s stock price on the award grant date. The following table summarizes the changes in unvested RSUs from December 31, 2020 through June 30, 2021.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
	in thousands	$ per share
Unvested at December 31, 2020	2,938	$0.85
Granted	1,995	$3.20
Vested	(1,234)	$0.85
Forfeited	(216)	$0.67
Unvested at March 31, 2021	3,483	$2.21
Granted	15	$4.60
Vested	(288)	$0.86
Forfeited	(25)	$1.04
Unvested at June 30, 2021	3,185	$2.35

The fair value of RSUs that vested during the six months ended June 30, 2021 was approximately $4,903 based on the stock price at the time of vesting.

Stock Options. Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of all stock option activity since December 31, 2020 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
	in thousands	$ per share
Outstanding at December 31, 2020	6,581	$1.50
Granted	235	$3.10
Exercised	(846)	$1.36
Expired	(6)	$2.76
Outstanding at March 31, 2021	5,964	$1.59	4.3	years	$7,480
Exercised	(88)	$1.21
Forfeited	(100)	$0.80
Outstanding at June 30, 2021	5,776	$1.60	4.1	years	$13,265

Exercisable at June 30, 2021	4,940	$1.57	3.9	years	$14,068

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

The weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2021
Risk-free interest rate (1)	0.54%
Expected dividend yield (2)	—%
Expected volatility (3)	87.92%
Expected term of stock options (4)	4.09	years

(1)	The risk-free interest rate is based on the period matching the expected term of the stock options based on the U.S. Treasury yield curve in effect on the grant date.
(2)	The expected dividend yield is assumed as zero. The Company has never paid cash dividends nor does it anticipate paying dividends in the foreseeable future.
(3)	The expected volatility is based on historical volatility of the Company’s stock.
(4)	The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

Compensation Expense. The Company recognized the following compensation costs, net of actual forfeitures, related to RSUs and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales, general, and administrative	$1,197	$334	$1,677	$772
Research and Development	48	42	75	84
Total RSUs and stock option compensation	$1,245	$376	$1,752	$856

As of June 30, 2021, unrecognized compensation expense amounted to $6,676 which is expected to be recognized over a weighted average period of approximately 1.3 years. In addition, there is approximately $581 of unrecognized stock option compensation expense that requires the achievement of certain milestones which have yet to be obtained.

NOTE 13. – REVENUE RECOGNITION

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s customer contracts consist of obligations to manufacture the customer’s branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Revenue from the sale of the Company’s products is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at June 30, 2021 and December 31, 2020.

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

Total contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2021	2020
Unbilled receivables	$300	$349
Deferred Revenue	(145)	(272)
Net contract assets	$155	$77

Disaggregation of Revenue

The Company’s net sales revenue is derived from customers located primarily in the United States of America and is disaggregated by the timing of revenue recognition—net sales transferred over time and net sales transferred at a point in time. All revenue is related to contract manufacturing.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales-over time	$5,915	$3,718	$10,347	$8,526
Net sales-point in time	2,456	2,717	4,830	4,967
Total Revenue	$8,371	$6,435	$15,177	$13,493

NOTE 14. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2021 and 2020, respectively. Outstanding warrants, options, and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except for per-share data)
Net loss	$(4,174)	$(5,057)	$(9,204)	$(9,086)
Weighted average common shares outstanding - basic and diluted	154,811	138,854	149,564	138,732
Net loss per common share - basic and diluted	$(0.03)	$(0.04)	$(0.06)	$(0.07)

Anti-dilutive shares are as follows:
Warrants	—	11,293	—	11,293
Options	5,776	7,424	5,776	7,424
Restricted stock units	3,185	2,943	3,185	2,943
	8,961	21,660	8,961	21,660

NOTE 15. – SUBSEQUENT EVENTS

On July 28, 2021, the Company signed a lease agreement for a new research and development (“R&D”) laboratory in Rockville, MD. The new laboratory space has over four thousand square feet and will support the Company’s continued growth and R&D partnerships. The lease has an initial monthly base rent of $12 (escalating 2.5% annually after the first year), a term of 51 months, and an expected commencement date of either late third or early fourth quarter of this year. The lease also calls for abatement of 100% of the base rent for the first five months following the lease commencement date. The Company will recognize the respective right-of-use asset and lease liability for the above lease upon lease commencement.

The current lease on the New York laboratory, currently included within Note 4, has converted to month-to-month.

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

Corporate Business Overview

22nd Century Group, Inc. is a biotechnology company developing disruptive, plant-based solutions for the life science, consumer product, and pharmaceutical markets. We are focused on technology that allows us to modulate the level of nicotine and other nicotinic alkaloids in tobacco plants and the levels of cannabinoids and terpenes in hemp/cannabis plants through genetic engineering and modern plant breeding techniques. Our mission in tobacco is to reduce the harm caused by smoking by introducing adult smokers to our proprietary, Very Low Nicotine Content (“VLNC”) tobacco and cigarettes, which contain 95% less nicotine than conventional tobacco and cigarettes. Our mission in hemp/cannabis is to develop proprietary varieties of hemp and cannabis with valuable cannabinoid and terpene profiles and other superior agronomic traits, with potential applications in life sciences and consumer products. We have an intellectual property portfolio of issued patents and patent applications relating to both tobacco and hemp/cannabis plants.

Tobacco Franchise Overview

In tobacco, we have developed unique and proprietary bright and burley VLNC tobaccos that grow with at least 95% less nicotine than tobacco used in conventional cigarettes. In the year 2011, we developed our SPECTRUM® variable nicotine research cigarettes in collaboration with independent researchers, officials from the FDA, the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention (“CDC”). Since 2011, we have provided more than 31.6 million variable nicotine research cigarettes for use in numerous independent clinical studies funded in large part by agencies of the United States federal government. These independent clinical studies are estimated to have been performed at a cost of more than $125 million. The results of these independent clinical studies have been published in peer-reviewed publications (including the New England Journal of Medicine, the Journal of the American Medical Association, and many others). The results of these studies indicate that our VLNC tobaccos have been associated with reductions in smoking, nicotine exposure and nicotine dependence with little to no evidence of compensatory smoking and without serious adverse events. Lists of published and on-going clinical studies using our variable nicotine research cigarettes shown on our website at https://www.xxiicentury.com/vln-clinical-studies/published-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes and https://www.xxiicentury.com/vln-clinical-studies/on-going-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes. We do not incorporate third party studies or the information on our website into this Quarterly Report on Form 10-Q.

We believe that our proprietary, reduced nicotine content cigarettes VLN®, have a massive global market opportunity. In 2018, the global tobacco market was worth $817 billion and of that, $714 billion, or approximately 90% of the global tobacco market is comprised of combustible cigarettes. There are more than 1 billion global and 34 million U.S. adult smokers. More than two-thirds of adult smokers want to quit, yet less than ten percent of them are able to quit successfully. We believe that smokers are actively seeking alternatives to addictive combustible cigarettes. Based on our consumer perception studies, 60% of adult smokers indicate a likelihood to use VLN®.

Our VLN® cigarettes contain 95% less nicotine than conventional cigarettes and are a familiar combustible product format that replicates the conventional cigarette experience, including the sensory and experiential elements of taste, scent, smell, and “hand-to-mouth” behavior. VLN® contains 0.5 milligrams of nicotine per gram of tobacco, an amount cited by the FDA, based on clinical studies, to be “minimally or non-addictive”. The lack of reward from nicotine creates a dissociation between the act of smoking and nicotine which helps adult smokers reduce the harm caused by smoking.

Since 2011, our reduced nicotine content cigarettes have been used in more than 50 independent scientific clinical studies by universities and institutions. The studies, using our reduced nicotine content tobacco cigarettes, show that smokers who use our products: (i) reduce their nicotine exposure and dependence, (ii) smoke fewer cigarettes per day, (iii) increase their number of smoke free days, and (iv) double their quit attempts – all with minimal or no evidence of nicotine withdrawal or compensatory smoking.

In December 2019, the FDA granted a Premarket Tobacco Application (“PMTA”) authorization for our reduced nicotine content cigarettes, giving us the ability to sell the product. In order to market our reduced nicotine content cigarettes under the brand name VLN®, with pack and advertising claims stating that the product contains 95% less nicotine than conventional tobacco cigarettes, as well as related claims regarding nicotine exposure, we will need to secure a Modified Risk Tobacco Product (“MRTP”) authorization from the FDA.

As a part of the MRTP application process, on February 14, 2020, we presented our application for our reduced nicotine content cigarettes, VLN® to the FDA’s Tobacco Products Scientific Advisory Committee (“TPSAC”) and passed one of the final regulatory milestones. On April 17, 2020 the FDA set May 18, 2020, as the deadline for the submission of public comments on our MRTP application. The public comment period is now closed, and we believe that we are in the final stages of the review and decision-making process.

Our research cigarettes, SPECTRUM®, continue to fuel numerous independent, scientific studies to validate the enormous public health benefit identified by the FDA and others of implementing a national standard requiring all cigarettes to contain “minimally or non-addictive” levels of nicotine. In December 2020, the FDA in coordination with the National Institute on Drug Abuse (NIDA) and others, submitted an order to us for 3.6 million variable nicotine research cigarettes. On April 26, 2021, we announced the fulfillment of the order bringing the total number of research cigarettes provided for public health research to more than 31.6 million cigarettes.

MRTP is only the beginning of our global journey for the tobacco franchise. It will serve as a catalyst for U.S. and international sales of the VLN® brand, including non-genetically modified (“non-GMO”) versions of VLN® 2.0 currently in development. Immediately following the MRTP authorization, we plan a series of announcements to share more detail on partnerships, additional offshore international targets, and distribution contingent upon MRTP.

We believe that our next generation non-GMO plant research is the key to commercializing our reduced nicotine content tobacco and technology in international markets. Non-GMO products are critical for success in international markets where non-GMO products are preferred, or genetically modified (“GMO”) products are banned. We continue to make progress in our non-GMO tobacco research. In partnership with North Carolina State University, we have completed successful research field trials that have validated new non-GMO methodologies for reducing nicotine in tobacco plants and have consistently achieved reductions in nicotine levels by as much as 99%. During the fourth quarter of 2020, we announced that we were granted a new U.S. patent, No. 10,669,552, entitled “Up-regulation of auxin response factor NbTF7”, related to the reduction of nicotine in the tobacco plant. The new technology provides us with a rapid pathway to introduce very low nicotine traits into virtually any variety of tobacco, including bright, burley, and oriental tobacco varieties. We have successfully applied our non-GMO technology to bright and burley varieties of tobacco and have developed a VLN® 2.0 prototype cigarette. We are also using our non-GMO technology to introduce reduced nicotine traits into oriental varieties of tobacco.

Hemp/Cannabis Franchise Overview

In hemp/cannabis, we are developing proprietary hemp/cannabis varieties with increased levels of certain cannabinoids and other desirable agronomic traits with the goal of generating new and valuable intellectual property and plant lines. Our activities in the United States involve only work with legal hemp in full compliance with U.S. federal and state laws. The hemp and the marijuana plants are both part of the same cannabis genus, except that hemp does not have more than 0.3% dry weight content of delta-9-tetrahydrocannabinol (“THC”). While the 2018 Farm Bill legalized hemp and cannabinoids extracted from hemp in the U.S., such extracts remain subject to state laws and regulation by other U.S. federal agencies such as the FDA, U.S. Drug Enforcement Administration (“DEA”), and the U.S. Department of Agriculture (“USDA”). The same plant, with a higher THC content is marijuana, which is legal under certain state laws but not yet legal under U.S. federal law. The similarities between these plants can cause confusion. To reflect this difference in law, sometimes we refer to legal hemp and the legal hemp industry as hemp/cannabis to distinguish this as being separate and apart from marijuana/cannabis which is not legal under U.S. federal law. Our activities with legal hemp have sometimes been incorrectly perceived as us being involved in federally illegal marijuana/cannabis. This is not the case. In the United States, we work only with legal hemp in full compliance with federal and state laws, and outside the U.S., we operate in full compliance with the laws of each country in which we operate.

Our goal is to provide leading companies in the life science, consumer product, and pharmaceutical end-use markets new, disruptive, and highly differentiated plant lines or ingredients (flower, extracts, distillates, isolates, etc.) derived from those plants. Most existing hemp/cannabis plant lines do not exhibit the stable genetics, predictable yield, and specific composition of cannabinoids required to fully unlock the value of the hemp/cannabis industry. Our plant genetics and innovative upstream cannabinoid value chain provide for rapid development and optimization of plant products and scale-up as the industry evolves toward mass production.

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

Notable Accomplishments and Recent Announcements

Tobacco Franchise:

●	We remain highly confident that our MRTP application for VLN® is in the final stages of review with the FDA. Authorization of the application by the FDA remains our number one priority. We are also highly confident that our MRTP application for VLN® has completed the scientific review process and is now in the documentation process, the final stage before the FDA announces its decision. We are in regular contact with officials at the highest levels of the Agency and continue to highlight the public health importance of our MRTP application to encourage a positive outcome. There are no outstanding requests for information from the FDA.
●	U.S. pilot program and manufacturing capabilities are in place to launch VLN® in the U.S. within 90 days of receiving MRTP designation. The Company’s leadership has successfully launched several tobacco and other plant-based consumer products, providing critical insight into the importance of a well-planned market entry and solid supply chain. We plan to position VLN® in the premium pricing segment of the cigarette market and, therefore, expect it to deliver corresponding margins.
●	We initiated the launch process of VLN® in several countries where adult smokers have a strong affinity for new, reduced risk tobacco products and where we believe regulations will allow it to go to market with existing claims and minimal interaction with regulators.
●	We have expanded our VLN® tobacco growing program based on latest sales projections. Plans have also been initiated with experienced growers in the southern hemisphere that will allow us to grow and harvest our VLN® tobacco year-round.
●	We completed an expansion of testing capabilities, which will allow for rapid, in-house analysis of tobacco. This will reduce the production testing cost per VLN®, while also reducing the lead time to uncover key data. Internal testing of the VLN® leaf is scheduled to begin at the facility in August 2021, using the newly installed testing equipment.
●	In April 2021, we submitted a formal response to the New Zealand Ministry of Health’s Smokefree Aotearoa 2025 Action Plan, offering full support for the Plan’s multiple initiatives. New Zealand’s Plan includes the possibility of reducing the amount of nicotine allowed in smoked tobacco products to “minimally or non-addictive” levels. Our reduced nicotine content cigarettes already meet the proposed standard, and we are confident that New Zealand can achieve its goal of becoming a “smoke-free” country by introducing regulations to reduce nicotine content levels in cigarettes.

Hemp/Cannabis Franchise:

●	We expect to monetize our hemp/cannabis plant lines and IP, beginning in the second half of 2021, in the form of upfront license fees and revenue from the current crop. Next generation plant lines are being accelerated for our 2022 and 2023 revenue programs.
●	On May 4, 2021, we announced an agreement to extend and expand our plant research partnership with KeyGene, a global leader in plant research involving high-value genetic traits and increased crop yields. The new agreement extends the length of the collaboration we have with KeyGene to develop new, disruptive hemp/cannabis plants and intellectual property for the life science, medicinal, and pharmaceutical end-use markets. It also expands the partnership to include research and development activity for non-combustible, alternative tobacco plant applications, such as protein production, as well as our third plant franchise.
●	We secured partnerships with three additional commercial-scale plant breeders that augment our existing breeding capabilities in close partnership with Aurora Cannabis. Extractas Bioscience, located in the southern hemisphere, and Sawatch Agriculture and Folium Botanical, both located in the northern hemisphere, provide us with year-round growing capabilities. These alkaloid-based plant breeders can help support commercial scale-up and cultivation of disruptive plant lines far faster and beyond the capabilities of independent competitors or in-house breeding in consumer product companies.
●	We now control a comprehensive and innovative upstream cannabinoid value chain, an asset we believe is critical to unlocking commercial success for large scale cultivation and extraction. Components of the value chain include plant profiling tailored to the needs of customers (CannaMetrix), genetics to deliver differentiated traits to maximize yield of a specific cannabinoid, or certain taste or fragrance profile (KeyGene), and commercial-scale plant breeding and cultivation of disruptive plant lines, as well as ingredient extraction/purification year-round (Extractas Bioscience, Sawatch Agriculture, Folium Botanical, Aurora Cannabis, Needle Rock Farms, and Panacea).
●	On July 1, 2021, we announced a definitive agreement to convert our investment in Panacea Life Sciences, Inc., in line with the ongoing development of our strategic partnership network. Under terms of the agreement, our previous investment was exchanged for ownership of Needle Rock Farms (valued at $2.2 million), a new $4.3 million promissory note receivable, and 91 million shares of Exactus, Inc. common stock (valued at $9.1 million). The transaction is described further within Note 5 to our financial statements included herein.

Third Plant-Based Franchise:

●	We will introduce our third franchise on August 30, 2021. We intend to outline its market opportunity, in a high-growth global market estimated at more than $500 billion annually, and will articulate its competitive advantages in the industry. We will also summarize our global plan for the route to market and commercialization in this market, which is not as highly regulated as our first two franchises.

Corporate Business:

●	On June 9, 2021, we announced that we entered into a definitive agreement with one institutional investor for the sale of 10 million shares of our common stock at a purchase price of $4.00 per share in a registered direct offering for gross proceeds of $40 million. The offering closed as planned on June 9, 2021. The net proceeds of the financing will be used to support our strategic objectives across all of our plant franchises. More specifically, we intend to use the net proceeds for research and development expenses, capital expenditures, procurement and development of additional intellectual property rights, commercialization of our product portfolio, working capital, and general corporate purposes.
●	On June 28, 2021, the Company was added to the Russell 2000®, Russell 3000®, and Russell Global Indexes at the conclusion of the Russell U.S. Indexes annual reconstitution, effective at the opening of the U.S. equity markets.
●	On July 23, 2021, new research coverage of the Company was initiated by Vivien Azer, beverages, tobacco, and cannabis senior analyst at Cowen & Company, LLC.

Second Quarter 2021 Financial Highlights:

●	Net sales for the second quarter of 2021 were a record $8.4 million, an increase of greater than 30% from $6.4 million in the prior year period. Net sales for the first half of 2021 were a record $15.2 million, an increase of 13% from $13.5 million in the prior year period.
●	Gross profit margin increased $385 thousand for the three months ended June 30, 2021, compared to the prior year respective period— a sixth consecutive quarter of year-over-year improvement.
●	Net loss in the second quarter of 2021 was $(4.2) million, a favorable decrease of $883 thousand compared to the prior year period, representing a net loss per share of $(0.03). This compares to the second quarter of 2020 net loss of $(5.1) million, or $(0.04) per share.
●	Our cash, cash equivalents, and short-term investment securities increased to $62.3 million as of June 30, 2021, compared to $30.9 million as of March 31, 2021.

Results of Operations

Quarter and Year-to-Date June, 30 2021 compared to Quarter and Year-to-Date June 30, 2020.

All amounts in thousands, except for share and per share data.

Revenue - Sale of products, net

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Sale of products, net	$8,371	$6,435	$15,177	$13,493
Dollar Change from Prior Year	$1,936		$1,684

The increase in sales revenue for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due to increases in sales of contract manufactured filtered cigars and cigarettes. Filtered cigar sales increased by approximately $1,755 and cigarette sales increased by $181—both driven by increased volume and pricing compared to the prior year period.

The increase in sales revenue for the six months ended June 30, 2021 was primarily the result of increased sales of contract manufactured filtered cigars of $1,882, driven by increased volume, and fulfillment of our SPECTRUM® cigarette order of $680 which did not occur in the prior period. This was partially offset by decreased sales of contract manufactured cigarettes of $878 which was primarily due to lower volume in the first quarter of 2021 as compared to the respective prior year period.

Cost of goods sold - Products / Gross profit (loss)

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Cost of goods sold	$7,785	$6,234	$13,944	$13,005
Percent of Product Sales	93.0%	96.9%	91.9%	96.4%
Dollar Change from Prior Year	$1,551		$939

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Gross profit	$586	$201	$1,233	$488
Percent of Product Sales	7.0%	3.1%	8.1%	3.6%
Dollar Change from Prior Year	$385		$745

The increase in gross profit for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was driven by improved contract manufactured filtered cigar sales mix due to new customer contracts and price increases taken on contract manufactured cigarettes.

The increase in gross profit for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was primarily driven by improved contract manufactured filtered cigar sales mix due to new customer contracts, cigarette price increases during the second quarter of 2021, and fulfillment of our SPECTRUM® cigarette order.

Research and development (“R&D”) expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Research and Development	$744	$957	$1,433	$1,770
Percent of Product Sales	8.9%	14.9%	9.4%	13.1%
Dollar Change from Prior Year	$(213)		$(336)

The decrease in R&D expense for the three months ended June 30, 2021, compared to the three months ended June 30, 2020, was due to lower consulting and professional services of $125, lower R&D contract costs of $64, and lower personnel expense of $68 due to a more focused R&D headcount to accomplish our strategies. This decrease was partially offset by increased patent expenses of $70 for the three months ended June 30, 2021, compared to the prior year period.

Lower R&D expense for the six months ended June 30, 2021, compared to the six months ended June 30, 2020, was driven by a decrease in R&D personnel expense of $173, a decrease in R&D contract costs of $99, and a decrease in consulting and professional services of $98. This decrease was partially offset by increased patent expenses of $97 for the six months ended June 30, 2021, compared to the prior year period. We continue to prioritize our R&D activities to achieve our strategic and investment priorities.

Research and development expense - MRTP

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Research and Development - MRTP	$2	$4	$14	$154
Percent of Product Sales	0.0%	0.1%	0.1%	1.1%
Dollar Change from Prior Year	$(2)		$(140)

MRTP expenses for three and six months ended June 30, 2021 declined as we submitted our MRTP application to the FDA during 2019. MRTP-related expenses for 2021 are primarily related to continued consulting services related to our application while 2020 expenses are primarily related to our February 14, 2020 Tobacco Products Scientific Advisory Committee (TPSAC) hearing.

Sales, general and administrative expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Sales, general and administrative	$6,177	$3,501	$11,006	$6,640
Percent of Product Sales	73.8%	54.4%	72.5%	49.2%
Dollar Change from Prior Year	$2,676		$4,366

The increase in SG&A expense during the three months ended June 30, 2021, as compared to the prior year respective period, was driven by increased investor relations and strategic consulting expenses of $1,255, increased equity compensation expense of $865, increased insurance expense of $275, increased board of director fees of $149, increased marketing expenses primarily related to VLN® activities of $52, increased legal costs of $43, and increased travel expense of $39.

The increase in SG&A expense during the six months ended June 30, 2021, as compared to the prior year respective period, was driven by increased investor relations and consulting expenses of $1,732, increased equity compensation expense of $905, increased insurance expenses of $879, increased personnel expenses of $697 due to the hiring of the new management team including the Chief Executive Officer and Chief Financial Officer in the second quarter of 2020, increased board of director fees of $164, increased marketing expenses primarily related to VLN® activities of $164, and increased facilities expenses of $56 due to the relocation to our new corporate headquarters. These increases in SG&A were partially offset by lower legal fees of $241 compared to the respective prior year period.

We have deployed this incremental SG&A spending to continue our corporate investment as we move quickly to market readiness in both tobacco and hemp/cannabis. We will continue to incur incremental SG&A spending as growth and investment opportunities present themselves.

Depreciation expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Depreciation	$150	$157	$288	$313
Percent of Product Sales	1.8%	2.5%	1.9%	2.3%
Dollar Change from Prior Year	$(7)		$(25)

The decrease in depreciation expense during the three and six months ended June 30, 2021, as compared to the prior year respective periods, was due to a lower property, plant, and equipment depreciable base primarily due to impairments taken for the Williamsville corporate office during the fourth quarter of 2020.

Amortization expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Amortization	$153	$189	$303	$361
Percent of Product Sales	1.8%	2.9%	2.0%	2.7%
Dollar Change from Prior Year	$(36)		$(58)

The decrease in amortization expense during the three and six months ended June 30, 2021, as compared to the prior year respective periods, was due to a lower intangible asset depreciable base primarily due to impairments taken during 2020.

Unrealized gain (loss) on investment

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Unrealized gain (loss) on investments	$(176)	$312	$(140)	$(133)
Percent of Product Sales	(2.1)%	4.9%	(0.9)%	(1.0)%
Dollar Change from Prior Year	$(488)		$(7)

The warrants to purchase 81,164 shares of Aurora Cannabis, Inc (“Aurora”) common stock are considered an equity security and are recorded at fair value. We recorded the fair value of the stock warrants of $98 at June 30, 2021, using the Black-Scholes pricing model, and recorded an unrealized loss on the warrants in the amount of $176 for the three months ended June 30, 2021, and an unrealized loss of $140 for the six months ended June 30, 2021.

Panacea investment conversion

On June 30, 2021, the Company entered into a Promissory Note Exchange Agreement with Panacea and a Securities Exchange Agreement with Panacea, Exactus, Inc. (“Exactus”) (OTCQB:EXDI) and certain other Panacea shareholders. Pursuant to the Securities Exchange Agreement, Exactus fully acquired Panacea. These transactions effect the (i) conversion of all of the Company’s existing Series B Preferred Stock in Panacea into 91,016,026 shares of common stock in Exactus valued at $9,102 as of June 30, 2021 and (ii) the conversion of the Company’s existing debt in Panacea by converting the outstanding $7,000 principal balance convertible note receivable and all accrued but unpaid interest thereon for fee simple ownership of Needle Rock Farms (224 acres in Delta County, Colorado) and equipment valued at $2,248, $500 in Panacea’s Series B Preferred Stock (which was subsequently converted to Exactus common stock under the Securities Exchange Agreement), and a new $4,300 promissory note (the “Promissory note receivable”) with a maturity date of June 30, 2026 and a 0% interest rate. The Promissory note receivable is with a related party of Panacea and is fully secured by a first priority lien on Panacea’s headquarters located in Golden, Colorado.

The conversion was recorded as a non-monetary transaction, based on the fair value of the assets received, and resulted in a gain of $2,548 which is included within the Consolidated Statements of Operations. Our shares of Exactus common stock were valued based on a closing share price of $.10 per share as published on June 30, 2021. The shares will be subject to market volatility and will result in fluctuations of our net loss and loss per share due to future unrealized gains or losses that will be recognized within the Consolidated Statements of Operations. Our investment is described further within Note 5 to our financial statements included herein.

Interest income, net

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Interest Income, net	$108	$462	$220	$1,074
Percent of Product Sales	1.3%	7.2%	1.5%	8.0%
Dollar Change from Prior Year	$(354)		$(854)

Interest income, net (interest income less investment fees) for the six months ended June 30, 2021 is comprised of cash interest income of $135 and non-cash interest accretion of $85. Cash interest income is earned on our short-term investment securities and non-cash interest income on our Panacea preferred stock investment and accretion of short-term investment securities purchased at a discount or premium. Interest income, net (interest income less investment fees) for the six months ended June 30, 2020 is comprised of cash interest income on our short-term investment securities of $421, cash interest income on the Panacea convertible note receivable of $347, and non-cash interest accretion of $306.

The decrease in interest income for the three months ended June 30, 2021, as compared the prior year respective period, was primarily due to lower cash interest income on our short-term investment securities and lower cash and non-cash interest income related to our Panacea investment. Cash interest income, net on our short-term investment securities decreased $122, due to lower bond interest yields, and interest income related to our Panacea investment decreased by $200 due to our investment conversion described within Note 5 to our financial statement included herein.

The decrease in interest income for the six months ended June 30, 2021, as compared the prior year respective period, was primarily due to lower cash interest income on our short-term investment securities and lower Panacea interest income due to the conversion of our Panacea investment described within Note 5 to our financial statements included herein. Cash interest income, net on our short-term investment securities decreased $287, due to lower bond interest yields, and interest income related to our Panacea investment decreased by $511.

Interest expense

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Interest Expense	$(14)	$(19)	$(21)	$(31)
Percent of Product Sales	(0.2)%	(0.3)%	(0.1)%	(0.2)%
Dollar Change from Prior Year	$5		$10

Interest expense for the three and six months ended June 30, 2021 decreased primarily due to the interest accretion on a note payable to NCSU which was fully paid off during the second quarter of 2020.

Net loss

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Net Loss	$(4,174)	$(5,057)	$(9,204)	$(9,086)
Percent of Product Sales	(49.9)%	(78.6)%	(60.7)%	(67.3)%
Dollar Change from Prior Year	$883		$(118)

The decrease in net loss for the three months ended June 30, 2021, as compared to the same period during the prior year, was primarily the result of an increase in gross profit of $385, a gain on our Panacea investment conversion of $2,548, and a 2020 impairment of $1,062 which did not repeat in 2021. This was partially offset by increased operating expenses of $2,272, an unrealized loss of $176 on our Aurora warrants during the three months ended June 30, 2021 compared to an unrealized gain of $312 for the three months ended June 30, 2020, and lower interest income of $354.

The increase in net loss for the six months ended June 30, 2021, as compared to the same period during the prior year, was primarily the result of increased operating expenses of $3,660 and lower interest income in the amount of $854. This was partially offset by an increase in gross profit of $745, a gain on our Panacea investment conversion of $2,548, and a 2020 impairment of $1,062 which did not repeat in 2021.

Other Comprehensive Income (Loss)

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Other Comprehensive Income (Loss)	$(41)	$238	$(73)	$45
Percent of Product Sales	(0.5)%	3.7%	(0.5)%	0.3%
Dollar Change from Prior Year	$(279)		$(118)

We maintain an account for short-term investment securities that are classified as available-for-sale securities and consist of money market funds and corporate bonds with maturities greater than three months at the time of acquisition. Unrealized gains and losses on short-term investment securities (the adjustment to fair value) are recorded as other comprehensive income or loss. We recorded an unrealized loss on short-term investment securities in the amount of $41 resulting in other comprehensive loss of $41 for the three months ended June 30, 2021. For the three months ended June 30, 2020, we recorded an unrealized gain on short-term investment securities in the amount of $241 and recorded a reclassification of gains to net loss in the amount of $3, resulting in other comprehensive income of $238 for the three months ended June 30, 2020. For the six months ended June 30, 2021, we recorded an unrealized loss on short-term investment securities in the amount of $73 resulting in other comprehensive loss of $73. For the six months ended June 30, 2020, we recorded an unrealized gain on short-term investment securities of $45 resulting in other comprehensive income of $45.

Liquidity and Capital Resources

	Quarter-to-Date		Year-to-Date
	June 30	June 30	June 30	June 30
	2021	2020	2021	2020
Net cash provided by (used in) operating activities	$(8,359)	$(6,811)	$(12,270)	$(11,473)
Net cash provided by (used in) investing activities	(31,132)	5,283	(39,667)	10,179
Net cash provided by (used in) financing activities	40,256	1,653	52,945	1,653
Net increase (decrease) in cash and cash equivalents	765	125	1,008	359
Cash and cash equivalents - beginning of period	1,272	719	1,029	485
Cash and cash equivalents - end of period	$2,037	$844	$2,037	$844
Short-term investment securities	$60,284	$28,103	$60,284	$28,103

Working Capital

As of June 30, 2021, we had working capital of approximately $61,471 compared to working capital of approximately $20,998 at December 31, 2020 an increase of $40,473. This increase in working capital was primarily due to a $39,979 increase in cash, cash equivalents and short-term investment securities resulting from (i) net proceeds of $11,782 resulting from the cash exercises of all outstanding warrants during the first quarter of 2021; and (ii) net proceeds of $38,258 resulting from a capital raise in June 2021 described below. This increase in cash and cash equivalents was offset by other changes in working capital required for operating activities.

On June 7, 2021, we entered into a placement agent agreement (the “Placement Agent Agreement”) with Cowen and Company, LLC (the “Placement Agent”) relating to a registered direct offering (the “Offering”) to a select investor (the “Investor”). Pursuant to the Placement Agent Agreement, we agreed to pay the Placement Agent a cash fee of 3.0% of the gross proceeds from the Offering. The Placement Agent Agreement requires us to indemnify the Placement Agent and certain of its affiliates against certain customary liabilities. In addition, on June 7, 2021, we and the Investor entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of shares of common stock. The Investor purchased $40,000 of shares, consisting of an aggregate of 10,000,000 shares of common stock at $4.00 per share, resulting in net proceeds of $38,206. The Securities Purchase Agreement provides that, subject to certain exceptions, until the earlier of (i) 90 days after July 9, 2021 or (ii) the trading day following the date that the common stock’s closing price exceeds $6.00 for a period of 10 consecutive trading days, neither we nor any of our subsidiaries will issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents. The common stock was offered and sold pursuant to our Form S-3 shelf registration statement.

Net cash used in operating activities

The increase of cash used in operations in the amount of $797 was due to an increase in the cash portion of the net loss in the amount of $2,844 which was offset by a decrease in cash used for working capital components related to operations in the amount of $2,047 for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Net cash provided by investing activities

The increase in cash used in investing activities of $49,846 was primarily the result of an increase in the net cash used for our short-term investments in the amount of $49,519 and an increase in the cash used for acquisition of property, plant and equipment and the acquisition of patents, trademarks and licenses in the amount of $327—year-to-date 2021 compared to year-to-date 2020. The increase in cash used in our short-term investments was primarily due to increased funds for investment, from the warrant exercises and capital raise described above, while the increased cash used for acquisition of machinery and equipment was primarily due to new office furnishings and improvements at our newly relocated corporate headquarters.

Net cash provided by financing activities

During the six months ended June 30, 2021, cash provided by financing activities increased by $51,292 resulting from (i) the net proceeds of $11,782 resulting from the cash exercises of all outstanding warrants during the first quarter of 2021; (ii) net proceeds of $38,258 resulting from a capital raise in June 2021; (iii) increased net proceeds of note payable issuances and payments of $462; and (iv) net proceeds from stock option exercises of $1,259. This increase was partially offset by cash paid for taxes related to settlement of restricted stock units of $469.

Cash demands on operations

Our principal sources of liquidity are our cash and cash equivalents, short-term investment securities, and cash generated from our contract manufacturing business. As of June 30, 2021, we had approximately $62,321 of cash and cash equivalents and short-term investments which is an increase of $39,979 from December 31, 2020. This increase was primarily due to the cash exercise of our outstanding warrants in the first quarter of 2021 and a capital raise in the second quarter of 2021. Our short-term investment securities, along with sustained contract manufacturing sales, provide sufficient resources for estimated contractual commitments, described further in Note 11 to our consolidated financial statements included herein, and normal cash requirements for operations well beyond the next twelve months. In addition to the commitments described in Note 11 to our consolidated financial statements included herein, we have secured contracts with select tobacco farmers to assist with the 2021 growing of our VLNC tobacco. These contracts will increase the quantity of our current leaf inventory which will help support expected demand of VLN®, if MTRP authorization is granted by the FDA. The cost of such growing efforts is dependent on the final agricultural yields and leaf quality, but we expect the cost to range between $1.5 million and $1.9 million. We also believe that we have appropriate liquidity to successfully manufacture and distribute our VLN® cigarette within 90 days of MRTP authorization by the FDA, if granted in 2021, and appropriate liquidity for continued R&D investment in all of our plant franchises.

We also have an effective S-3 shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC), which provides us flexibility and optionality to raise additional capital as needed. However, there can be no assurance that capital will be available to us on acceptable terms or at all.

Critical Accounting Policies and Estimates

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

Inflation

Inflation did not have a material effect on our operating results for the six months ended June 30, 2021 and 2020, respectively.

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

There were no changes in the Company’s internal controls over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1	First Amended and Restated Framework Collaborative Research Agreement between 22nd Century Group, Inc. and Keygene N.V. dated April 16, 2021. †

Exhibit 10.2	Promissory Note Exchange Agreement between 22nd Century Group, Inc. and Panacea dated June 30, 2021.

Exhibit 10.3	Securities Exchange Agreement between 22nd Century Group, Inc. and PLS, Exactus, Inc. dated June 30, 2021.

Exhibit 10.4	22nd Century Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed April 5, 2021).

Exhibit 10.5	Form of Stock Option Award Agreement under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 21, 2021).

Exhibit 10.6	Form of Executive Restricted Stock Unit Award under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed with the Commission on May 21, 2021).

Exhibit 10.7	Form of Director Restricted Stock Unit Award under 2021 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed with the Commission on May 21, 2021).

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

†Certain portions of the exhibit have been omitted pursuant Regulation S-K Item 601(b) because it is both (i) not material to investors and (ii) likely to cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 5, 2021	/s/ James A. Mish
James A. Mish
Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2021	/s/ John Franzino
John Franzino
Chief Financial Officer
(Principal Accounting and Financial Officer)