Form 10-Q
period 2022-09-30
22nd Century Group, Inc.
filed 2022-11-08
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

Yes  ☐ No  ☒

As of November 5, 2022, there were 215,301,603 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,364	$1,336
Short-term investment securities	41,357	47,400
Accounts receivable, net	4,953	585
Inventory	12,264	2,881
Prepaid expenses and other current assets	3,463	2,183
Total current assets	64,401	54,385
Property, plant and equipment, net	18,279	5,841
Operating lease right-of-use assets, net	2,429	1,723
Goodwill	33,748	—
Intangible assets, net	18,336	7,919
Investments	981	2,345
Other assets	4,002	3,741
Total assets	$142,176	$75,954

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loan payable	$5,825	$596
Operating and finance lease obligations	927	308
Accounts payable	5,787	2,173
Accrued expenses	2,468	1,489
Accrued payroll	1,043	2,255
Accrued excise taxes and fees	1,525	1,270
Deferred income	693	119
Other current liabilities	397	217
Total current liabilities	18,665	8,427
Long-term liabilities:
Notes payable	220	—
Operating and finance lease obligations	1,592	1,432
Other long-term liabilities	611	21
Total liabilities	21,088	9,880
Commitments and contingencies (Note 9)
Shareholders' equity
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 300,000,000 shares authorized
Capital stock issued and outstanding:
215,301,603 common shares (162,872,875 at December 31, 2021)
Common stock, par value	2	2
Capital in excess of par value	333,124	244,247
Accumulated other comprehensive loss	(507)	(162)
Accumulated deficit	(211,531)	(178,013)
Total shareholders' equity	121,088	66,074
Total liabilities and shareholders’ equity	$142,176	$75,954

See accompanying notes to unaudited interim condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenue, net	$19,383	$7,811	$42,905	$22,988
Cost of goods sold	18,764	7,519	41,086	21,733
Gross profit	619	292	1,819	1,255
Operating expenses:
Sales, general and administrative	14,569	6,830	31,355	17,846
Research and development	1,318	1,031	4,355	2,789
Total operating expenses	15,887	7,861	35,710	20,635
Operating loss	(15,268)	(7,569)	(33,891)	(19,380)
Other income (expense):
Unrealized loss on investments	(345)	(1,900)	(2,046)	(2,040)
Gain on Panacea investment conversion	—	—	—	2,548
Realized loss on short-term investment securities	(35)	—	(143)	—
Interest income, net	113	52	211	272
Interest expense	(148)	(23)	(230)	(44)
Total other income (expense)	(415)	(1,871)	(2,208)	736
Loss before income taxes	(15,683)	(9,440)	(36,099)	(18,644)
Benefit for income taxes	(2,581)	—	(2,581)	—
Net loss	$(13,102)	$(9,440)	$(33,518)	$(18,644)

Net loss per common share - basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.12)
Weighted average common shares outstanding - basic and diluted (in thousands)	210,131	$162,721	$185,269	$153,998

Other comprehensive loss:
Unrealized loss on short-term investment securities	(19)	(28)	(488)	(101)
Reclassification of losses to net loss	35	—	143	—
Other comprehensive income (loss)	16	(28)	(345)	(101)
Comprehensive loss	$(13,086)	$(9,468)	$(33,863)	$(18,745)

See accompanying notes to unaudited interim condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands)

	Nine Months Ended September 30, 2022
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	162,872,875	$2	$244,247	$(162)	$(178,013)	$66,074
Stock issued in connection with RSU vesting	1,663,691	—	—	—	—	—
Equity-based compensation	—	—	1,213	—	—	1,213
Unrealized loss on short-term investment securities	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(8,918)	(8,918)
Balance at March 31, 2022	164,536,566	2	245,460	(562)	(186,931)	57,969
Stock issued in connection with RSU vesting	75,000	—	—	—	—	—
Stock issued in connection with option exercises	150,000	—	174	—	—	174
Stock issued in connection with acquisition	32,900,000	—	51,653	—	—	51,653
Equity-based compensation	—	—	1,106	—	—	1,106
Unrealized loss on short-term investment securities	—	—	—	(69)	—	(69)
Reclassification of losses to net loss	—	—	—	108	—	108
Net loss	—	—	—	—	(11,498)	(11,498)
Balance at June 30, 2022	197,661,566	$2	$298,393	$(523)	$(198,429)	$99,443
Stock issued in connection with RSU vesting	566,862	—	—	—	—	—
Stock issued in connection with capital raise, net of issuance costs of 2,516	17,073,175	—	32,484	—	—	32,484
Equity-based compensation	—	—	2,247	—	—	2,247
Unrealized loss on short-term investment securities	—	—	—	(19)	—	(19)
Reclassification of losses to net loss	—	—	—	35	—	35
Net loss	—	—	—	—	(13,102)	(13,102)
Balance at September 30, 2022	215,301,603	$2	$333,124	$(507)	$(211,531)	$121,088

	Nine Months Ended September 30, 2021
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income (Loss)	Deficit	Equity
Balance at January 1, 2021	139,061,690	$1	$189,439	$74	$(145,404)	$44,110
Stock issued in connection with RSU vesting	1,196,258	—	—	—	—	—
Stock issued in connection with option exercises	846,342	—	1,153	—	—	1,153
Stock issued in connection with warrant exercises	11,293,211	1	11,781	—	—	11,782
Equity-based compensation	—	—	507	—	—	507
Unrealized loss on short-term investment securities	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(5,030)	(5,030)
Balance at March 31, 2021	152,397,501	$2	$202,880	$42	$(150,434)	$52,490
Stock issued in connection with RSU vesting, net of shares withheld for taxes	200,103	—	(469)	—	—	(469)
Stock issued in connection with option exercises	87,879	—	106	—	—	106
Stock issued in connection with capital raise, net of issuance costs of 1,794	10,000,000	—	38,206	—	—	38,206
Equity-based compensation	—	—	1,245	—	—	1,245
Unrealized loss on short-term investment securities	—	—	—	(41)	—	(41)
Net loss	—	—	—	—	(4,174)	(4,174)
Balance at June 30, 2021	162,685,483	$2	$241,968	$1	$(154,608)	$87,363
Stock issued in connection with RSU vesting	50,000	—	—	—	—	—
Equity-based compensation	—	—	1,119	—	—	1,119
Unrealized loss on short-term investment securities	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	(9,440)	(9,440)
Balance at September 30, 2021	162,735,483	$2	$243,087	$(27)	$(164,048)	$79,014

See accompanying notes to unaudited interim condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(33,518)	$(18,644)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	1,992	932
Amortization of right-of-use asset	525	214
Amortization of inventory step-up	978	—
Unrealized loss on investment	2,046	2,040
Realized loss on short-term investment securities	143	—
Gain on Panacea investment conversion	—	(2,548)
Accretion of non-cash interest expense (income), net	213	13
Equity-based employee compensation expense	4,566	2,871
Deferred income taxes	(2,581)	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,425)	980
Inventory	(5,068)	(669)
Prepaid expenses and other assets	(934)	(1,494)
Accounts payable	1,933	289
Accrued expenses	(56)	880
Accrued payroll	(1,408)	(1,884)
Accrued excise taxes and fees	255	(418)
Other liabilities	(309)	(769)
Net cash used in operating activities	(32,648)	(18,207)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(394)	(239)
Acquisition of property, plant and equipment	(2,501)	(470)
Acquisition, net of cash acquired and debt assumed	(1,297)	—
Investment in Change Agronomy Ltd.	(682)	—
Sales and maturities of short-term investment securities	67,315	52,203
Purchase of short-term investment securities	(62,061)	(84,701)
Net cash provided by (used in) investing activities	380	(33,207)
Cash flows from financing activities:
Payment on note payable	(1,508)	(1,417)
Proceeds from note payable issuance	2,162	2,653
Other financing activities	(16)	—
Net proceeds from option exercise	174	1,259
Net proceeds from warrant exercise	—	11,782
Proceeds from issuance of common stock	35,000	40,000
Payment of common stock issuance costs	(2,516)	(1,794)
Taxes paid related to net share settlement of RSUs	—	(469)
Net cash provided by financing activities	33,296	52,014
Net increase in cash and cash equivalents	1,028	600
Cash and cash equivalents - beginning of period	1,336	1,029
Cash and cash equivalents - end of period	$2,364	$1,629

Supplemental disclosures of cash flow information:
Non-cash transactions:
Patent and trademark additions included in accounts payable	$64	$35
Property, plant and equipment additions included in accounts payable	$38	$4
Property, plant and equipment additions included in accrued expenses	$—	$10
Right-of-use assets and corresponding operating lease obligations	$—	$497
Patent and trademark additions included in accrued expenses	$62	$22
Panacea investment conversion	$—	$12,485
Stock issued in connection with acquisition	$51,653	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet as of December 31, 2021 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

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

Nature of Business – 22nd Century Group is a leading agricultural biotechnology and intellectual property company focused on tobacco harm reduction, reduced nicotine tobacco and improving health and wellness through plant science. 22nd Century Ltd performs research and development related to the level of nicotine and other nicotinic alkaloids in tobacco plants and Botanical Genetics performs research and development related to hemp/cannabis plants. Goodrich Tobacco and Heracles Pharma are business units for the Company’s potential modified exposure tobacco products. NASCO is a federally licensed tobacco products manufacturer, a subsequent participating member under the tobacco Master Settlement Agreement (“MSA”) between the tobacco industry and the settling states under the MSA and operates the Company’s tobacco products manufacturing business in North Carolina. 22nd Century Holdings owns and operates Needle Rock Farms. 22nd Century Group Canada and 22nd Century Group Europe were formed for future international business opportunities. As described in Note 2, on May 13, 2022, the Company acquired through Golden Acquisition Sub, LLC substantially all of the assets of GVB Biopharma’s (“GVB”) business dedicated to hemp-based cannabinoid extraction, refinement, contract manufacturing and product development, which allows the Company to leverage its expertise in receptor and plant science to develop its hemp/cannabis franchise and add significant scale in the immediate term.

Reclassifications – As a result of the acquisition of GVB (see Note 2), the Company has revised the presentation and classification of depreciation and amortization in the Condensed Consolidated Statement of Operations and Comprehensive Loss to conform with the acquiree, as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	As originally			As originally
	reported	Reclass	Revised	reported	Reclass	Revised
Revenue, net	$7,811	$—	$7,811	$22,988	$—	$22,988
Cost of goods sold	7,362	157	7,519	21,306	427	21,733
Gross profit	449	(157)	292	1,682	(427)	1,255
Operating expenses:
Sales, general and administrative	6,821	9	6,830	17,827	19	17,846
Research and development	856	175	1,031	2,303	486	2,789
Depreciation	173	(173)	—	461	(461)	—
Amortization	168	(168)	—	471	(471)	—
Total operating expenses	8,018	(157)	7,861	21,062	(427)	20,635
Operating loss	$(7,569)	$—	$(7,569)	$(19,380)	$—	$(19,380)

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

Inventories - Inventories are valued at the lower of historical cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory and raw materials inventory. Standard cost is primarily used for finished goods inventory. Cost of hemp biomass consists of initial third-party acquisition costs plus analytical testing costs. Costs of extracted and hemp oil inventory are comprised of initial acquisition cost of the biomass and all direct and indirect processing costs including labor related costs, consumables, materials, packaging supplies, utilities, facility costs, analytical testing costs, and production related depreciation. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate.

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

During the nine months ended September 30, 2022, there were no indicators of impairment and accordingly a goodwill impairment test was not performed.

Intangible Assets – Intangible assets recorded at fair value as a component of purchase accounting consist of purchased customer relationships and tradename. Definite lived intangible assets related to customer relationship is amortized on an accelerated basis, which approximates the projected cash flows used to determine the fair value of the definite-lived intangible assets at the time of acquisition. The tradename asset is considered indefinite-lived and is not amortized.

Other definite lived intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property, (3) costs to become a signatory under the tobacco MSA, and (4) license fees paid to acquire a predicate cigarette brand. The amounts capitalized relate to intellectual property that the Company owns or to which it has rights to use.

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

Fair Value of Financial Instruments – FASB ASC 820 - Fair Value Measurements and Disclosures establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows:

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

A financial asset’s or a financial liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company estimates that the carrying amounts reported on the Condensed Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, contract assets, promissory note receivable, accounts payable and accrued expenses, and notes and loans payable approximate their fair value due to the short-term nature of these items. Note 5 contains additional information on assets and liabilities recorded at fair value in the Condensed Consolidated Financial Statements.

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

Stock Based Compensation – The Company’s 2021 Omnibus Incentive Plan allows for various types of equity-based incentive awards. Stock based compensation expense is based on awards that are expected to vest over the requisite service periods and are based on the fair value of the award measured on the grant date. Vesting requirements vary for directors, officers, and employees. In general, time-based awards fully vest after one year for directors and vest in equal annual installments over a three-year period for officers and employees. Performance-based awards vest upon achievement of certain milestones. Forfeitures are accounted for when they occur.

Severance charges - From time to time, the Company evaluates its resources and optimizes its business plan to align to changing needs of executing on its strategy. These actions may result in voluntary or involuntary employee termination benefits. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. The following table summarizes the change in accrued liabilities, presented within Other current liabilities and Other long-term liabilities Condensed Consolidated Balance Sheets:

Balance at December 31, 2021	$238
Accruals	692
Cash payments	(167)
Balance at September 30, 2022	$763

	September 30,	December 31,
	2022	2021
Current	$397	$217
Noncurrent	$366	$21

In addition, during the three and nine months ended September 30, 2022, the Company recorded $1,237 of accelerated equity compensation expense in connection with the vesting of an employee’s outstanding equity awards as part of the termination severance agreement. Amounts are recorded as Selling, general and administrative in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

Income Taxes - For interim income tax reporting, due to a full valuation allowance on net deferred tax assets, no income tax expense or benefit is recorded unless it is an unusual or infrequently occurring item. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur. See Note 2 for income tax considerations as a result of the acquisition of GVB.

Segments - As a result of the acquisition of GVB (see Note 2) and ongoing evaluation of the Company’s strategy across our plant science and intellectual property platform (tobacco, hemp/cannabis, and hops), the Company is reevaluating its operating and reporting segments, which is expected to be finalized by the end of fiscal 2022 once the corporate and management reporting structure realignment is completed. As September 30, 2022, the Company continues to operate its business in one single operating and reportable segment. The Company’s chief operating decision maker assesses, measures, and reviews the operating and financial results at the consolidated level for the entire platform.

Recent Accounting Pronouncements – In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.” The standard replaces the incurred loss model with the current expected credit loss (CECL) model to estimate credit losses for financial assets measured at amortized cost and certain off-balance sheet credit exposures. The CECL model requires companies to estimate credit losses expected over the life of the financial assets based on historical experience, current conditions and reasonable and supportable forecasts. The provisions of the ASU have an effective date for the Company beginning after December 15, 2022 and interim periods within those fiscal years. The Company does not expect the new credit loss standard to have a material impact to the Condensed Consolidated Financial Statements.

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

During the third quarter of 2022, the preliminary fair values of the assets acquired and liabilities assumed as of May 13, 2022 were adjusted to reflect the ongoing acquisition valuation analysis procedures of property and equipment, intangible assets, deferred taxes, and working capital adjustments. These adjustments resulted in a combined reduction to goodwill of $10,452.

The amounts reported are considered provisional as the Company is finalizing the valuations that are required to allocate the purchase price through the measurement period, which remains open as of September 30, 2022. As a result, the allocation of the provisional purchase price may change in the future, which could be material.

The following table presents management’s purchase price allocation:

Cash	$456
Accounts receivable	2,944
Inventory	5,292
Other assets	519
Property, plant & equipment	11,388
Operating leases right-of-use assets, net	1,231
Goodwill	33,748
Tradename	4,600
Customer relationships	5,800
Accounts payable and accrued expenses	(2,958)
Other current liabilities	(944)
Lease liabilities	(1,259)
Auto loans	(387)
Deferred tax liability	(2,774)
Bridge loan	(4,250)
Fair value of net assets acquired	$53,406

The fair values of the assets acquired were determined using one of three valuation approaches: market, income or cost. The selection of a particular method for a given asset depended on the reliability of available data and the nature of the asset, among other considerations.

The market approach estimates the value for a subject asset based on available market pricing for comparable assets. The income approach estimates the value for a subject asset based on the present value of cash flows projected to be generated by the asset. The projected cash flows were discounted at a required rate of return that reflects the relative risk of the asset and the time value of money. The projected cash flows for each asset considered multiple factors from the perspective of a marketplace participant including revenue projections from existing customers, attrition trends, tradename life-cycle assumptions, marginal tax rates and expected profit margins giving consideration to historical and expected margins. The cost approach estimates the value for a subject asset based on the cost to replace the asset and reflects the estimated reproduction or replacement cost for the asset, less an allowance for loss in value due to depreciation or obsolescence, with specific consideration given to economic obsolescence if indicated. These fair value measurement approaches are based on significant unobservable inputs, including management estimates and assumptions.

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

Property, Plant and Equipment

The fair value of PP&E acquired was estimated by applying the cost approach for personal property and leasehold improvements. The cost approach was applied by developing a replacement cost and adjusting for economic depreciation and obsolescence.

Leases

The Company recognized operating lease liabilities and operating lease right-of-use assets for office and manufacturing facilities in (i) Las Vegas, Nevada (ii) Grass Valley, Oregon (iii) Prineville, Oregon, and (iv) Tygh Valley, Oregon, accordance with ASC 842, Leases.

The following table summarizes the Company’s discount rate and remaining lease terms as of the acquisition date:

Weighted average remaining lease term in years	3.8
Weighted average discount rate	8.3%

The Company concluded there were no off-market lease intangibles on the date of acquisition based on an evaluation of market rents per square foot, geographic location and nature of use of the underlying asset, among other considerations.

Intangible assets

The purchase price was allocated to intangible assets as follows:

		Weighted Average
	Fair Value	Amortization Period	Weighted Average
Definite-lived Intangible Assets	Assigned	(Years)	Discount Rate
Customer relationships	$5,800	10	23.50%
Tradename	$4,600	Indefinite	23.50%

Customer Relationships

Customer relationships represent the estimated fair value of contractual and non-contractual customer relationships GVB had as of the acquisition date. These relationships were valued separately from goodwill at the amount that an independent third party would be willing to pay for these relationships. The fair value of customer relationships was determined using the multi-period excess-earnings method, a form of the income approach. The estimated useful life of the existing customer base was based upon the historical customer annual attrition rate of 20%, as well as management’s understanding of the industry and product life cycles.

Tradename

Tradename represents the estimated fair value of GVB’s corporate and product names. The acquired tradename was valued separately from goodwill at the amount that an independent third party would be willing to pay for use of these names. The fair value of the tradename was determined by utilizing the relief from royalty method, a form of the income approach, with a royalty rate of 1.0%. The GVB tradename was assumed to have an indefinite useful life based upon long-term management expectations and future operating plans.

Deferred Taxes

The Company determined the deferred tax position to be recorded at the time of the GVB acquisition in accordance with ASC Topic 740, Income Taxes, resulting in recognition of deferred tax liabilities for future reversing of taxable temporary differences primarily for intangible assets and property, plant and equipment. This resulted in a preliminary net deferred tax liability of $2,774, which includes the carryover basis of historical recognized deferred tax assets, liabilities and valuation allowance.

The net deferred tax liabilities recorded as a result of the acquisition of GVB was determined by the Company to also provide future taxable temporary differences that allow for the Company to utilize certain previously fully reserved deferred tax assets. Accordingly, the Company recognized a reduction to its valuation allowance in the three and nine months ended September 30, 2022, resulting in a net tax benefit of approximately $2,581 for the period.

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

Actual and Pro Forma (unaudited) disclosures

The results of operations and assets from the GVB acquisition have been included in the Company’s Condensed Consolidated financial statements since the acquisition date. For the three and nine months ended September 30, 2022, net revenues related to GVB were $7,848 and $12,354 respectively, and net loss was $2,743 and $4,217 respectively.

The following unaudited pro forma information presents the consolidated results of operations of the Company and assumes the acquisition occurred on January 1, 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except for per-share data)
Revenue, net	$19,450	$14,141	$53,630	$43,650
Net loss	$(12,836)	$(8,587)	$(33,438)	$(20,700)
Net loss per common share - basic and diluted	$(0.06)	$(0.04)	$(0.17)	$(0.11)
Weighted average common shares outstanding - basic and diluted	210,131	195,621	201,297	186,898

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

Acquisition costs

During the nine months ended September 30, 2022, direct costs incurred as a result of the acquisition of $839 were expensed as incurred and included in Sales, General and Administrative in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 3. - INVENTORY

Inventories at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Raw materials	$7,619	$2,634
Work in process	1,863	—
Finished goods	2,782	247
	$12,264	$2,881

NOTE 4. – INVESTMENTS & OTHER ASSETS

The total carrying value of the Company’s investments and other assets at September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
Panacea Life Sciences Holdings, Inc. common stock	$299	$2,340
Aurora stock warrants	—	5
Change Agronomy Ltd. ordinary shares	682	—
Total investments	$981	$2,345

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

The Promissory note receivable was issued at a value of $3,684 ($4,300 face value less $616 discount) and is included within Other assets on the Condensed Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the Promissory note receivable balance was $3,829 and $3,741, respectively. The Company intends to hold the Promissory note receivable to maturity and the associated discount will be amortized into interest income over the term of the note. The ownership of Needle Rock Farms and related equipment is included within Property, plant, and equipment, net on the Condensed Consolidated Balance Sheets. The common shares of Exactus, Inc. are considered equity securities in accordance with ASC 321 and are recorded at fair value—changes in fair value will be included within the statement of operations and comprehensive loss. See Note 5 for additional information on the fair value measurements.

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

In accordance with ASU 2019-04, a foreign currency-denominated equity investments that are measured using the measurement alternative are nonmonetary items that should be remeasured using their historical exchange rates. Accordingly, for the three and nine-month periods ended September 30, 2022, there is no foreign currency exchange gain or loss recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to the investment in Change Agronomy Ltd.

During the three and nine months ended September 30, 2022 and 2021, respectively, there were no impairment triggering events identified for investments.

NOTE 5. – FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include its short-term investment securities and equity investments. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The following table presents information about our assets and liabilities measured at fair value as of September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$4,497	$—	$—	$4,497
Corporate bonds	—	19,924	—	19,924
U.S. treasury securities	—	16,936	—	16,936
Total short-term investment securities	$4,497	$36,860	$—	$41,357
Investments:
Panacea Life Sciences Holdings, Inc. common shares	$299	$—	$—	$299
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total investments	$299	$—	$682	$981

	Fair Value
	December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets
Short-term investment securities:
Money market funds	$8,919	$—	$—	$8,919
Corporate bonds	—	38,481	—	38,481
Total short-term investment securities	$8,919	$38,481	$—	$47,400
Investments:
Panacea Life Sciences Holdings, Inc. common shares	$2,340	$—	$—	$2,340
Aurora stock warrants	—	—	5	5
Total investments	$2,340	$—	$5	$2,345

Money market mutual funds are valued at their daily closing price as reported by the fund. Money market mutual funds held by the Company are open-end mutual funds that are registered with the SEC that generally transact at a stable $1.00 Net Asset Value (“NAV”) representing its estimated fair value. On a daily basis the fund’s NAV is determined by the fund based on the amortized cost of the funds underlying investments. The Company classifies its money market funds within Level 1 because it uses quoted market prices to determine their fair value. The Company classifies its commercial paper, corporate notes, certificates of deposit, and U.S. government bonds within Level 2 because it uses quoted prices for similar assets or liabilities in active markets and each has a specified term and all level 2 inputs are observable for substantially the full term of each instrument.

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

The following table sets forth a summary of the changes in fair value of the Company’s Level 3 investments for the nine months ended September 30, 2022:

Fair Value at December 31, 2021	$5
Unrealized loss on Aurora stock warrants	(5)
Investment in Change Agronomy Ltd. ordinary shares	682
Fair Value at September 30, 2022	$682

The following tables set forth a summary of the Company’s available-for-sale debt securities from amortized cost basis to fair value as of September 30, 2022 and December 31, 2021:

Available for Sale Debt Securities
September 30, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$20,425	$—	$(501)	$19,924

Available for Sale Debt Securities
December 31, 2021
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$38,643	$1	$(163)	$38,481

The following table sets forth a summary of the Company’s available-for-sale securities at amortized cost basis and fair value by contractual maturity as of September 30, 2022 and December 31, 2021:

	Available for Sale Debt Securities
	September 30, 2022		December 31, 2021
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$20,425	$19,924	$8,286	$8,280
Due after one year through five years	—	$—	$30,357	$30,201
	$20,425	$19,924	$38,643	$38,481

The Company recognized interest income on short-term investment securities recorded in Interest income, net on the Condensed Consolidated Statement of Operations and Comprehensive Loss during the three months ended September 30, 2022 and 2021 of $37 and $121, respectively, and during the nine months ended September 30, 2022 and 2021 of $301 and $178.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the three and nine months ended September 30, 2022, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 6. – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The change in the carrying amount of goodwill during fiscal year 2022 was as follows:

Balance at January 1, 2022	$—
GVB acquisition (see Note 2)	44,200
Balance at June 30, 2022	$44,200
Measurement period adjustments	(10,452)
Balance at September 30, 2022	$33,748

Intangible Assets

Total intangible assets at September 30, 2022 and December 31, 2021 consisted of the following:

	Gross	Accumulated	Net Carrying
September 30, 2022	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$6,383	$(3,607)	$2,776
License Fees	3,876	(1,384)	2,492
Customer relationships	5,800	(12)	5,788
Total amortizing intangible assets	$16,059	$(5,003)	$11,056
Indefinite-lived:
Tradename and trademarks			$4,728
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$7,280
Total intangible assets, net			$18,336

	Gross	Accumulated	Net Carrying
December 31, 2021	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$5,902	$(3,303)	$2,599
License Fees	3,876	(1,197)	2,679
Total amortizing intangible assets	$9,778	$(4,500)	$5,278
Indefinite-lived:
Tradename and trademarks			$89
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,641
Total intangible assets, net			$7,919

See Note 2 “Business Acquisitions” for additional details regarding goodwill and intangible assets acquired during 2022 as a result of the acquisition of GVB, including measurement period adjustments.

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Cost of goods sold	$3	$3	$8	$8
Sales, general, and administrative	12	—	12	—
Research and development	163	165	482	463
Total amortization expense	$178	$168	$502	$471

Estimated future intangible asset amortization expense based on the carrying value as of September 30, 2022 is as follows

	2022	2023	2024	2025	After 2026
Amortization expense	$176	$1,627	$1,618	$1,477	$6,158

NOTE 7. – NOTES AND LOANS PAYABLE

The table below outlines our notes payable balances as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
	2022	2021
D&O insurance	$1,448	$596
Vehicle loans	127	—
Bridge loan	4,250	—
Total current notes and loans payable	$5,825	$596
Long-term vehicle loans	$220	$—

Estimated future principal payments to be made under the above notes and loans payable as of September 30, 2022 are as follows:

Remainder of 2022	$5,021
2023	836
2024	122
2025	59
2026	7
Total	$6,045

Accretion of non-cash interest expense amounted to $0 for the three and nine months ended September 30, 2022 and $2 and $6 for the three and nine months ended September 30, 2021.

D&O Insurance

During the second quarter of 2022, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $2,394. The Company paid $400 as a premium down payment and financed the remaining $1,994 of policy premiums over ten months at a 3.25% annual percentage rate. Additionally, during the third quarter of 2022, the Company expanded its D&O coverage as a result of the acquisition of GVB, resulting in an additional premium down payment of $90 and financing of $168, under the same terms as the original one-year policy.

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

NOTE 8. – CAPITAL RAISE AND WARRANT EXERCISE

2022 Capital Raise

On July 21, 2022, the Company and certain institutional investors (the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of shares of common stock pursuant to a registered direct offering (the “Registered Offering” and, together with the Private Placement (as defined below), the “Offerings”). The Investors purchased approximately $35,000 of shares, consisting of an aggregate of 17,073,175 shares of common stock at a purchase price of $2.05 per share, subject to certain restrictions. The net proceeds to the Company from the Offerings, after deducting the fees and the Company’s offering expenses, were $32,484. The Offerings closed on July 25, 2022.

Pursuant to the Securities Purchase Agreement, in a concurrent private placement, the Company issued and sold to the Investors warrants (the “Warrants”) to purchase up to 17,073,175 shares of common stock (the “Private Placement”). The Warrants are exercisable immediately upon issuance at an exercise price of $2.05 per share of common stock, subject to adjustment in certain circumstances, and expire on July 25, 2027.

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

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2022	2023	2024	2025	2026 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis	Contract fee	$1,714	$1,805	$2,058	$1,589	$1,630	$8,796	(1)
License Agreement	NCSU	Tobacco	Minimum annual royalty	100	100	100	100	1,000	1,400	(2)
Research Agreement	NCSU	Tobacco	Contract fee	—	99	—	—	—	99	(3)
Sublicense Agreement	Anandia Laboratories, Inc.	Hemp / Cannabis	Annual license fee	—	10	10	10	100	130	(4)
Research Agreement	Cannametrix	Hemp / Cannabis	Contract fee	—	667	666	—	—	1,333	(5)
Growing Agreements	Various	Tobacco	Contract fee	19	103	—	—	—	122	(6)
Consulting Agreements	Various	Various	Contract fee	324	932	746	—	—	2,002	(7)
				$2,157	$3,716	$3,580	$1,699	$2,730	$13,882

(1)	Exclusive agreement with the Company in the field of the Cannabis Sativa L. plant. The initial term of the agreement was five years with an option for an additional two years. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first-quarter 2024 to first-quarter 2027, and preserves the Company’s option for an additional 2-year extension, now through first quarter of 2029. On March 30, 2022, the Company and KeyGene entered into a new Framework Collaborative Research Agreement for a term of three years at an aggregate cost of $1,830 in the field related to the hops plant.

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

(2)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(3)	On August 19, 2022, the Company entered into a one-year Sponsored Project Agreement with NCSU for continued research of tobacco alkaloid formation.
(4)	The Company is also responsible for the payment of certain costs, including, capitalized patent costs and patent maintenance costs, a running royalty on future net sales of products made from the sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third parties in all countries except for Canada. Anandia retains all patent rights, and is responsible for all patent maintenance, in Canada.
(5)	On March 11, 2022, the Company expanded its research agreement with Cannametrix for hemp/cannabis product development, formulation, and validation for a three-year period at an aggregate cost of $2,000.
(6)	Various R&D growing and consulting agreements for tobacco.
(7)	General corporate consulting agreements.

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

On January 29, 2020, the Company and Messrs. Sicignano and Brodfuehrer filed a Motion to Dismiss the Amended Complaint. On January 14, 2021, the Court granted the motion, dismissing all claims with prejudice. The Plaintiffs filed a notice of appeal on February 12, 2021 to the Second Circuit Court of Appeals. On May 24, 2022, after briefing and oral argument, the Second Circuit issued an order affirming in part, and reversing in part, the District Court’s dismissal order. The Second Circuit affirmed the District Court’s dismissal of the claims relating to the non-disclosure of stock promotion articles, but reversed the District Court’s dismissal order of the claims alleging the non-disclosure of an SEC investigation. The Second Circuit noted in its opinion, however, that the District Court had not addressed certain arguments raised by the Company and Messrs. Sicignano and Brodfuehrer in the Motion to Dismiss the Amended Complaint as to these remaining claims, and remanded the case to the District Court to address these arguments for the dismissal of the remaining claims. On August 8, 2022, the Company and Messrs. Sicignano and Brodfuehrer filed a renewed motion to dismiss the remaining claims in the Amended Complaint to address the arguments not previously addressed by the District Court. On September 22, 2022, Plaintiffs filed a brief in opposition to the motion. On October 12, 2022, the Company and Messrs. Sicignano and Brodfuehrer filed a reply brief in further support of the motion. The parties now await a District Court decision on the motion to dismiss, or an order scheduling a hearing for oral argument on the motion.

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

NOTE 10 – EQUITY- BASED COMPENSATION

On May 20, 2021, the Company’s shareholders approved the 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the granting of equity awards to eligible individuals over the life of the 2021 Plan, including the issuance of up to 5,000,000 shares of the Company’s common stock, in addition to any remaining shares under the Company’s 2014 Omnibus Incentive Plan pursuant to awards under the 2021 Plan. The 2021 Plan has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the 2021 Plan and the number of shares of common stock to underlie each such award under the 2021 Plan. As of September 30, 2022, the Company had available 5,315,420 shares remaining for future awards under the 2021 Plan.

Restricted Stock Units (“RSUs”). We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from December 31, 2021 through September 30, 2022.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
	in thousands	$ per share
Unvested at December 31, 2021	3,165	$2.50
Granted	2,607	$2.19
Vested	(1,664)	$2.39
Forfeited	(71)	$2.40
Unvested at March 31, 2022	4,037	$2.35
Vested	(75)	$0.95
Forfeited	(127)	$2.20
Unvested at June 30, 2022	3,835	$2.38
Granted	28	$1.03
Vested	(567)	$2.59
Forfeited	(116)	$2.02
Unvested at September 30, 2022	3,180	$2.35

The fair value of RSUs that vested during the nine months ended September 30, 2022 was approximately $4,505 based on the stock price at the time of vesting.

Stock Options. Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of all stock option activity since December 31, 2021 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
	in thousands	$ per share
Outstanding at December 31, 2021	5,171	$1.65
Outstanding at March 31, 2022	5,171	$1.65	3.4	years	$4,107
Exercised	(150)	$1.16
Forfeited	(100)	$1.39
Expired	(9)	$2.76
Outstanding at June 30, 2022	4,912	$1.67	3.3	years	$3,241
Outstanding at September 30, 2022	4,912	$1.67	3.1	years	$—
Exercisable at September 30, 2022	4,812	$1.65	3.0	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

The Company did not grant any stock options in 2022. In 2021, the weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2021
Risk-free interest rate (1)	0.54%
Expected dividend yield (2)	—%
Expected volatility (3)	87.92%
Expected term of stock options (4)	4.09	years

(1)	The risk-free interest rate is based on the period matching the expected term of the stock options based on the U.S. Treasury yield curve in effect on the grant date.
(2)	The expected dividend yield is assumed as zero. The Company has never paid cash dividends nor does it anticipate paying dividends in the foreseeable future.
(3)	The expected volatility is based on historical volatility of the Company’s stock.
(4)	The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

Compensation Expense. The Company recognized the following compensation costs, net of actual forfeitures, related to RSUs and stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales, general, and administrative	$2,201	$1,073	$4,431	$2,750
Research and development	46	46	135	121
Total RSUs and stock option compensation	$2,247	$1,119	$4,566	$2,871

As of September 30, 2022, unrecognized compensation expense amounted to $4,992 which is expected to be recognized over a weighted average period of approximately 1.1 years. In addition, there is approximately $517 of unrecognized compensation expense that requires the achievement of certain milestones which are not yet probable.

NOTE 11. – REVENUE RECOGNITION

Tobacco

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. The Company’s tobacco CMO customer contracts consist of obligations to manufacture the customers’ branded filtered cigars and cigarettes. For certain contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Tobacco revenue from the sale of the Company’s products, which include excise taxes and shipping and handling charges billed to customers, is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at September 30, 2022 and December 31, 2021. Excise taxes recorded in Cost of Goods Sold on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2022 and 2021 was $3,747 and $2,656, respectively. Excise taxes for the nine months ended September 30, 2022 and 2021 was $9,299 and $7,577, respectively.

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

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by major product line because the Company believes it best depicts the nature, amount, and timing of revenue and cash flows. Revenue recognized from Tobacco products transferred to customers over time represented 74% and 73%, respectively, of total Tobacco revenue for the three and nine months ended September 30, 2022, compared to 68% and 72%, respectively, for the three and nine months ended September 30, 2021. Revenue recognized from Hemp/cannabis products is all recognized point-in-time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Tobacco	$11,535	$7,811	$30,551	$22,988
Hemp/cannabis	7,848	—	12,354	—
Total Revenue, net	$19,383	$7,811	$42,905	$22,988

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2022		2021	2022		2021
	Tobacco	Hemp/cannabis	Tobacco	Tobacco	Hemp/cannabis	Tobacco
Customer A	41.72%	*	29.87%	22.34%	*	26.46%
Customer B	14.43%	*	26.83%	17.33%	*	29.18%
Customer C	7.12%	*	8.40%	14.61%	*	17.11%
Customer D	*	*	*	23.32%	*	*
Customer E	*	*	*	*	*	13.77%
Customer F	*	11.22%	*	*	16.48%	*
Customer G	*	17.52%	*	*	13.41%	*
Customer H	*	11.25%	*	*	*	*
All other customers	36.73%	60.01%	34.90%	22.40%	70.11%	13.48%

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

Total contract assets and contract liabilities are as follows:

	September 30,	December 31,
	2022	2021
Unbilled receivables	$296	$178
Deferred revenue	(693)	(119)
Net contract assets (liabilities)	$(397)	$59

During the nine months ended September 30, 2022, the Company recognized $59 of revenue that was included in the contract asset balance as of December 31, 2021. During the nine months ended September 30, 2021, the Company recognized $77 of revenue that was included in the contract liability balance as of December 31, 2020.

NOTE 12. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2022 and 2021, respectively. Outstanding options, warrants and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except for per-share data)
Net loss	$(13,102)	$(9,440)	$(33,518)	$(18,644)
Weighted average common shares outstanding - basic and diluted	210,131	162,721	185,269	153,998
Net loss per common share - basic and diluted	$(0.06)	$(0.06)	$(0.18)	$(0.12)

Anti-dilutive shares are as follows as of June 30:
Warrants	17,073	—	17,073	—
Options	4,912	5,236	4,912	5,236
Restricted stock units	3,180	3,315	3,180	3,315
	25,165	8,551	25,165	8,551

NOTE 13. – SUBSEQUENT EVENTS

On October 31, 2022, the Company repaid $1,899 of GVB Bridge Note outstanding principal of $1,750 and accrued interest of $149. The maturity date will be extended on the remaining outstanding principal of $2,500. The GVB Bridge Note is secured by accounts receivable and all other GVB corporate assets.

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

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” in our Annual Report on Form 10-K filed on March 1, 2022, in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed on May 5, 2022 and in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2022 filed on August 9, 2022. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

Business Overview

22nd Century Group, Inc. (Nasdaq: XXII) is a leading agricultural biotechnology company focused on tobacco harm reduction, reduced nicotine tobacco, and improving health and wellness through plant science. In tobacco, hemp/cannabis, and hop plants, we use modern plant breeding technologies, including genetic engineering, gene-editing, and molecular breeding to deliver solutions for the life science and consumer products industries by creating new, proprietary plants with optimized alkaloid and flavonoid profiles as well as improved yields and valuable agronomic traits. Our mission in tobacco is to reduce the harm caused by smoking by introducing adult smokers to our proprietary Very Low Nicotine Content “VLNC” tobacco and cigarette products. The Company received the first and only Food and Drug Administration (“FDA”) Modified Risk Tobacco Product (“MRTP”) authorization of a combustible cigarette in December 2021. In April 2022, we made our VLN® reduced nicotine cigarettes available through a pilot conducted in select Circle K stores in Chicago. Our mission in hemp/cannabis is to develop proprietary varieties of hemp with valuable cannabinoid and terpene profiles and other superior agronomic traits, with potential applications in life sciences and consumer products. Our mission in hops is to leverage our experience with tobacco and hemp/cannabis, a close hop relative, and accelerate the development of proprietary specialty hop varieties or valuable traits, with potential applications in life sciences and consumer products. We have a significant intellectual property portfolio of issued patents and patent applications relating to both tobacco and hemp/cannabis plants and have further resources directed towards creating and securing additional intellectual property pertaining to all three franchises. We continue to prioritize our research and development activities to achieve our strategic and investment priorities.

Tobacco Business Overview

Utilizing GMO and non-gmo methods, we have successfully modified the bright and burley tobacco plant to grow with at least 95% less nicotine. Our proprietary technology is backed by dozens of patents related to the control of nicotine biosynthesis in the tobacco plant. We developed our SPECTRUM® variable nicotine research cigarettes in collaboration with independent researchers, officials from the U.S. Food and Drug Administration (“FDA”), the National Institute on Drug Abuse (“NIDA”), which is part of the National Institutes of Health (“NIH”), the National Cancer Institute (“NCI”), and the Centers for Disease Control and Prevention

(“CDC”). Since 2011, we have provided more than 31.6 million variable nicotine research cigarettes for use in numerous independent clinical studies funded in large part by agencies of the United States federal government. The cost of these independent clinical studies is estimated to have exceeded $125 million. The results of these independent clinical studies have been published in peer-reviewed publications (including the New England Journal of Medicine, the Journal of the American Medical Association, and many others) and indicate that our reduced nicotine content tobacco cigarettes have been associated with reductions in smoking, nicotine exposure and nicotine dependence with little to no evidence of compensatory smoking and without serious adverse events. Lists of published and on-going clinical studies using our variable nicotine research cigarettes are shown on our website at https://www.xxiicentury.com/vln-clinical-studies/published-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes and https://www.xxiicentury.com/vln-clinical-studies/on-going-clinical-studies-on-very-low-nicotine-content-vlnc-cigarettes. We do not incorporate third party studies or the information on our website into this quarterly report on Form 10-Q. Our SPECTRUM® variable nicotine research cigarettes are the precursor to our VLN® cigarette products.

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

We believe that our proprietary reduced nicotine content cigarettes, sold under the brand name VLN®, have a large global market opportunity. According to a 2021 report by the Foundation for a Smoke Free World, global nicotine retail sales totaled approximately $853 billion and of that, 84.1% was comprised of combustible cigarettes. According to the CDC and the World Health Organization (“WHO”), there are more than 1 billion global and 30 million U.S. adult smokers. CDC statistics state that while more than two-thirds of adult smokers want to quit, less than ten percent of them are able to quit successfully. Despite the proliferation of vape and other nicotine delivery systems, we believe that smokers are still seeking alternatives to addictive combustible cigarettes. In our consumer perception studies, 60% of adult smokers indicated a likelihood to use VLN®.

Our VLN® cigarettes contain 95% less nicotine content than conventional cigarettes in a familiar combustible product format that replicates the conventional cigarette smoking experience, including the sensory and experiential elements of taste, scent, smell, and “hand-to-mouth” behavior. The tobacco in VLN® cigarettes contain a target of just 0.5 milligrams of nicotine per gram of tobacco, an amount cited by the FDA, based on clinical studies, to be “minimally or non-addictive.” It is believed that the reduced nicotine content of VLN® creates a dissociation between the act of smoking and the rapid introduction of nicotine to the bloodstream, which helps adult smokers to smoke less.

In December 2019, the FDA granted a Premarket Tobacco Application (“PMTA”) authorization for our reduced nicotine content cigarettes, giving us the ability to sell our product in the United States. On December 23, 2021, the FDA authorized the marketing of VLN® King and VLN® Menthol King reduced nicotine content cigarettes as Modified Risk Tobacco Products (MRTPs) with a modified exposure classification. In doing so, the FDA stated that VLN® cigarettes - which smoke, taste, and smell like conventional cigarettes but contains 95% less nicotine than conventional, highly addictive cigarettes – “help reduce exposure to, and consumption of, nicotine for smokers who use them.” In its marketing order granting the MRTP, the FDA authorized an additional fourth claim: “Helps You Smoke Less” that we must use in the advertising and on the packaging of all VLN® products where other approved claims are also used.

In April 2022, we initiated VLN® sales in more than 150 Circle K stores in the Chicago metro area through a pilot launch. After the pilot concluded and given the exceptional results, we made the decision to further deepen our reach in the state of Illinois and launch VLN® in Colorado to more than 3,000 locations across the state with our network of retailers and distribution partners, including, Eagle Rock Distributing Company, and Creager Mercantile.

The pilot enabled us to refine our VLN® rollout strategy and helped us develop our VLN® Sales Launch Blueprint, an efficient, reproducible sales plan that focuses our resources to achieve the greatest returns. In November 2022, we announced that we will be applying our VLN® Sales Blueprint to Arizona, New Mexico, and Utah. By concentrating and going deeper into select geographies and markets with high cigarette volume and large adult smoker populations, we believe we can capture greater market share effectively. We will also target states where there is a tax exemption for MRTP products. By the end of 2023, we plan to launch

VLN® in a total of up to 12 to 18 states. As of November 4, 2022, we have secured regulatory authorizations to sell VLN® in 47 states and the District of Columbia.

To meet anticipated demand for our VLN® products in the U.S. and elsewhere, we planted our largest ever VLN® tobacco crop in 2022, which includes our second-generation reduced nicotine tobacco plants. 22nd Century is already seeing 30% higher yields, enhanced quality leaf, improved disease resistance, a reduction in nutrient inputs, and increased stability across various environments and geographies. Our first grow in Chile was successful, which allows for expansion of growing acreage in 2023 in the southern hemisphere to secure year-round growing capabilities. We have also expanded our existing manufacturing operations to increase capacity by 25%, including installation of a new production line and initiation of a second shift.

We believe that recent political changes will likely be favorable to our business prospects from a policy priority and regulatory standpoint. Under the new leadership at the FDA and Center for Tobacco Products (“CTP”), we believe that the FDA will refocus on implementing its ground-breaking Comprehensive Plan for Tobacco and Nicotine Regulation, in particular the Agency’s plan to cap the amount of nicotine in combustible cigarettes to a “minimally or non-addictive” level. We believe that the MRTP authorization and the launch of VLN® serves as a powerful catalyst for the FDA’s proposed policies.

On January 27, 2022, the FDA posted an update on its FDA Voices site stating that it “remains on track” with its plans to prohibit menthol in combustible tobacco products. We continue to support upcoming FDA action and believe VLN® Menthol King reduced nicotine cigarettes could be exempted from the menthol ban to help current menthol smokers transition away from highly addictive nicotine cigarettes. The FDA published a proposed tobacco product standard to ban menthol as a characterizing flavor in cigarettes in April 2022. The proposed FDA rule includes a process for firms to request an exemption from the standard for specific products of certain types on a case-by-case basis, indicating “reduced nicotine” as an example of such an exemption. On August 1, 2022, we submitted public comments in support of a tobacco product standard for menthol in cigarettes.

In June 2022, the FDA announced that the Biden-Harris Administration published plans for future regulatory action that includes the FDA’s plans to develop a proposed product standard that would establish a maximum nicotine level to reduce the addictiveness of cigarettes and certain other combusted tobacco products. On June 21, 2022, a proposed rule for a tobacco product standard for nicotine level of certain tobacco products was published in the Spring 2022 Unified Agenda of Regulatory and Deregulatory Actions.

In late October 2022, in coordination with the FDA, the National Institute on Drug Abuse (NIDA), and others, we received an order for 2.8 million variable nicotine cigarettes. Our research cigarettes will continue to fuel numerous independent, scientific studies to validate the enormous public health benefits identified by the FDA and others of implementing a national standard requiring all cigarettes to contain minimally or non-addictive levels of nicotine.

We continue to advance on our reduced nicotine technology as we believe that our next generation, non-GMO (non-genetically modified organism) plant research is the key to commercializing our reduced nicotine content tobacco and technology in international markets where non-GMO products are preferred or where GMO products are banned. Our patented, non-GMO technology can introduce very low nicotine traits into virtually any variety of tobacco, including bright, burley, and oriental. We have successfully applied our non-GMO technology to bright and burley varieties of tobacco and have initiated commercial growing activities for our non-GMO bright and burley reduced nicotine varieties. We anticipate commercial production of our VLN® 2.0 American blend cigarettes featuring a mix of bright and burly VLN® tobacco varieties to begin in 2023.

Hemp/Cannabis Business Overview

In hemp/cannabis, we are a total solutions provider to companies that utilize cannabinoids in their consumer products, companies looking to optimize their plant genetics and companies seeking large-scale production of high-quality finished products. Our operational footprint covers all elements of the upstream value chain, from receptor science to plant genetics to commodity scale extraction and refinement to finished product manufacturing.

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

Our goal is to provide leading companies in the life science, consumer product, and pharmaceutical end-use markets with new, disruptive, and highly differentiated product solutions, including plant lines or ingredients (flower, extracts, distillates, isolates, etc.) derived from hemp/cannabis plants. Most existing hemp/cannabis plant lines do not exhibit the stable genetics, predictable yield, and specific composition of cannabinoids required to fully unlock the value of the hemp/cannabis industry. Our plant genetics and innovative upstream cannabinoid value chain provide for rapid development and optimization of plant products and scale-up as the industry evolves toward mass production.

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

The acquisition of GVB has expanded our global footprint adding U.S. and international assets and capabilities. GVB operates three primary manufacturing facilities that have significant capacity to support growth with limited capital expenditure. These three facilities are located in Grass Valley, Oregon (refinement facility), Las Vegas, Nevada (Private Label/Contract Manufacturing), and Prineville, Oregon (crude extraction). GVB’s new Prineville, Oregon facility is one of the largest hemp extraction plants in the world, with expected CBD crude output capacity exceeding 15,000 kg/month at full capacity. The new facility is expected to be fully operational by the end of December, allowing GVB greater vertical integration and improved gross margins as it ramps volume. The Company is actively pursuing additional business development through both it’s and GVB’s existing relationships to further accelerate its growth.

During the third quarter 2022, GVB passed the NSF International Audit with a grade A, and no deficiencies were found and obtained a renewal of its cGMP registration for Dietary Supplements Registration for its manufacturing facilities. NSF is one of the largest third-party compliance and standards organizations globally. It provides testing, auditing, and certification services, assuring suppliers that an independent organization has reviewed a product or system to comply with specific standards for safety, quality, sustainability or performance. GVB’s CGMP registration encompasses dietary supplements, dietary ingredients, and functional food facility certification. With this audit and certification secured, GVB will pursue pharma-grade manufacturing. GVB plans to submit a Drug Master File (DMF) to the FDA to produce and supply cannabinoid-based active pharmaceutical ingredients (APIs) for the medical and pharmaceutical industries requiring the highest quality cannabinoids in the U.S. GVB will also be pursuing The International Council for Harmonisation of Technical Requirements for Pharmaceuticals for Human Use (ICH) Q7 international pharma-grade audit standard certification so it can supply naturally derived hemp/cannabis APIs to companies globally.

Hops Business Overview

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

Additional information about our business and operations is contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

Corporate Business Highlights

●	Lucie S. Salhany was appointed to the Company’s Board of Directors in September 2022, extending her experience in positioning unique products for successful launch, corporate strategy, and entrepreneurial ventures to help raise 22nd Century’s profile in tobacco harm reduction and the hemp/cannabis industry.

●	The Company announced that the position of President and Chief Operating Officer was eliminated effective September 30, 2022. James A. Mish, assumed the responsibilities of Corporate President, and operations have been integrated into the tobacco and hemp/cannabis business teams.

Third Quarter 2022 Financial Highlights:

●	Net revenues for the third quarter of 2022 were $19,383, an increase of 148.2% from $7,811 in 2021. The increase was due to increased contract manufacturing volumes as well as the addition of GVB revenue for the full third quarter.
o	Net revenues from tobacco related products was $11,535, an increase of 47.7% from 2021 primarily driven by volume increases in the number of cartons sold, price increases, and favorable mix for filtered cigar and cigarettes (including export cigarettes).
o	Net revenues from hemp/cannabis related products was $7,848, compared to $0 in the prior year third quarter.
●	Gross profit for the third quarter of 2022 was $619, an increase of 112.0% compared $292 in the prior year third quarter.
●	Total operating expenses for the third quarter 2022 increased to $15,887 compared to $7,861 in the prior year driven by:
o	Sales, general and administrative expenses increased by approximately $7,739 compared to the prior year period. This was driven primarily by the acquisition of GVB and higher strategic consulting and marketing, legal, and personnel expenses as we continue to expand the launch of VLN® and build our executive management team.

o	Research and development expenses increased by approximately $287 compared to the prior year period, driven by personnel expenses and costs associated with the Company’s research programs.

●	Operating loss for the third quarter 2022 was $15,268, compared to $7,569 in the prior year period.
●	Net loss in the third quarter of 2022 was $13,102, representing a net loss per share of $0.06.
●	As of September 30, 2022, we had $43,721 in cash, cash equivalents, and short-term investments securities.

Results of Operations

Quarter and Year-to-Date September 30, 2022 compared to Quarter and Year-to-Date September 30, 2021.

Amounts in thousands, except for share and per share data.

Revenue, net

	Quarter-to-Date		Year-to-Date
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Revenue, net	$19,383	$7,811	$42,905	$22,988
Dollar Change from Prior Year	$11,572		$19,917

The increase in net revenue for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was due to higher tobacco revenue of $3,724 and hemp/cannabis revenue due to the GVB acquisition of $7,848.

The increase in net revenue for the nine months ended September 30, 2022, was due to an increase in tobacco revenues of $7,563 and hemp/cannabis revenues due to the GVB acquisition of $12,354.

Gross profit

	Quarter-to-Date		Year-to-Date
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Gross profit	$619	$292	$1,819	$1,255
Percent of Product Sales	3.2%	3.7%	4.2%	5.5%
Dollar Change from Prior Year	$327		$564
Percentage Change from Prior Year	111.9%		44.9%

The increase in gross profit and gross profit as a percent of sales for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was driven by higher volumes in both tobacco and hemp/cannabis, partially offset by an inventory write-down of $281.

The increase in gross profit and gross profit as a percent of sales for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by favorable tobacco volume, price, and mix, and new hemp/cannabis profit that was not reflected in the prior year period. Hemp/cannabis gross profit was negligible based on timing of the acquisition of GVB, including non-recurring inventory-step up amortization of $978 and an inventory write-down of $281k.

Research and development (“R&D”) expense

	Quarter-to-Date		Year-to-Date
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Research and development	$1,318	$1,031	$4,355	$2,789
Percent of Product Sales	6.8%	13.2%	10.2%	12.1%
Dollar Change from Prior Year	$287		$1,566

The increase in R&D expense for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, was primarily due to increases in spend for our strategic research and development initiatives, which includes an increase in personnel expense of $172, contract costs of $58, and consulting and professional services of $29.

The increase in R&D expense for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to increases in spend for our strategic research and development initiatives, which includes an increase in R&D contract costs of $806, consulting and professional services of $509, and personnel expense of $225.

Sales, general and administrative expense

	Quarter-to-Date		Year-to-Date
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Sales, general and administrative	$14,569	$6,830	$31,355	$17,846
Percent of Product Sales	75.2%	87.4%	73.1%	77.6%
Dollar Change from Prior Year	$7,739		$13,509

The increase in SG&A expense during the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was driven by $2,831 of GVB expenses which were not reflected in the prior year period, and increases in severance charges and accelerated equity compensation expense of $1,928, strategic consulting expenses of $1,732, additional personnel expenses of $458 and sales and marketing expense of $450 due to the acceleration of our VLN® launch, and other expenses of $340.

The increase in SG&A expense during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was driven by $4,149 of GVB expenses that were not reflected in the prior year period, and increases in severance charges and accelerated equity compensation expense of $1,928, strategic consulting expenses of $3,575, additional personnel expenses of $867 and sales and marketing expense of $906 due to the acceleration of our VLN® launch, one-time transaction costs related to the acquisition of GVB of $882, legal fees of $529, and other expenses of $673.

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

Unrealized gain (loss) on investment

	Quarter-to-Date		Year-to-Date
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Unrealized loss on investments	$(345)	$(1,900)	$(2,046)	$(2,040)
Percent of Product Sales	(1.8)%	(24.3)%	(4.8)%	(8.9)%
Dollar Change from Prior Year	$1,555		$(6)

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

Our shares of PLSH common stock were valued based on the closing share price as of September 30, 2022. As of September 30, 2022, the shares were valued at $299 which amounted to an unrealized loss of $345 for the three months ended September 30, 2022, and an unrealized loss of $2,041 for the nine months ended September 30, 2022. Our investment in PLSH is a small microcap stock which can be subject to large market volatility resulting in fluctuations to our net loss and loss per share—due to unrealized gains or losses that will be recognized within the Condensed Consolidated Statements of Operations.

Interest expense

	Quarter-to-Date		Year-to-Date
	September 30	September 30	September 30	September 30
	2022	2021	2022	2021
Interest Expense	$(148)	$(23)	$(230)	$(44)
Percent of Product Sales	(0.8)%	(0.3)%	(0.5)%	(0.2)%
Dollar Change from Prior Year	$(125)		$(186)

Interest expense increased in 2022, as compared to the prior year period, primarily due to the interest recognized from the GVB bridge notes resulting from the GVB acquisition.

Liquidity and Capital Resources

	September 30	December 31,
	2022	2021
Cash and cash equivalents	$2,364	$1,336
Short-term investment securities	$41,357	$47,400
Working capital	$45,736	$45,958

Cash, cash equivalents and short-term investment securities decreased by $5,015 primarily as a result of cash used in operating activities, offset by net proceeds from issuance of common stock.

Working Capital

As of September 30, 2022, we had working capital of approximately $45,736 compared to working capital of approximately $45,958 at December 31, 2021, a decrease of $222. This decrease in working capital was primarily due to a $10,238 increase in net current liabilities offset by an increase in net current assets of $10,016.

Summary of Cash Flow

	Nine Months Ended
	September 30,
	2022	2021
Cash provided by (used in):
Operating activities	$(32,648)	$(18,207)
Investing activities	380	(33,207)
Financing activities	33,296	52,014
Net change in cash and cash equivalents	$1,028	$600

Net cash (used in) operating activities

Cash used in operating activities increased $14,441 from $18,207 in 2021 to $32,648 in 2022. The primary driver for this increase was higher SG&A spending of $13,509 leading to an increase in net loss of $14,874, an increase of $4,360 related to net adjustments to reconcile net loss to cash, and an increase in cash used for working capital components related to operations in the amount of $3,927 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Net cash provided by (used in) investing activities

The decrease in cash used in investing activities of $33,587 was primarily the result of a net increase in the net cash provided by our short-term investments in the amount of $37,752 offset by an increase in the cash used for acquisition of property, plant and equipment, the acquisition of patents, trademarks and licenses, acquisition of GVB and investment in Change Agronomy Ltd. in the amount of $4,165 for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

Net cash provided by financing activities

During the nine months ended September 30, 2022, cash provided by financing activities decreased by $18,718 resulting from a decrease in net proceeds of $11,782 from cash exercises of all outstanding warrants during the first quarter of 2021, a decrease in net proceeds of common stock issuances of $5,720, a decrease in net proceeds from note payable issuances and payments of $582, and a net decrease in cash proceeds of stock option exercises and other financing activities of $1,101. These decreases were partially offset by cash paid for taxes related to settlement of restricted stock units of $469.

Cash demands on operations

Our principal sources of liquidity are our cash and cash equivalents, short-term investment securities, and cash generated from our tobacco contract manufacturing business and hemp/cannabis business. As of September 30, 2022, we had approximately $43,721 of cash and cash equivalents and short-term investment securities which is a decrease of $5,015 from December 31, 2021. This decrease was primarily due to the cash used in operating activities of $32,650, cash used in investing activities of $4,874 (excluding net proceeds of short-term investment securities of $5,254 and related non-cash short-term investing activities of $789), and cash provided by financing activities of $33,298. As described below, on July 25, 2022, we completed a $35,000 above-market registered direct offering with institutional investors generating net proceeds of $32,484 intended to accelerate the launch of our VLN® products and to meet increased GVB customer demands and volume.

Our cash, cash equivalents and short-term investment securities, including the proceeds from the July 2022 capital raise, as well as the sustained tobacco contract manufacturing and hemp/cannabis sales, will provide sufficient resources for estimated contractual commitments, described further in Note 9 to our Condensed Consolidated Financial Statements included herein, and normal cash requirements for operations well beyond the next twelve months. The Company is selectively deploying capital to accelerate the launch of VLN®, expand tobacco manufacturing operations, invest in GVB’s production capacity and increase inventory levels to meet growing demand for both hemp/cannabis and tobacco products and for research and development. 22nd Century’s cash requirements in future periods are anticipated to decrease, reflecting higher sales volume for VLN® products through fiscal 2023 and continued organic growth of GVB’s operations, providing adequate liquidity from the current balance sheet to complete our planned strategic initiatives.

July 2022 Equity capital resources

On July 25, 2022, we completed a capital raise through a registered direct offering and issued 17,073 shares of common stock for net cash proceeds of $32,484. This excludes the proceeds, if any, from the exercise of the 17,073 warrants sold in the private placement that occurred concurrently with this offering, The offering proceeds will be used for expansion and acceleration of the launch of our VLN® reduced nicotine content tobacco cigarettes in additional markets, research and development expenses, procurement and development of additional intellectual property rights, working capital and general corporate purposes.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 1, 2022, in Item 1A or Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 5, 2022, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 9, 2022.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 8, 2022	/s/ James A. Mish
James A. Mish
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	/s/ R. Hugh Kinsman
R. Hugh Kinsman
Chief Financial Officer
(Principal Accounting and Financial Officer)