Form 10-K/A
period 2022-12-31
22nd Century Group, Inc.
filed 2023-03-28
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Name	Auditor Location	Auditor Firm ID
Freed Maxick, CPAs, P.C.	Buffalo, New York	PCAOB ID - 0317

EXPLANATORY NOTE

Due to scrivener’s errors, the Annual Report on Form 10-K filed by 22nd Century Group, Inc. with the Securities and Exchange Commission on March 9, 2023 (the “Original Form 10-K”) included (i) incorrect percentages in the selected financial information table included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”); (ii) an incorrect hemp/cannabis revenue amount in the textual comparison of results in the MD&A; (iii) an incorrect compensation and benefit expense amount within SG&A in the textual comparison of results in the MD&A; (iv) an incorrect net increase in R&D expense percentage in the MD&A; (v) an incorrect amount of change in working capital attributable to GVB in the MD&A; and (vi) an incorrect weighted average exercise price of outstanding options in the shares authorized for issuance under equity compensation plans table included in Item 5. This Amendment No. 1 to the Original Form 10-K (the “Form 10-K/A”) is being filed solely for the purpose of correcting such items.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Form 10-K, and this Form 10-K/A does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Form 10-K/A does not reflect events that may have occurred subsequent to the filing of the Original Form 10-K.

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

Number of securities
remaining available for
	Number of securities to			issuance under equity
	be issued upon exercise		Weighted average	compensation plans
	of outstanding options,		exercise price of	(excluding securities
	and restricted stock units		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,945,064	(1)	$1.67	4,461,984

Equity compensation plans not approved by security holders	—		N/A	—

Total	8,945,064		—	4,461,984	(2)

(1)	Consists of outstanding options of 4,912,105 and unvested restricted stock units of 4,032,959.

(2)	Consists of shares available for award under the Plan.

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

($ in thousands, except per share data or unless otherwise specified)

Executive Overview

•	Executive overview
•	Recent business acquisitions
•	Tobacco business highlights
•	Hemp/cannabis business highlights
•	Corporate business highlights
•	Financial overview

Our Financial Results

•	Fiscal 2022 compared with fiscal 2021
•	Liquidity and capital resources
•	Impact of recently issued accounting standards

Critical Accounting Estimates

•	Inventories
•	Valuation of long-lived assets
•	Business combinations

Executive Overview

•	On December 23, 2021, the FDA granted MRTP authorization for our reduced nicotine cigarettes, VLN® King and VLN® Menthol King. In addition to authorizing the Company to market VLN® cigarettes with the claim, “95% less nicotine”, to clarify the purpose of the brand, the FDA also authorized the claim, “Helps You Smoke Less.”
•	Commenced pilot market sales in Chicago during the first quarter of 2022 of VLN® King and VLN® Menthol King 95% reduced nicotine content cigarettes, the first and only FDA authorized MRTP designated combustible cigarettes.
•	Based on strong pilot outcomes, announced plans for the expansion of VLN® into additional Illinois locations and the Colorado market as of September 2022. The Company also announced that it will launch VLN® in three additional states – Arizona, New Mexico, and Utah – covering the Four Corners region.
•	Contracted the largest VLN® tobacco planting in 2022 to support expansion in both the U.S. and international markets.
•	Announced an industry-first breakthrough in hemp/cannabis plant transformation with our partner KeyGene, expanding the Company’s capabilities in modifying the principal genes controlling cannabinoid biosynthesis in the plant.

Recent Business Acquisitions and Other Events

•	On May 13, 2022, we completed the acquisition of GVB Biopharma ("GVB"), a privately held contract development and manufacturing organization (CDMO). We believe GVB is one of the largest providers of hemp-derived active ingredients for the pharmaceutical and consumer goods industries worldwide based on total tonnage. GVB has industry leading market positions and expertise in all facets of the hemp/cannabis industry, including: research and genetics, proprietary cryogenic hemp extraction; refining, conversion, and product formulation technology; lead supplier of Active Pharmaceutical Ingredients (API); low-cost, scalable manufacturing capabilities; regulatory and compliance expertise; industry trusted high-quality products; and international capabilities

•	On November 20, 2022, a fire occurred at the GVB Biopharma distillate and isolate manufacturing facility located in Grass Valley, OR. There were no reported life-threatening injuries, but the fire damaged the refinement facility requiring all hemp refining operations on site to be curtailed. Additional equipment and inventory stored in adjacent buildings was not damaged and was relocated to nearby facilities as part of the Company's business continuity plans. The Company subsequently commenced the insurance claims process and believes that losses resulting from the fire will be covered by its property and business interruption policies. Subsequent to the fire, the Company implemented backup sourcing and production plans to continue fulfilling customer orders and to resume production of distillate and isolate ingredients.

•	On January 19, 2023, we acquired RX Pharmatech Ltd (“RXP”), a privately held leading United Kingdom distributor of cannabinoids with 1,276 novel food applications with the U.K. Food Standards Agency (“FSA”). RXP’s products include CBD isolate and numerous variations of finished products like gummies, oils, drops, candies, tinctures, sprays, capsules and others. The U.K. is not accepting new novel food applications for cannabinoid products at this time and denied tens of thousands of product applications earlier in 2022 during the FSA’s first round of screening. Accordingly, we believe this market dynamic could allow us to open new opportunities to land highly accretive contracts with multinationals for quality CBD and hemp-derived consumer products dependent on the novel food licenses.

Refer to Note 2 “Business Acquisitions” and Note 21 “Subsequent Events” of the Notes to Consolidated Financial Statements contained in Item 8 of this report for additional information about the acquisition of GVB and RXP.

Tobacco Business Highlights

•	Leveraged the exceptional Chicago pilot results to expand VLN® sales in Illinois and launch in Colorado, where the state employs a favorable MRTP excise tax program. Announced additional launch plans in Arizona, New Mexico and Utah.

•	Commenced an aggressive multi-state VLN® rollout strategy, targeting up 18 states by year-end 2023, aimed at penetrating geographies and markets with large adult smoker populations, including those with favorable MRTP state excise tax savings, which can be used toward consumer incentives, distribution support, and additional programming to raise awareness of VLN® products.

•	Initiated agreements with national-scale C-store distribution partners, including Core-Mark/Eby-Brown and others pending, to facilitate state-wide or multi-state launches of VLN® at hundreds of stores within our target markets in an accelerated timeline.

•	Announced expansion into Texas, California and Florida, expected in conjunction with the largest multi-state U.S. C-store chain leveraging these new national scale distribution capabilities.

•	Secured additional retail point of sale placements with regional C-stores, such as Texas based CEFCO, and new regional distribution agreements with Hub, Inc., serving regional Midwestern and tribal accounts, and Chambers & Owen, Inc., serving the upper Midwest.

•	Gained authorization to test VLN® sales at four United States military bases located in California, Arizona and North Carolina, beginning in the second quarter.

•	Poised to benefit from federal, state and international regulatory appetite for banning menthol and mandating reduced nicotine content. The Company has the only FDA-authorized combustible cigarette able to meet the stringent reduced nicotine content product standard under the FDA’s Comprehensive Plan requiring that all cigarettes be made “minimally or non-addictive.”

o	Proposed FDA menthol cigarette ban, in final rules status, could leave VLN® Menthol King as the only combustible menthol cigarette on the market, providing a critical off-ramp to help current menthol smokers to smoke less, a final decision expected in August 2023.

o	In December 2022, New Zealand became the first country to pass a nationwide mandate permitting only reduced nicotine content cigarettes to be sold starting in early 2025.

•	Planted the largest ever VLN® tobacco crop in 2022, including the second-generation VLN® 2.0 reduced nicotine tobacco plants, which have demonstrated approximately 30% higher yields, enhanced quality leaf, improved disease resistance, reduction in nutrient requirements and increased stability across various environments and geographies.

o	Announced a dedicated seed cultivation program designed to generate enough tobacco to support the entire New Zealand cigarette marketplace with reduced nicotine content tobacco, more than 2 billion sticks annually.

•	Completed expansion of existing manufacturing operations and increased capacity by 25%, including installation of a new production line and initiation of a second shift.

Hemp/Cannabis Business Highlights

•	Fundamentally shifted hemp/cannabis business, moving from primarily research and development efforts to a fully commercialized company with the acquisition of GVB Biopharma, a global scale provider of hemp-derived cannabinoid ingredients and API to the pharmaceutical and consumer goods industries with world-class CDMO capabilities.

•	Positioned for global leadership as the largest provider of cannabinoid extracts and isolates in North America, focused on cannabidiol (CBD) and cannabigerol (CBG) extracted and refined at industrial scale into distillates.

•	Completed vertical integration of novel cannabinoid value chain from receptor science to finished goods and now CDMO+D capabilities for complete category management to retail points of sale.

•	Advancing multiple verticalized license agreements with major consumer CBD and alternative cannabinoid brands to manufacture and distribute key cannabinoid product offerings to retailers throughout the U.S. as a new turnkey solution for consumer facing cannabis product brands.

•	Continued expanding CBD crude production capabilities with new Prineville, Oregon facility, one of the largest hemp extraction plants in the world, with expected capacity exceeding 15,000 kg/month at full operation, further improving gross margin on all GVB cannabinoid products.

•	Responded to a fire at the Company’s Grass Valley manufacturing facility, immediately shifting to alternate supply sources to fulfill all customer deliveries planned in the fourth quarter. New facilities are being established, replacing the prior capacity, as the Company plans for construction of a new, larger and more efficient distillate and isolate manufacturing campus.

•	Submitted DMF to the FDA to produce and supply APIs for the medical and pharmaceutical industries while also pursuing The International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (ICH) Q7 international pharma-grade audit standard certification in order to supply naturally derived hemp/cannabis APIs.

•	Announced a global sales, marketing and distribution agreement with Cannabinoid API Solutions (CAS) and Transo-Pharm for APIs to accelerate opportunities to supply to the largest and most innovative pharmaceutical and consumer goods manufacturers.

•	Acquired RX Pharmatech Ltd. in an accretive transaction securing a portfolio of 1,276 CBD product and ingredient based Novel Food Applications with the U.K. Food Standards Agency, accelerating CBD product growth in the U.K. and EU food and nutraceuticals markets.

•	Announced the Company’s central distribution facility in the Netherlands, opened in November 2022, will support growing demand for hemp/cannabis products in Europe, the Middle East, and Africa (EMEA).

Corporate Business Highlights

•	Dr. Calvin Treat joined the Company as our Chief Scientific Officer on May 23, 2022, further enhancing our deep expertise in plant-based biotechnology across all three of our plant franchises. Dr. Treat has led global plant biotechnology programs at Bayer and Monsanto, including corn, soybean, and cotton crop improvement technologies.

•	R. Hugh Kinsman was appointed Chief Financial Officer on June 16, 2022, expanding his role at GVB Biopharma to include corporate financial leadership functions.
•	The Company announced that the position of President and Chief Operating Officer was eliminated effective September 30, 2022. James A. Mish, assumed the responsibilities of Corporate President, and operations have been integrated into the tobacco and hemp/cannabis business teams.
•	Lucie S. Salhany was appointed to the Company’s Board of Directors in September 2022, extending her experience in positioning unique products for successful launch, corporate strategy, and entrepreneurial ventures to help raise 22nd Century’s profile in tobacco harm reduction and the hemp/cannabis industry.
•	The Company announced that John Miller was appointed as an executive officer and President of Tobacco effective November 11, 2022. John J. Miller initially joined our tobacco business in May 2022, to help achieve the full potential of our tobacco franchise. Mr. Miller was the President and CEO of Swisher International, Inc., the largest manufacturer and exporter of cigars and smokeless tobacco products in America.

Financial Overview – Fourth Quarter and Full Year 2022 Results

•	Net revenues for the fourth quarter of 2022 were $19,206, an increase of 141.3% from $7,960 in 2021.

o	Revenue from tobacco-related products was $9,951, an increase of 25.7% from 2021, primarily driven by volume increases in contract manufacturing and initial VLN® sales as part of the early rollout in Illinois and Colorado.

•	Fourth quarter 2022 cartons sold of 1,354 compared to 1,144 in the comparable prior year period.

o	Revenue from hemp/cannabis-related products was $9,255, compared to $43 in the prior year fourth quarter, reflecting the acquisition of GVB.

•	Net revenues for the full year 2022 were $62,111, an increase of 100.7% from $30,948 in 2021.

•	Gross profit for the fourth quarter of 2022 was a loss of $646 compared to profit of $231 in the prior year period.

o	Gross profit from tobacco-related products was $(44), a decrease of $400 compared to the prior year period, reflecting lower margin sales mix in contract manufacturing products.

o	Gross profit from hemp/cannabis-related products was a loss of $(601) compared to $(125) in the prior year. Margin declines in the fourth quarter were primarily due to impact of the Grass Valley fire. On a proforma basis, as if the GVB acquisition had occurred effective January 1, 2021, gross profit would have been $1,594 in the fourth quarter 2021.

•	Gross profit for the full year 2022 was $1,174, a decrease of 21.0% from 2021.

•	Total operating expenses for the fourth quarter 2022 increased to $22,512 compared to $9,262 in the prior year quarter driven by:

o	Sales, general and administrative expenses increased to $14,097 driven primarily by the acquisition of GVB, higher strategic consulting and marketing, legal, and personnel costs to expand the launch of VLN®

o	Research and development expenses increased to $2,093, driven by personnel expenses and costs associated with the Company’s hemp/cannabis and hops research programs.

o	Other operating expenses, net was $6,322 reflecting the unusual and infrequent charges recorded in connection with the Grass Valley fire in November 2022.

•	Operating loss for the fourth quarter 2022 was $23,158, compared to a loss of $9,031 in the prior year period. Operating loss for the full year 2022 was $57,106, compared to a loss of $28,412 in the prior year.

•	Net loss in the fourth quarter of 2022 was $26,283, representing a net loss per share of $0.12 compared with net loss in the fourth quarter of 2021 of $13,964, representing a net loss per share of $.09. Net loss for the full year 2022 was $59,801, representing a net loss per share of $0.31 compared with net loss for the full year 2021 of $32,609, representing a net loss per share of $.21.

•	As of December 31, 2022, we had $21,213 in cash, cash equivalents and short-term investments securities.

o	During the first quarter of 2023, the Company received $5,000 of casualty loss insurance recoveries from the Grass Valley fire with business interruption insurance claims proceeds expected thereafter.

o	On March 3, 2023, the Company announced a $21,052 senior credit facility to fund increased working capital needs related to the significant consumer demand for its VLN® product and GVB business lines.

▪	The new three-year credit facility was issued at 5% original issuance discount (OID), will bear cash interest at a rate of 7% per annum, and commence principal amortization in the second year at a rate of 2% of the original balance per month. The Company has the option to redeem the facility early starting in the second year.
•	The Company’s strengthened balance sheet supports growing working capital needs driven by increased VLN® product shipments to multiple national-scale distribution partners as well as strong customer demand for hemp/cannabis bulk ingredients.

•	22nd Century’s operating cash requirements are anticipated to decrease through fiscal 2023, reflecting higher sales volume of higher margin contract manufacturing operations (CMO) cigarettes and VLN® products, as well as continued organic growth of GVB’s operations.

Our Financial Results

The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 8 of this report, for the periods presented (dollars in thousands, except per share amounts):

	Year Ended
	December 31	December 31	Change
	2022	2021	$	%
Tobacco revenues, net	$40,501	$30,905	$9,596	31.0
Hemp/cannabis revenues, net	21,610	43	21,567	NM
Total revenues, net	62,111	30,948	31,163	100.7
Cost of goods sold	60,937	29,462	31,475	106.8
Gross profit	1,174	1,486	(312)	(21.0)
Gross profit as a % of revenues, net	1.9%	4.8%
Operating expenses:
Sales, general and administrative ("SG&A")	44,517	25,908	18,609	71.8
SG&A as a % of revenues, net	71.7%	83.7%
Research and development ("R&D")	6,561	3,912	2,649	67.7
R&D as a % of revenues, net	10.6%	12.6%
Other operating expenses, net ("OOE")	7,202	78	7,124	9,170.4
Total operating expenses	58,280	29,898	28,382	94.9
Operating loss	(57,106)	(28,412)	(28,694)	101.0
Operating loss as a % of revenues, net	(91.9)%	(91.8)%
Other income (expense):
Unrealized loss on investment	(5)	(6,994)	6,989	(99.9)
Realized (loss) gain on Panacea investment	(2,789)	2,548	(5,337)	(209.5)
Realized loss on short-term investment securities	(366)	-	(366)	NM
Other income, net	71	-	71	NM
Interest income, net	313	321	(8)	(2.5)
Interest expense	(353)	(58)	(295)	503.9
Total other expense	(3,129)	(4,183)	1,054	(25.2)
Loss before income taxes	(60,235)	(32,595)	(27,640)	84.8
(Benefit) provision for income taxes	(434)	14	(448)	(3,196.5)
Net loss	$(59,801)	$(32,609)	(27,192)	83.4
Net loss as a % of revenues, net	(96.3)%	(105.4)%
Net loss per common share (basic and diluted)	$(0.31)	$(0.21)	(0.10)	47.6

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

Hemp/cannabis revenue was $21,610 in the current year compared to negligible revenues in 2021, primarily as a result of the GVB acquisition.

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

(a) Increases in compensation and benefits primarily due to $821 increased headcount mainly due to the increase in selling and marketing personnel driven by the ongoing expansion and accelerated launch of VLN®, $1,486 increase in equity comp ($1,237 related to accelerated vesting of an employee’s outstanding equity awards as part of the termination severance agreement), and an increase of $615 in severance.

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

(f) Increased SG&A as a result of the acquisition of GVB on May 13, 2022, including corporate personnel costs and general overhead.

Research and development expense

	Change 2022 vs 2021
	$	%
Compensation and benefits (a)	$438	72.3
Contract costs (b)	1,250	56.9
Consulting and professional services (c)	526	630.7
Other (d)	325	31.7
GVB (e)	110	100.0
Net increase in R&D expenses	$2,649	67.7

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

Working Capital

As of December 31, 2022, we had working capital of approximately $31,587 compared to working capital of approximately $45,958 as of December 31, 2021, a decrease of $14,371. This decrease in working capital was primarily due to increases from normal fluctuations of current assets such as inventory (i.e. tobacco leaf grow) and an increase of $10,156 attributable to GVB, offset by a decrease of $27,523 in cash, cash equivalents and short-term investment securities.

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

Off-Balance Sheet Arrangement

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit No.	Description

31.1*	Section 302 Certification.

31.2*	Section 302 Certification.

Exhibit 104	Cover Page Interactive Data File – The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

22nd CENTURY GROUP, INC.

Date: March 28, 2023	By:	/s/ James A. Mish
James A. Mish
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 28, 2023	By:	/s/ R. Hugh Kinsman
R. Hugh Kinsman
Chief Financial Officer
(Principal Accounting and Financial Officer)