Form 10-Q
period 2023-03-31
22nd Century Group, Inc.
filed 2023-05-09
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

Yes  ☐ No  ☒

As of May 2, 2023, there were 222,504,346 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,952	$3,020
Short-term investment securities	5,275	18,193
Accounts receivable, net	9,131	5,641
Inventories	10,528	10,008
Insurance recoveries	3,000	5,000
Prepaid expenses and other current assets	2,252	2,743
Total current assets	41,138	44,605
Property, plant and equipment, net	14,322	13,093
Operating lease right-of-use assets, net	5,309	2,675
Goodwill	33,160	33,160
Intangible assets, net	18,385	16,853
Investments	682	682
Restricted cash	7,500	—
Other assets	3,642	3,583
Total assets	$124,138	$114,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable - current	$314	$908
Operating lease obligations	862	681
Accounts payable	4,602	4,168
Accrued expenses	6,306	1,428
Accrued payroll	1,276	3,199
Accrued excise taxes and fees	2,330	1,423
Deferred income	257	831
Other current liabilities	923	380
Total current liabilities	16,870	13,018
Long-term liabilities:
Notes and loans payable	154	3,001
Operating lease obligations	4,602	2,141
Long-term debt	16,417	—
Other long-term liabilities	4,736	516
Total liabilities	42,779	18,676
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 300,000,000 shares authorized
Capital stock issued and outstanding:
217,057,927 common shares (215,238,198 at December 31, 2022)
Common stock, par value	2	2
Capital in excess of par value	337,512	333,898
Accumulated other comprehensive loss	(41)	(111)
Accumulated deficit	(256,114)	(237,814)
Total shareholders' equity	81,359	95,975
Total liabilities and shareholders’ equity	$124,138	$114,651

See accompanying notes to condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except per-share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues, net	$21,962	$9,045
Cost of goods sold	23,139	8,736
Gross (loss) profit	(1,177)	309
Operating expenses:
Sales, general and administrative	14,231	7,262
Research and development	1,517	1,141
Other operating expense, net	898	52
Total operating expenses	16,646	8,455
Operating loss	(17,823)	(8,146)
Other income (expense):
Unrealized loss on investments	—	(817)
Other income, net	5	—
Interest income, net	57	50
Interest expense	(421)	(5)
Total other expense	(359)	(772)
Loss before income taxes	(18,182)	(8,918)
(Benefit) provision for income taxes	—	—
Net loss	$(18,182)	$(8,918)

Net loss per common share - basic and diluted	$(0.08)	$(0.05)
Weighted average common shares outstanding - basic and diluted	215,784	163,157

Net loss	$(18,182)	$(8,918)
Other comprehensive loss:
Unrealized gain (loss) on short-term investment securities	61	(400)
Foreign currency translation	(4)	—
Reclassification of realized losses to net loss	13	—
Other comprehensive income (loss)	70	(400)
Comprehensive loss	$(18,112)	$(9,318)

See accompanying notes to condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2023
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	215,238,198	$2	$333,898	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of 474,091 shares withheld for taxes	1,353,891	—	(414)	—	—	(414)
Stock issued in connection with acquisition	465,838	—	503	—	—	503
Equity-based compensation	—	—	1,175	—	—	1,175
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Equity detachable warrants	—	—	2,350	—	—	2,350
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(18,182)	(18,182)
Balance at March 31, 2023	217,057,927	2	337,512	(41)	(256,114)	81,359

	Three Months Ended March 31, 2022
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding	Shares	Par Value	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	162,872,875	$2	$244,247	$(162)	$(178,013)	$66,074
Stock issued in connection with RSU vesting	1,663,691	—	—	—	—	—
Equity-based compensation	—	—	1,213	—	—	1,213
Other comprehensive income	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(8,918)	(8,918)
Balance at March 31, 2022	164,536,566	2	245,460	(562)	(186,931)	57,969

See accompanying notes to condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(18,182)	$(8,918)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	881	329
Amortization of right-of-use asset	294	92
Unrealized loss on investment	—	817
Realized loss on short-term investment securities	13	—
Provision for credit losses	61	—
Loss on the sale of machinery and equipment	103	—
Accretion of non-cash interest expense (income), net	(7)	119
Debt related charges included in interest expense	231	—
Equity-based employee compensation expense	1,175	1,213
Loss on change of contingent consideration	22	—
Loss on change of warrant liabilities	139	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,624)	(635)
Inventory	(495)	(872)
Prepaid expenses and other assets	1,971	794
Accounts payable	312	(661)
Accrued expenses	1,544	647
Accrued payroll	(1,923)	(1,850)
Accrued excise taxes and fees	906	739
Other liabilities	(921)	258
Net cash used in operating activities	(17,500)	(7,928)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(116)	(105)
Acquisition of property, plant and equipment	(1,910)	(258)
Proceeds from the sale of property, plant and equipment	200	—
Acquisition, net of cash acquired	90	—
Investment in Change Agronomy Ltd.	—	(682)
Property, plant and equipment insurance proceeds	3,500	—
Sales and maturities of short-term investment securities	15,726	13,595
Purchase of short-term investment securities	(2,767)	(3,778)
Net cash provided by investing activities	14,723	8,772
Cash flows from financing activities:
Payments on note payables	(3,512)	(596)
Proceeds from issuance of notes payable	71	—
Proceeds from issuance of long-term debt	16,849	—
Payment of debt issuance costs	(801)	—
Proceeds from issuance of detachable warrants	6,016	—
Taxes paid related to net share settlement of RSUs	(414)	—
Net cash provided by (used in) financing activities	18,209	(596)
Net increase in cash, cash equivalents and restricted cash	15,432	248
Cash, cash equivalents and restricted cash - beginning of period	3,020	1,336
Cash, cash equivalents and restricted cash - end of period	$18,452	$1,584

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$3,020	$1,336
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$3,020	$1,336

Cash and cash equivalents at end of period	$10,952	$1,584
Restricted cash at end of period	7,500	—
Cash, cash equivalents and restricted cash at end of period	$18,452	$1,584

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$142	$91
Right-of-use assets and corresponding operating lease obligations	$2,928	$—
Non-cash consideration RXP acquisition	$1,926	$—

See accompanying notes to condensed consolidated financial statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Amounts in thousands, except for share and per-share data

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – 22nd Century Group, Inc. (together with its consolidated subsidiaries, “22nd Century Group” or the “Company”) is a publicly traded Nevada corporation on the NASDAQ Capital Market under the symbol “XXII.” 22nd Century Group is a leading agricultural biotechnology and intellectual property company focused on tobacco harm reduction, reduced nicotine tobacco and improving health and wellness through plant science.

The accompanying condensed consolidated financial statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, the condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. The results for interim periods are not necessarily indicative of results or trends that may be expected for the fiscal year as a whole. The condensed consolidated financial statements were prepared using U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates.

Reclassifications –As a result of the acquisition of GVB Biopharma (see Note 2), the Company has revised the presentation and classification of depreciation and amortization in the Condensed Consolidated Statement of Operations and Comprehensive Loss to conform with the acquiree, as follows:

	Three Months Ended
	March 31, 2022
	As originally
	reported	Reclass	Revised
Revenues, net	$9,045	$—	$9,045
Cost of goods sold	8,585	151	8,736
Gross profit	460	(151)	309
Operating expenses:
Sales, general and administrative	7,305	(43)	7,262
Research and development	972	169	1,141
Depreciation	168	(168)	—
Other operating (income) expenses, net	—	52	52
Amortization	161	(161)	—
Total operating expenses	8,606	(151)	8,455
Operating loss	$(8,146)	$—	$(8,146)

Restricted Cash - Restricted cash includes minimum escrow funds the Company maintains in a money market account pursuant to the terms of the Senior Secured Credit Facility.

Credit Losses - The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable and contract assets, the Company believes that the carrying value, net of excepted losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

To determine the provision for credit losses for accounts receivable, including consideration of contract assets or unbilled receivables, the Company has disaggregated its accounts receivable by nature and type of product being sold, as the Company determined that risk profile of its customers is consistent based on the type of product and industry in which they operate. These customer classes include tobacco distributors/wholesalers for its CMO cigarette and filtered cigar tobacco product sales, hemp/cannabis bulk ingredient product sales, and hemp/cannabis white label product sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the related industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a material impact on the provision for credit losses. As of March 31, 2023 and December 31, 2022, the Company recorded a provision for credit losses of $551 and $372 respectively.

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

Contingent Consideration - Contingent consideration arising from a business acquisition is included as part of the purchase price and is recorded at fair value as of the acquisition date. Subsequent to the acquisition date, the Company remeasures contingent consideration arrangements at fair value at each reporting period until the contingency is resolved. The changes in fair value are recognized within Other Operating Expenses, Net in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. Changes in fair values reflect new information about the likelihood of the payment of the contingent consideration and the passage of time. See Note 2 for the contingent consideration arising from the acquisition of RX Pharmatech Ltd.

Warrants - The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815) depending on the specific terms of the warrant agreement. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For additional discussion on warrants, see Note 6 and Note 10.

Debt Issued with Detachable Warrants - The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for the issuance of debt with detachable warrants. As described above under the caption “Warrants”, the Company classifies stock warrants as either equity instruments, derivative liabilities, or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with detachable warrants, the proceeds from the issuance of the debt are first allocated to the warrants at their full estimated fair value with a corresponding debt discount. The remaining proceeds, as further reduced by discounts (including those created by the bifurcation of embedded derivatives), is allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument pursuant to ASC 835, Interest (ASC 835).

Embedded Derivatives - The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. The embedded derivatives associated with the Company’s Senior Secured Credit Facility and Subordinated Note are not material.

Debt Issuance Costs and Discounts - Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the term of the related debt. Debt issuance costs and discounts related to the Company’s Senior Secured Credit Facility and Subordinated Note are recorded as a reduction of the carrying value of the related debt and are amortized to Interest expense using the effective interest method over the period from the date of issuance to the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt related charges included in interest expense in the Condensed Consolidated Statements of Cash Flows. Note 7 “Debt” contains additional information on the Company’s debt issuance costs and discounts.

Goodwill - Goodwill represents the excess of cost over the fair value of identifiable net assets of a business acquired and is assigned to one or more reporting units. The Company’s reporting units are the same as its two reportable segments, which is (1) Tobacco, and (2) Hemp/Cannabis. The Company tests its reporting unit’s goodwill for impairment at least annually as of the measurement date year and between annual tests if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount.

During the three-month period ended March 31, 2023, there were no indicators of impairment and accordingly a goodwill impairment test was not performed.

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

In accordance with ASC 450-30, Gain Contingencies, gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when cash is received. Insurance recoveries may be realized earlier than cash receipt if a claim and amount of reimbursement is acknowledged by the insurance company that payment is due and collection is probable.

The Company maintains general liability insurance policies for its facilities. Under the terms of our insurance policies, in the case of loss to a property, the Company follows the guidance in ASC 610-30, Other Income —Gains and Losses on Involuntary Conversions, for the conversion of nonmonetary assets (the properties) to monetary assets (insurance recoveries). Under ASC 610-30, once the recovery is deemed probable the Company recognizes an asset for the insurance recovery receivable in the Condensed Consolidated Balance Sheets, with corresponding income that is offsetting to the casualty losses recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. If the insurance recovery is less than the amount of the casualty charges recognized, the Company will recognize a loss whereas if the insurance recovery is greater than the amount of casualty loss recognized, the Company will only recognize a recovery up to the amount of the casualty loss and will account for the excess as a gain contingency. Business interruption insurance is treated as a gain contingency.

Refer to further discussion of all commitments and contingencies in Note 11.

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

Recent Accounting Pronouncements – Adoption of Accounting Standards Codification Topic 326

The Company adopted ASU 2016-13, or ASC 326 Financial Instruments-Credit Losses, effective January 1, 2023 under a modified retrospective approach. Under the current expected credit losses (“CECL”) model, the Company immediately recognizes an estimate of credit losses expected to occur over the life of the financial asset at the time the financial asset is originated or acquired. Estimated credit losses are determined by taking into consideration historical loss conditions, current conditions and reasonable and supportable forecasts. Changes to the expected lifetime credit losses are recognized each period. The new guidance applies to the Company’s trade receivables and contract asset balances. Due to the nature of business operations and contracts with customers, the Company has historically not experienced significant bad debt expense or write-offs and as a result, the adoption of ASC 326 did not have a material impact to the Company’s Condensed Consolidated Financial Statements. In connection with the adoption of ASC 326, the Company recorded a provision for credit losses of $118 with an offsetting cumulative-effect adjustment to the opening balance of retained earnings as of January 1, 2023.

We consider the applicability and impact of all ASUs. If the ASU is not listed above, it was determined that the ASU was either not applicable or would have an immaterial impact on our financial statements and related disclosures.

NOTE 2. – BUSINESS ACQUISITIONS

RX Pharmaceutical, Ltd.

On January 19, 2023, the Company acquired RX Pharmatech Ltd (“RXP”) a privately held distributor of cannabinoids with 1,276 novel food applications with the U.K. Food Standards Agency (“FSA”). RXP’s products include CBD isolate and numerous variations of finished products like gummies, oils, drops, candies, tinctures, sprays, capsules and others. RXP is included in the Company’s Hemp/cannabis reportable segment.

The initial consideration paid to acquire RXP included $200 in cash and $503 in common stock (consisting of 465,838 unregistered shares of common stock), and an initial estimate of target working capital true-up of $286. The fair value of the Company’s common stock issued as part of the consideration was determined based upon the opening stock price of the Company’s shares as of the acquisition date. Additionally, the contingent consideration in the transaction represents the estimated fair value of the Company’s obligation, under the share purchase agreement, to make additional payments of up to $1,550 over the next three years based on specified conditions being met, which has an initial fair value of contingent consideration of $1,138. The fair value of the aggregate consideration in the transaction is $2,127.

Based on the preliminary purchase price allocation, the assets acquired and liabilities assumed principally comprise $1,744 of intangible assets, and other immaterial working capital items representing a net asset of $93 (net of cash acquired of $290). There was no excess purchase price and therefore no goodwill recorded as part of the business combination. The determination of estimated fair value required management to make significant estimates and assumptions based on information that was available at the time the Condensed Consolidated Financial Statements were prepared.

Intangible assets include the intellectual property associated with the 1,276 novel food applications with the FSA., which is determined to be indefinite lived. The preliminary fair value was determined by utilizing the cost approach, and considered market data to evaluate the replacement cost per application.

The Company utilizes third-party valuation experts to assist in estimating the fair value of the contingent consideration and develops estimates by considering weighted-average probabilities of likely outcomes and discounted cash flow analysis. These estimates require the Company to make various assumptions about forecasted revenues and discount rates, which are unobservable and considered Level 3 inputs in the fair value hierarchy. A change in these inputs to a different amount might result in a significantly higher or lower fair value measurement at the reporting date.

The following table provides quantitative information associated with the initial fair value measurement of the Company’s liabilities for contingent consideration as of January 19, 2023:

	Maximum Payout			Weighted Average
Contingency Type	(undiscounted)	Fair Value	Unobservable Inputs	or Range
Revenue-based payments	$1,550	$1,138	Discount rate	16%
			Projected year(s) of payment	2024-2026

The amounts reported are considered provisional as the Company is finalizing the valuations that are required to allocate the purchase price through the measurement period, which remains open as of March 31, 2023. As a result, the allocation of the provisional purchase price may change in the future, which could be material.

GVB Biopharma

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

The aggregate consideration for the Transaction consisted of (i) the assumption of approximately $4,637 of debt, (ii) the assumption and direct payment of certain third-party transaction costs incurred by GVB in connection with the Transaction totaling approximately $1,753 and (iii) the issuance to GVB of 32,900,000 unregistered shares of common stock of the Company (the “Shares”) with a fair value of $51,653. The fair value of the Company’s common stock issued as part of the consideration was determined based upon the opening stock price of the Company’s shares as of the acquisition date. The Shares were subject to a lock-up and restrictions on transfer for at least six months following closing and thereafter, one-third of the Shares will be released from the lock-up after six months, one-third will be released from the lock-up after nine months and the remainder will be released after one year.

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

The amounts reported are considered provisional as the Company is finalizing the valuations that are required to allocate the purchase price through the measurement period, which remains open as of March 31, 2023, as the final stub period income tax returns have not yet been completed. As a result, the allocation of the provisional purchase price may change in the future, which could be material.

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

Actual and Pro Forma (unaudited) disclosures

For segment reporting purposes, the results of operations and net assets from the RXP and GVB acquisitions have been included in the Company’s Hemp/cannabis reportable segment since the respective acquisition dates. For the three-month period ended March 31, 2023, net revenues related to GVB were $12,874, and net loss was $4,791. The operating results of RXP for the three-month period ended March 31, 2023 were immaterial.

The following unaudited pro forma information presents the consolidated results of operations of the Company and assumes the acquisition occurred on January 1, 2021:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands, except for per-share data)
Revenues, net	$21,962	$16,058
Net loss	$(18,182)	$(7,747)
Net loss per common share - basic and diluted	$(0.08)	$(0.04)
Weighted average common shares outstanding - basic and diluted	215,784	196,057

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

Acquisition costs

During the three-month period ended March 31, 2023, direct costs incurred as a result of the acquisition of RXP were $68 as compared to direct costs incurred as a result of the acquisition of GVB were $52 during the three-month period ended March 31, 2022. Acquisition costs are expensed as incurred and included in Other operating expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 3. – INVENTORIES

Inventories at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Raw materials	$8,133	$8,743
Work in process	1,238	441
Finished goods	1,157	824
	$10,528	$10,008

NOTE 4. – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The change in the carrying amount of goodwill during the three month period ended March 31, 2023 is as follows:

Balance at January 1, 2023	$33,160
Balance at March 31, 2023	$33,160

Other Intangible Assets, Net

Our other intangible assets, net at March 31, 2023 and December 31, 2022 consisted of the following:

	Gross	Accumulated	Net Carrying
March 31, 2023	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$6,690	$(3,821)	$2,869
License Fees	3,876	(1,510)	2,366
Customer relationships	5,800	(259)	5,541
Total amortizing intangible assets	$16,366	$(5,590)	$10,776
Indefinite-lived:
Tradename and trademarks			$3,313
U.K. FSA portfolio			1,744
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$7,609
Total intangible assets, net			$18,385

	Gross	Accumulated	Net Carrying
December 31, 2022	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$6,513	$(3,711)	$2,802
License Fees	3,876	(1,446)	2,430
Customer relationships	5,800	(20)	5,780
Total amortizing intangible assets	$16,189	$(5,177)	$11,012
Indefinite-lived:
Tradename and trademarks			$3,289
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$5,841
Total intangible assets, net			$16,853

See Note 2 “Business Acquisitions” for additional details regarding goodwill and intangible assets acquired as a result of the acquisitions of RXP and GVB, including any measurement period adjustments.

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended
	March 31,
	2023	2022
Cost of goods sold	$4	$3
Sales, general, and administrative	239	—
Research and development	170	158
Total amortization expense	$413	$161

Estimated future intangible asset amortization expense based on the carrying value as of March 31, 2023 is as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
Amortization expense	$1,240	$1,644	$1,502	$1,268	$1,128	$3,994

NOTE 5. – INVESTMENTS & OTHER ASSETS

The total carrying value of the Company’s investments and other assets at March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
Change Agronomy Ltd. ordinary shares	$682	$682
Total investments	$682	$682

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

In accordance with ASU 2019-04, a foreign currency-denominated equity investments that are measured using the measurement alternative are nonmonetary items that should be remeasured using their historical exchange rates. Accordingly, for the three-month periods ended March 31, 2023 and 2022 there is no foreign currency exchange gain or loss recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to the investment in Change Agronomy Ltd.

During the three months ended March 31, 2023 and 2022, respectively, there were no impairment triggering events identified for investments.

Panacea Investment – Promissory Note:

On June 30, 2021, the Company entered into a Promissory Note Exchange Agreement with Panacea and a Securities Exchange Agreement with Panacea, Exactus, Inc. (“Exactus”) (OTCQB:EXDI) and certain other Panacea shareholders. The promissory note was issued in the amount of $4,300 (the “Promissory note receivable”) with a maturity date of June 30, 2026 and a 0% interest rate. The Promissory note receivable is with a related party of Panacea and is fully secured by a first priority lien on Panacea’s headquarters located in Golden, Colorado.

The Promissory note receivable was originally valued at $3,684 ($4,300 face value less $616 discount) and is included within the Condensed Consolidated Balance Sheets as “Other Assets.” Subsequently, on December 31, 2022 the Company and Panacea Life Sciences Holdings, Inc. entered into a settlement agreement in which the Company agreed to a reduction to the face value of the Promissory note receivable of $500, in exchange for resolution to all contractual requirements from the June 30, 2021 Promissory Note Exchange Agreement and Securities Exchange Agreement surrounding the investment and business relationship. Accordingly, the Company recognized extinguishment charge of note receivable of $500 less adjusted discount of $51 during the year-ended December 31, 2022. The Company intends to hold the remaining outstanding Promissory note receivable to maturity and the associated discount will be amortized into interest income over the term of the note.

The following table provides the promissory note receivable balance:

	March 31,	December 31,
	2023	2022
Promissory note receivable	$3,437	$3,410

NOTE 6. – FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

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

The following table presents information about our assets and liabilities measured at fair value as of March 31, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$4,728	$—	$—	$4,728
Restricted cash	7,500	—	—	7,500
Corporate bonds	—	4,353	—	4,353
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total assets	$12,228	$4,353	$682	$17,263
Liabilities
Detachable warrants	$—	$—	$3,666	$3,666
Contingent consideration	—	—	1,160	1,160
Total liabilities	$—	$—	$4,826	$4,826

	Fair Value
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,163	$—	$—	$10,163
Corporate bonds	—	7,031	—	7,031
U.S. treasury securities	—	999	—	999
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total assets	$10,163	$8,030	$682	$18,875

Money market funds

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

The following tables set forth a summary of the Company’s available-for-sale debt securities from amortized cost basis to fair value as of March 31, 2023 and December 31, 2022:

Available for Sale Debt Securities
March 31, 2023
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$4,391	$—	$(38)	$4,353

Available for Sale Debt Securities
December 31, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$7,143	$—	$(112)	$7,031

The following table sets forth a summary of the Company’s available-for-sale securities at amortized cost basis and fair value by contractual maturity as of March 31, 2023 and December 31, 2022:

Available for Sale Debt Securities
	March 31, 2023		December 31, 2022
	Amortized		Amortized
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$4,391	$4,353	$7,143	$7,031

Investment in Change Agronomy

The investment in Change Agronomy Ltd. is in a privately held company and its stock does not have a readily determinable fair value; therefore, the investment is carried at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Contingent Consideration

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the three months ended March 31, 2023:

Fair value measurement at January 1, 2023	$—
Initial measurement (see Note 2)	1,138
Fair value measurement adjustment	22
Fair value measurement at March 31, 2023	$1,160

On January 19, 2023, the Company acquired the assets and liabilities of RXP, a privately-held company based in the U.K. The contingent consideration at March 31, 2023 is the estimated fair value of the Company’s obligations, under the sale and purchase agreement for RXP, to make additional payments if certain revenue goals are met.

As of March 31, 2023, the current portion of contingent consideration liabilities included in Other current liabilities was $566, and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $594.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of March 31, 2023:

	Maximum Payout			Weighted Average
Contingency Type	(undiscounted)	Fair Value	Unobservable Inputs	or Range
Revenue-based payments	$1,550	$1,160	Discount rate	16%
			Projected year(s) of payment	2024-2026

Detachable Warrants

The following table sets forth a summary of the changes in fair value of the Company’s stock warrants (Level 3 asset) for the three-month period ended March 31, 2023:

Fair value measurement at January 1, 2023	$—
Initial measurement	3,527
Fair value measurement adjustment	139
Fair value measurement at March 31, 2023	$3,666

The JGB detachable warrants were valued at the closing dates of the Senior Secured Credit Facility using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.2%
Expected volatility per year	88.1%
Expected dividend yield	—%
Contractual expiration	5.5	years
Exercise price	$1.275
Stock price	$0.91

The Omnia detachable warrants were valued at the closing dates of the Subordinated Note using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.1%
Expected volatility per year	83.8%
Expected dividend yield	—%
Contractual expiration	7.5	years
Exercise price	$0.855
Stock price	$0.91

There were no material changes in assumptions for valuation of the detachable warrants as of March 31, 2023 given the short period of time from issuance. The detachable warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s detachable warrants include the volatility factor. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three month periods ended March 31, 2023 and 2022 respectively, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 7. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of three-year $21,053 debentures (the “Debentures”) and $2,865 subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment.

Long-term debt related to the Senior Secured Credit Facility and Subordinate Note as of March 31, 2023, consists of the following:

March 31,
2023
Senior Secured Credit Facility	$22,105
Subordinated Note	2,925
Unamortized discount on loan and deferred debt issuance costs	(8,613)
Total debt	16,417
Current portion of long-term debt	—
Total long-term debt	$16,417

Debentures

On March 3, 2023, the Company entered into a Securities Purchase Agreement, which pursuant to the agreement, the Company sold 5% original issuance discount senior secured debentures with an aggregate principal amount of $21,053. The Debentures bear interest at a rate of 7% per annum, payable monthly in arrears as of the last trading day of each month and on the maturity date. The Debentures mature on March 3, 2026. At the Company’s election, subject to certain conditions, interest can be paid in cash, shares of the Company’s common stock, or a combination thereof. The Debentures are subject to an exit payment equal to 5% of the original principal amount, or $1,053, payable on the maturity date or the date the Debentures are paid in full (the “Exit Payment”). Any time after, March 3, 2024, the Company may irrevocably elect to redeem all of the then outstanding principal amount of the Debentures for cash in an amount equal to the entire outstanding principal balance, including accrued and unpaid interest, the Exit Payment and a prepayment premium in an amount equal to 3% of the outstanding principal balance as of the prepayment date (collectively, the “Prepayment Amount”). Upon the entry into a definitive agreement that would effect a change in control (as defined in the Debentures) of the Company, the Agent may require the Company to prepay the outstanding principal balance in an amount equal to the Prepayment Amount. Commencing on March 3, 2024, at its option, the holder of a Debenture may require the Company to redeem 2% of the original principal amount of the Debentures per calendar month which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. In connection with the sale of the Debentures, the Company issued warrants to purchase up to 5,000,000 shares of common stock for an exercise price of $1.275 per share (the “JGB Warrants”), which had an initial fair value of $4,561 net of issuance costs of $139 (see Note 6 and Note 10).

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of a default and acceleration of the Company’s obligations, the Company would be required to pay the Prepayment Amount, liquidated damages and other amounts owing in respect thereof through the date of acceleration.

The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, making or holding any investments, repaying outstanding indebtedness, paying dividends or distributions and entering into transactions with affiliates. Substantially all of the company’s assets, including intellectual property, are collateralized and at risk if Debenture obligation is not satisfied. In addition, the Company is required to maintain at least $7,500 on its balance sheet as restricted cash in a separate account and has financial covenants to maintain certain quarterly revenue targets. As of March 31, 2023, the Company was in compliance with these financial covenants.

Subordinated Note

On March 3, 2023, the Company executed a Subordinated Promissory Note (the “Subordinated Note”) with a principal amount of $2,865 in favor of Omnia Ventures, LP (“Omnia”). The Subordinated Note refinanced the 12% Secured Promissory Note with a principal amount of $1,000 dated as of October 29, 2021 payable to Omnia (the “October Note”) and the 12% Secured Promissory Note with a principal amount of $1,500 dated as of January 14, 2022 payable to Omnia (the “January Note”, and together with the October Note, the “Original Notes”), which were assumed by the Company in connection with the acquisition of GVB Biopharma (see Note 8). The accrued PIK interest refinanced from the Original Notes was $365.

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK Interest accrues at a rate of 26.5% per annum, payable monthly. The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The Subordinated Note includes customary event of default provisions. The Subordinated Note is subordinated to the Debenture pursuant to a Subordination Agreement between the Company, the Agent and Omnia.

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 675,000 shares of the Company’s common stock (the “Omnia Warrants”). The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $0.855 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions, as more fully described in the Omnia Warrants.  The Omnia warrants initial fair value was $1,316 (see Note 6 and 10).

Contractual maturities under the Senior Secured Credit Facility and Subordinate Note for the remainder of 2023 and through maturity, excluding any discounts or premiums, as of March 31, 2023 is as follows:

	Remainder of
	2023	2024	2025	2026	2027	Thereafter
Future minimum principal payments	$—	$2,925	$—	$22,105	$—	$—

The fair values of the warrants at issuance of $5,877, together with the Debentures original issuance discount of $1,053, Debentures exit payment of $1,053, and third-party debt issuance costs of $801, are being amortized using the effective interest method over the term of the respective debt instrument, recorded as Interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The components and activity of unamortized discount and deferred debt issuance costs related to the Senior Secured Credit Facility and Subordinated Note is as follows:

Total
Issuance	$(8,784)
Amortization during the period	171
March 31, 2023	$(8,613)

NOTE 8. – NOTES & LOANS PAYABLE

The table below outlines our notes payable balances as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Insurance loans payable	$184	$780
Vehicle loans	130	128
Total current notes and loans payable	$314	$908

Bridge loan	$—	$2,814
Vehicle loans	154	187
Total long-term notes and loans payable	$154	$3,001

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

Vehicle Loans

The Company has various vehicle loans with monthly payments ranging from $0.8 to $2.1, interest rates ranging from 0% to 11%, and maturity dates ranging from May 2024 to September 2026.

Estimated future principal payments to be made under the above notes and loans payable as of March 31, 2023 are as follows:

Remainder of 2023	$271
2024	131
2025	59
2026	7
Total	$468

NOTE 9. – OTHER OPERATING EXPENSES, NET

The components of “Other operating expenses, net” were as follows:

	Three Months Ended
	March 31,
	2023	2022
Grass Valley fire:
Professional services and supplies	$68	$—
Total Grass Valley fire	68	—
Acquisition costs	$68	$52
Needlerock Farms settlement	747	—
Loss on change in warrant liability	139	—
Loss on change in contingent consideration	22	—
Gain on sale or disposal of property, plant and equipment	(146)	—
Total other operating expenses, net	$898	$52

NOTE 10. – CAPITAL RAISE AND WARRANT ACTIVITY

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

JGB Warrants

In connection with the sale of the Debentures, the Company issued the JGB Warrants to purchase up to 5,000,000 shares of common stock for an exercise price of $1.275 per share. The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $1.275 per share, a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. The JGB warrants initial fair value of $4,561 net of issuance costs of $139 (see Note 6), of which half of the warrants meet the criteria for liability classification due to contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $1.00 upon certain conditional events such as change in control or event of default.  Accordingly, half of the warrants are recorded as Other long-term liabilities on the Condensed Consolidated Balance Sheets.  The remainder of the JGB warrants are equity classified and recorded as a component of Capital in excess of par value.

Omnia Warrants

In connection with the Subordinated Note, the Company issued to Omnia, the Omnia Warrants to purchase up to 675,000 shares of the Company’s common stock (the “Omnia Warrants”). The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $0.855 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. The Omnia warrants initial fair value was $1,316 (see Note 6), and meet the criteria for liability classification due to contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $2.00 upon certain conditional events such as change in control or event of default. The Omnia warrants are recorded as Other long-term liabilities on the Condensed Consolidated Balance Sheets.

ATM Offering

During the first quarter of 2023, the Company established an at-the-market common equity offering program (“ATM Program”), through which it may, from time to time, publicly offer and sell shares of common stock having an aggregate gross sales price of up to $50,000. The Company will pay 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold. As of March 31, 2023, the Company has $50,000 of available capacity under the ATM Program.

NOTE 11. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various license, sponsored research, collaboration, and other agreements (the “Agreements”) with various counterparties in connection with the Company’s plant biotechnology business relating to tobacco, hemp/cannabis and hops. The schedule below summarizes the Company’s commitments, both financial and other, associated with each Agreement. Costs incurred under the Agreements are generally recorded as research and development expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2023	2024	2025	2026	2027 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis	Contract fee	$1,955	$2,057	$1,589	$1,302	$328	$7,231	(1)
License Agreement	NCSU	Tobacco	Minimum annual royalty	—	100	100	100	1,000	1,300	(2)
Research Agreement	NCSU	Tobacco	Contract fee	99	—	—	—	—	99	(3)
Sublicense Agreement	Anandia Laboratories, Inc.	Hemp / Cannabis	Annual license fee	10	10	10	100	—	130	(4)
Research Agreement	Cannametrix	Hemp / Cannabis	Contract fee	667	666	—	—	—	1,333	(5)
License Agreement	Cannametrix	Hemp / Cannabis	Minimum annual royalty	—	—	75	100	1,900	2,075	(6)
Growing Agreements	Various	Tobacco	Contract fee	52	—	—	—	—	52	(7)
Consulting Agreements	Various	Various	Contract fee	1,132	746	—	—	—	1,878	(8)
				$3,915	$3,579	$1,774	$1,602	$3,228	$14,098

(1)	Exclusive agreement with the Company in the field of the Cannabis Sativa L. plant. The initial term of the agreement was five years with an option for an additional two years. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first-quarter 2024 to first-quarter 2027, and preserves the Company’s option for an additional 2-year extension, now through first quarter of 2029. On March 30, 2022, the Company and KeyGene entered into a new Framework Collaborative Research Agreement for a term of three years at an aggregate cost of $1,830 in the field related to the hops plant.

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

(2)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.

(3)	On August 19, 2022, the Company entered into a one-year Sponsored Project Agreement with NCSU for continued research of tobacco alkaloid formation.
(4)	The Company is also responsible for the payment of certain costs, including, capitalized patent costs and patent maintenance costs, a running royalty on future net sales of products made from the sublicensed intellectual property, and a sharing of future sublicensing consideration received from sublicensing to third parties in all countries except for Canada. Anandia retains all patent rights, and is responsible for all patent maintenance, in Canada.
(5)	On March 11, 2022, the Company expanded its research agreement with Cannametrix for hemp/cannabis product development, formulation, and validation for a three-year period at an aggregate cost of $2,000.
(6)	The minimum annual royalty fee is credited against running royalties from the sales of goods or services based on Project IP and/or Background IP.
(7)	Various R&D growing agreements for hemp/cannabis and tobacco.
(8)	General corporate consulting agreements.

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

The parties participated in a mediation on March 21, 2023 and reached an initial memorandum of understanding for settlement in principle to resolve the litigation and release all claims against the Company. On April 25, 2023, the parties filed with the Court the Motion for Preliminary Approval of the Settlement, which includes the final terms of the proposed settlement. This motion remains pending, and if preliminarily approved, the Court will then schedule a later hearing to consider the final approval of the settlement to conclude the litigation. The settlement amount that the defendants are expected to pay is $3,000 and is fully covered by the Company’s insurance. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of March 31, 2023.

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

On March 25, 2020, the Court ordered the Broccuto and Wayne cases consolidated and stayed pursuant to a joint stipulation from the parties. On June 27, 2022, the Court ordered that the stay continue until thirty (30) days after the District Court rules on the renewed Motion to Dismiss the Amended Complaint in the Noto Class Action case. As a result of the Court’s denial of the Motion to Dismiss the Amended Complaint, the June 27, 2022 stay will be lifted. No trial date has been set. The parties participated in a mediation on March 21, 2023, which process is continuing.

We believe that the claims are frivolous, meritless and that the Company and the individual defendants have substantial legal and factual defenses to the claims. We intend to vigorously defend the Company and the individual defendants against such claims.

Needle Rock Farms – Settlement Agreement

During March 2023, the Company negotiated and entered into a settlement agreement related to water rights dispute with the adjacent property owner for Needle Rock Farms in which the Company agreed to pay $250 in cash upon execution of the settlement, transferred certain farm equipment with net book value of $272, and accrued an additional payment of $225 that is contingent on either the sale of the farm or will be paid within one year. The total charges of $747 recorded in connection with the settlement agreement is included within Other operating expenses, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 12 – EQUITY- BASED COMPENSATION

On May 20, 2021, the shareholders of 22nd Century Group, Inc. (the “Company”) approved the 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the granting of equity awards to eligible individuals over the life of the 2021 Plan, including the issuance of up to 5,000,000 shares of the Company’s common stock, in addition to any remaining shares under the Company’s 2014 Omnibus Incentive Plan pursuant to awards under the 2021 Plan. The 2021 Plan has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the 2021 Plan and the number of shares of common stock to underlie each such award under the 2021 Plan. As of March 31, 2023, the Company had available 203,691 shares remaining for future awards under the 2021 Plan.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended
	March 31,
	2023	2022
Sales, general, and administrative	$1,124	$1,171
Research and development	51	42
Total RSUs and stock option compensation	$1,175	$1,213

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2023 through March 31, 2023.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
	in thousands	$ per share
Unvested at January 1, 2023	4,033	$2.13
Granted	4,392	0.83
Vested	(1,828)	2.08
Forfeited	(28)	2.42
Unvested at March 31, 2023	6,569	1.27

The fair value of RSUs that vested during the three months ended March 31, 2023 was approximately $1,590 based on the stock price at the time of vesting. As of March 31, 2023, unrecognized compensation expense for RSUs amounted to $6,975 which is expected to be recognized over a weighted average period of approximately 1.7 years. In addition, there is approximately $1,114 of unrecognized compensation expense that requires the achievement of certain milestones which are not yet probable.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during the three months ended March 31, 2023. A summary of the status of stock options activity since January 1, 2023 and at March 31, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
	in thousands	$ per share
Outstanding at January 1, 2023	4,912	$1.65
Expired	(103)	$2.76
Forfeited	(3)	$2.76
Outstanding at March 31, 2023	4,806	$1.65	2.1	years	$—
Exercisable at March 31, 2023	4,706	$1.63	2.0	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of March 31, 2023, there is approximately $190 of unrecognized compensation expense for stock options that requires the achievement of certain milestones which are not yet probable.

NOTE 13. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2023 and 2022, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except for per-share data)
Net loss	$(18,182)	$(8,918)
Weighted average common shares outstanding - basic and diluted	215,784	163,157
Net loss per common share - basic and diluted	$(0.08)	$(0.05)

Anti-dilutive shares are as follows as of March 31:
Warrants	22,748	—
Options	4,806	5,171
Restricted stock units	6,569	4,037
	34,123	9,208

NOTE 14. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is a summary of the components and activity of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of and for the three months ended March 31, 2023 and 2022, respectively:

	Three Months Ended March 31, 2023

	Corporate	Foreign
	securities/	Translation	Pre-tax		Net of
	investments	Adjustment	Amount	Tax	Tax Amount
Balance at January 1, 2023	$(112)	$1	$(111)	$—	$(111)
Unrealized gain on short-term investment securities	61	—	61	—	61
Foreign currency translation	—	(4)	(4)	—	(4)
Reclassification of realized losses to net loss	13	—	13	—	13
Balance at March 31, 2023	$(38)	$(3)	$(41)	$—	$(41)

	Three Months Ended March 31, 2022

	Corporate	Foreign
	securities/	Translation	Pre-tax		Net of
	investments	Adjustment	Amount	Tax	Tax Amount
Balance at January 1, 2022	$(162)	$—	$(162)	$—	$(162)
Unrealized loss on short-term investment securities	(400)	—	(400)	—	(400)
Balance at March 31, 2022	$(562)	$—	$(562)	$—	$(562)

NOTE 15. – REVENUE RECOGNITION

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Tobacco revenue from the sale of the Company’s products, which include excise taxes and shipping and handling charges billed to customers, is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at March 31, 2023 and December 31, 2022. Excise taxes recorded in Cost of Goods Sold on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022 were $2,695 and $2,719, respectively.

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

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by major product line because the Company believes it best depicts the nature, amount, and timing of revenue and cash flows. Revenue recognized from Tobacco products transferred to customers over time represented 66% and 74%, for the three months ended March 31, 2023 and 2022, respectively. There was no revenue recognized from Hemp/cannabis products that were transferred to customers over time for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
	2023	2022
Tobacco	$8,927	$9,045
Hemp/cannabis	13,035	—
Total revenues, net	$21,962	$9,045

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	March 31,
	2023		2022
	Tobacco	Hemp/cannabis	Tobacco	Hemp/cannabis
Customer A	36.15%	*	21.69%	*
Customer B	*	*	10.98%	*
Customer C	27.05%	*	26.66%	*
Customer D	18.51%	*	32.85%	*
Customer E	*	17.75%	*	*
Customer F	*	10.29%	*	*
Customer G	*	*	*	*
All other customers	18.29%	71.96%	7.82%	*

*Less than 10% of product line’s total revenues for the period.

Contract Assets and Liabilities

Unbilled receivables (contract assets) represent revenues recognized for performance obligations that have been satisfied but have not been billed. These receivables are included as Accounts receivable, net on the Condensed Consolidated Balance Sheets. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within credit terms up to 30 days after shipment. Deferred income (contract liabilities) relates to down payments received from customers in advance of satisfying a performance obligation and is included as Deferred income on the Condensed Consolidated Balance Sheets.

Total contract assets and contract liabilities are as follows:

	March 31,	December 31,
	2023	2022
Unbilled receivables	$1,549	$354
Deferred income	(257)	(831)
Net contract assets (liabilities)	$1,292	$(477)

During the three months ended March 31, 2023 and 2022, the Company recognized $802 and $119 of revenue that was included in the contract liability balance as of December 31, 2022 and 2021 respectively.

N

NOTE 16. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents revenues, net by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Tobacco	$8,927	$9,045
Hemp/cannabis	13,035	—
Total revenues, net	$21,962	$9,045

The following table presents income from continuing operations for the Company’s reportable segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Tobacco	$2,904	$959
Hemp/cannabis	6,165	830
Total segment operating loss	9,069	1,789
Unallocated operating expenses	8,754	6,357
Operating loss	17,823	8,146
Unallocated other expense, net	359	772
Loss before income taxes	$18,182	$8,918

The following table presents total assets for the Company’s reportable segments as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Tobacco	$20,459	$15,748
Hemp/cannabis	66,610	65,965
Total reportable segments	87,069	81,713
Unallocated assets	37,069	32,938
Total assets	$124,138	$114,651

The following table presents capital expenditures for the Company’s reportable segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Tobacco	$277	$162
Hemp/cannabis	1,441	-
Total reportable segments	1,718	162
Unallocated expenditures for long-lived tangible assets	192	96
Total expenditures	$1,910	$258

NOTE 17. – SUBSEQUENT EVENTS

On April 4, 2023, a subsidiary of 22nd Century Group, Inc. (the “Company”) entered into a License and Distribution Agreement (the “Agreement”) with Cookies Creative Consulting & Promotions, Inc. (“Cookies”). Pursuant to the Agreement, Cookies granted the Company an exclusive license to manufacture and distribute certain Cookie’s branded hemp-derived hemp/cannabis products to retailers within the United States for a period of three years, with the Company having an option to extend the Agreement for an additional three-year period if certain retailer milestones are met during the initial term.

During the term of the Agreement, the Company will pay Cookies a monthly license fee equal to a percentage of the net profits generated by the Company under the Agreement. In consideration for the exclusivity under the Agreement, the Company agreed to issue Cookies 5,000,000 shares of unregistered common stock of the Company, subject to a lock-up during the first year after the issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as our condensed consolidated financial statements and the accompanying notes included in Item 1 of this Form 10-Q. Note references are to the notes to consolidated financial statements included in Item 1 of this Form 10-Q.

For purposes of this MD&A, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein. In addition, dollars are in thousands, except per share data or unless otherwise specified.

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” in our Annual Report on Form 10-K filed on March 9, 2023. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

Our Business

22nd Century Group, Inc. is a leading biotechnology company focused on utilizing advanced plant technologies to improve health and wellness with reduced nicotine tobacco, hemp/cannabis and hops. We use modern plant breeding technologies, including genetic engineering, gene-editing, and molecular breeding to deliver solutions for the consumer goods and pharmaceutical industries by creating new, proprietary plants with optimized alkaloid and flavonoid profiles as well as improved yields and valuable agronomic traits. Our mission in tobacco products is dedicated to reduce the harms of smoking by commercializing our proprietary, very low nicotine content “VLNC” tobacco plants and cigarette products. We received the first and only Food and Drug Administration (“FDA”) Modified Risk Tobacco Product (“MRTP”) authorization of a combustible cigarette in December 2021. Beginning in April 2022, we launched our proprietary VLN® reduced nicotine cigarettes, first through a pilot program conducted in select Circle K stores in and around Chicago, Illinois. Following our successful pilot program, we initiated an ongoing state-by-state, region-by-region rollout strategy.

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

Recent Business Acquisitions and Other Events

●	On January 19, 2023, we acquired RX Pharmatech Ltd (“RXP”), a privately held leading United Kingdom distributor of cannabinoids with 1,276 novel food applications with the U.K. Food Standards Agency (“FSA”). RXP’s products include CBD isolate and numerous variations of finished products like gummies, oils, drops, candies, tinctures, sprays, capsules and others.
●	On March 3, 2023, the Company announced a $21,053 senior credit facility to fund increased working capital needs related to the significant consumer demand for its VLN® product and GVB business lines.
o	The new three-year credit facility was issued at 5% original issuance discount (OID) and will bear cash interest at a rate of 7% per annum.
●	In Q1 2023, the company launched a new single source, turnkey contract development, manufacturing and distribution service offering (CDMO+D) for the largest consumer brand companies in the hemp/cannabis sector. This new CDMO+D service offering includes ingredient supply, white label manufacturing and retail category management and distribution .
o	On April 4, 2023, we entered into a License and Distribution Agreement (the “Agreement”) with Cookies Creative Consulting & Promotions, Inc. (“Cookies”). Pursuant to the Agreement, Cookies granted the Company an exclusive license to manufacture and distribute certain Cookie’s branded hemp-derived hemp/cannabis products to retailers within the United States for a period of three years, with the Company having an option to extend the Agreement for an additional three-year period if certain retailer milestones are met during the initial term. Refer to Note 2 “Business Acquisitions,” Note 7 “Debt,” and Note 17 “Subsequent Events” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information.

Financial Overview

●	Net revenues for the first quarter of 2023 were $21,962, an increase of 142.8% from $9,045 in 2022.
o	Revenue from tobacco-related products for the first quarter was $8,927 compared to $9,045 in the prior year first quarter reflecting a decrease in unit sales of filtered cigars.
o	Revenue from hemp/cannabis-related products was $13,035, compared to $0 in the prior year first quarter, reflecting the acquisition of GVB. Sequential revenues in the first quarter of 2023 increased by $3,780 compared to the fourth quarter of 2022 due to continued strong demand for bulk ingredients.
●	Gross profit for the first quarter of 2023 was a loss of $1,177 compared to profit of $309 in the prior year period.
o	Gross profit from tobacco-related products was $19, a decrease of $290 compared to the prior year period, reflecting lower margin sales mix in contract manufacturing products and increased excise taxes.
o	Gross profit from hemp/cannabis-related products was a loss of $1,196 compared to $0 in the prior year. Margin declines in the first quarter were primarily due to ongoing impacts of the Grass Valley fire.
●	Total operating expenses for the first quarter of 2023 increased to $16,646 compared to $8,455 in the prior year quarter driven by:
o	Sales, general and administrative expenses increased to $14,231 driven primarily by the acquisition of GVB, higher strategic consulting and marketing, legal, and personnel costs to expand the launch of VLN®.
o	Research and development expenses increased to $1,517, driven by personnel expenses and costs associated with the Company’s hemp/cannabis and hops research programs.
o	Other operating expenses, net was $898, primarily reflecting settlement, acquisition costs and other non-recurring charges.
●	Operating loss for the first quarter 2023 was $17,823, compared to a loss of $8,146 in the prior year period.
●	Net loss in the first quarter of 2023 was $18,182, representing a net loss per share of $0.08 compared with net loss in the first quarter of 2022 of $8,918, representing a net loss per share of $0.05.

●	As of March 31, 2023, we had $16,227 in cash, cash equivalents and short-term investments securities and $7,500 in restricted cash pursuant to the Senior Secured Credit Facility.
●	During the first quarter of 2023, the Company received $5,000 of casualty loss insurance recoveries from the Grass Valley fire with initial business interruption insurance claim proceeds expected to be received during the second quarter of 2023.

Our Financial Results

	Three Months Ended
	March 31	March 31	Change
	2023	2022	$	%
Tobacco revenues, net	$8,927	$9,045	$(118)	(1.3)
Hemp/cannabis revenues, net	13,035	—	13,035	NM
Total revenues, net	21,962	9,045	12,917	142.8
Cost of goods sold	23,139	8,736	14,403	164.9
Gross (loss) profit	(1,177)	309	(1,486)	(480.3)
Gross (loss) profit as a % of revenues, net	(5.4)%	3.4%
Operating expenses:
Sales, general and administrative ("SG&A")	14,231	7,262	6,969	96.0
SG&A as a % of revenues, net	64.8%	80.3%
Research and development ("R&D")	1,517	1,141	376	33.0
R&D as a % of revenues, net	6.9%	12.6%
Other operating expenses, net ("OOE")	898	52	846	NM
Total operating expenses	16,646	8,455	8,191	96.9
Operating loss	(17,823)	(8,146)	(9,677)	118.8
Operating loss as a % of revenues, net	(81.2)%	(90.1)%
Other income (expense):
Unrealized loss on investment	-	(817)	817	NM
Other income, net	5	-	5	NM
Interest income, net	57	50	7	14.0
Interest expense	(421)	(5)	(416)	NM
Total other expense	(359)	(772)	413	(53.5)
Loss before income taxes	(18,182)	(8,918)	(9,264)	103.9
(Benefit) provision for income taxes	-	-	-	-
Net loss	$(18,182)	$(8,918)	(9,264)	103.9
Net loss as a % of revenues, net	(82.8)%	(98.6)%
Net loss per common share (basic and diluted)	$(0.08)	$(0.05)	(0.03)	60.0

NM - calculated change not meaningful

Refer to Note 16, “Segment and Geographic Information,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding operating results for our two operating and reportable segments: (1) Tobacco, (2) Hemp/cannabis.

First Quarter 2023 Compared with First Quarter 2022

Revenue, net

	Three Months Ended
	March 31	March 31	Change
	2023	2022	$	%
Tobacco	$8,927	$9,045	$(118)	(1.3)
Hemp/cannabis	13,035	—	13,035	NM
Total revenues, net	$21,962	$9,045	12,917	142.8

The increase in revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to the increase in hemp/cannabis revenue of $13,035 due to the acquisition of GVB.

o	Tobacco revenue was $8,927, a decrease of 1.3% from the first quarter of 2022, reflecting a planned reallocation in production resources at the Company’s NASCO facilities away from lower margin filtered cigars to higher margin VLN® and conventional cigarette products. First quarter 2023 cartons sold of 1,002 compared to 1,382 in the comparable prior year period.
o	Hemp/cannabis revenue was $13,035, compared to $0 in the prior year first quarter, reflecting the acquisition of GVB and continued sequential quarterly growth in ingredient supply sales. First quarter 2023 bulk ingredient sales volume in kilograms was 68,195 compared to 16,524 in the comparable prior year period (prior to the GVB acquisition that occurred on May 13, 2022), and compared to 39,605 in the fourth quarter of 2022.

Gross (loss) profit

	Three Months Ended
	March 31	March 31	Change
	2023	2022	$
Gross (loss) profit	$(1,177)	$309	(1,486)
Percent of Revenues, net	(5.4)%	3.4%

The decrease in gross profit and gross profit as a percent of revenues, net for the three month period-ended March 31, 2023 as compared to March 31, 2022 is driven by ($290) decline in tobacco gross profit driven mainly by lower volume and product mix and ($1,196) in hemp/cannabis gross profit resulting from reflecting costs associated with buying and selling ingredients while the Company rebuilds its distillate and isolate manufacturing capacity following the November 2022 Grass Valley fire.

o	Initial expected business interruption insurance claims for the first quarter of 2023 to offset margin losses is anticipated to be approximately $2,258, driven by price increases on raw materials as a result of sourcing through third parties as compared to in-house processing. Additional business interruption claim recoveries are expected during the remainder of 2023.

Sales, general and administrative (“SG&A”) expense

	Change 2023 vs 2022
	$	%
Compensation and benefits (a)	$1,100	39.1
Legal	(22)	(3.1)
Strategic consulting (b)	1,742	77.3
Sales and marketing (c)	314	256.8
Other (d)	504	36.9
GVB (e)	3,331	100.0
Net increase in SG&A expenses	$6,969	96.0

(a) Increases in compensation and benefits is mainly attributable to inflationary increases, as well as increases in corporate headcount as our organization continues scaling.

(b) Increase of strategic consulting due to additional business development, recruitment, and investor relations expenses.

(c) Increases due to the ongoing expansion and accelerated launch of VLN®.

(d) Other expenses increased due to $154 of travel and entertainment, $120 of technology expenses, and other $343, offset by a decrease in insurance expenses of $113.

(e) Increased SG&A as a result of the acquisition of GVB on May 13, 2022, including corporate personnel costs and general overhead.

Research and development (“R&D”) expense

	Change 2023 vs 2022
	$	%
Compensation and benefits (a)	$266	227.9
Contract costs	(17)	(2.4)
Consulting and professional services	3	5.5
Other	87	33.9
GVB	37	100.0
Net increase in R&D expenses	$376	33.0

(a) Increased compensation and benefits related to the additional executive and R&D personnel in the current year.

Other operating expenses, net (“OOE”)

	Three Months Ended
	March 31,
	2023	2022
Grass Valley fire:
Professional services and supplies	$68	$—
Total Grass Valley fire	68	—
Acquisition costs	68	52
Needlerock Farms settlement (a)	747	—
Loss on change in warrant liability (b)	139	—
Gain on sale or disposal of property, plant and equipment (c)	(146)	—
Loss on change in contingent consideration	22	—
Total other operating expenses, net	$898	$52

(a)	Expenses associated with non-ordinary course legal matters and corresponding settlement related to water rights dispute for Needle Rock Farms.
(b)	Represents change in fair value of warrant liability resulting from remeasurement as of March 31, 2023.
(c)	Reflects gain on sale resulting from sale of older tobacco manufacturing equipment.

Refer to Note 9, “Other operating expenses, net,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these charges.

Other income (expense)

	Three Months Ended
	March 31	March 31	Change
	2023	2022	$	%
Other income (expense):
Unrealized loss on investment (a)	$-	$(817)	$817	NM
Other income, net	5	-	5	NM
Interest income, net	57	50	7	14.0
Interest expense (b)	(421)	(5)	(416)	NM
Total other expense	$(359)	$(772)	$413	(53.5)

NM - calculated change not meaningful

(a) Unrealized loss on investment includes fair value adjustments for our investment in Panacea Life Sciences Holdings, Inc. (“PLSH”) during the three month-period ended March 31, 2022.  The investment was subsequently liquidated during 2022.

(b) Interest expense increased in 2023, as compared to the prior year period, primarily due to the interest recognized from the Senior Secured Credit Facility and Subordinated Note, as described below under ‘Liquidity and Capital Resources.’

Liquidity and Capital Resources

	March 31	December 31,
	2023	2022
Cash and cash equivalents	$10,952	$3,020
Short-term investment securities	$5,275	$18,193
Restricted cash	$7,500	$—
Working capital	$24,268	$31,587

Working Capital

As of March 31, 2023, we had working capital of $24,268 compared to working capital of $31,587 at December 31, 2022 a decrease of $7,319. This decrease in working capital was primarily due to a $3,467 decrease in net current assets and was offset by an increase in net current liabilities of $3,852. Cash, cash equivalents and short-term investment securities decreased by $4,986 and the remaining net current assets increased by $1,519.

Summary of Cash Flows

	Three Months Ended
	March 31,
	2023	2022
Cash provided by (used in):
Operating activities	$(17,500)	$(7,928)
Investing activities	14,723	8,772
Financing activities	18,209	(596)
Net change in cash, cash equivalents and restricted cash	$15,432	$248

Net cash used in operating activities

Cash used in operating activities increased $9,572 from $7,928 in 2022 to $17,500 in 2023. The primary driver for this increase was higher net loss of $9,264, driven by increased SG&A and R&D both from the acquisition of GVB and acceleration of the launch of VLN®, an increase of $342 related to net adjustments to reconcile net loss to cash, and an increase in cash used for working capital components related to operations in the amount of $650 for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Net cash provided by investing activities

Cash provided by investing activities amounted to $14,723 for the three months ended March 31, 2023, as compared to cash provided by investing activities of $8,772 for the three months ended March 31, 2022. The increase in cash provided by investing activities of $5,951 was the result of (i) $3,500 of property, plant and equipment casualty loss insurance proceeds collected in the current period; (ii) an increase in net proceeds from short-term investments of $3,142; (iii) $682 from the investment in Change Agronomy Ltd. in the prior year period; (iv) $200 of proceeds from the sale of property, plant and equipment; and (v) $90 from the acquisition of RXP. These increased cash inflows were partially offset by increased cash outflow of $1,663 related to the acquisitions of patents, trademarks and property, plant and equipment.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2023, cash provided by financing activities increased by $18,805 resulting from the proceeds of $16,849 from issuance of long-term debt and the proceeds of $6,016 from issuance of detachable warrants. These cash inflows were offset by payments of debt issuance costs of $801, increased note payable payments of $2,916, and taxes paid related to net share settlement of RSUs of $414.

Cash demands on operations

Our principal sources of liquidity are our cash and cash equivalents, short-term investment securities, cash generated from our tobacco contract manufacturing business and hemp/cannabis business and proceeds from debt and equity financing activities. As of March 31, 2023, we had approximately $16,227 of cash and cash equivalents and short-term investments. We also have business interruption coverage, which we continue pursuing in connection with such incident and anticipate initial payments on our claims to commence in the second quarter of 2023.

Our cash, cash equivalents, short-term investment securities, insurance proceeds, and credit facility financing, as well as the sustained tobacco contract manufacturing and hemp/cannabis sales, will provide sufficient resources for estimated contractual commitments, described further in Note 11 to our Condensed Consolidated Financial Statements included herein, and normal cash requirements for operations well beyond the next twelve months. We continue evaluating our capital and financing requirements, as compared with the significant anticipated growth with the accelerated launch and expansion of VLN®, rebuild of GVB’s production capabilities following the Grass Valley fire, and our new CDMO+D contracts, to ensure we meet our success based strategic initiatives.

New Senior Secured Credit Facility

On March 3, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers party thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral, LLC, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 5% Original Issue Discount Senior Secured Debentures (the “Debentures”) with an aggregate principal amount of $21,053 and (ii) warrants to purchase up to 5,000,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), for an exercise price of $1.275 per share, a 50% premium to the VWAP on the closing date (the “JGB Warrants”), for a total purchase price of $20,000.

The Debentures bear interest at a rate of 7% per annum, payable monthly in arrears as of the last trading day of each month and on the maturity date. The Debentures mature on March 3, 2026. At the Company’s election, subject to certain conditions, interest can be paid in cash, shares of the Company’s common stock, or a combination thereof. The Debentures are subject to an exit payment equal to 5% of the original principal amount, or $1,053, payable on the maturity date or the date the Debentures are paid in full (the “Exit Payment”). Any time after, March 3, 2024, the Company may irrevocably elect to redeem all of the then outstanding principal amount of the Debentures for cash in an amount equal to the entire outstanding principal balance, including accrued and unpaid interest, the Exit Payment and a prepayment premium in an amount equal to 3% of the outstanding principal balance as of the prepayment date (collectively, the “Prepayment Amount”). Upon the entry into a definitive agreement that would effect a change in control (as defined in the Debentures) of the Company, the Agent may require the Company to prepay the outstanding principal balance in an amount equal to the Prepayment Amount. Commencing on March 3, 2024, at its option, the holder of a Debenture may require the Company to redeem 2% of the original principal amount of the Debentures per calendar month which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof.

The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $1.275 per share, a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

Omnia Subordinated Note

On March 3, 2023, the Company executed a Subordinated Promissory Note (the “Subordinated Note”) with a principal amount of $2,865 in favor of Omnia Ventures, LP (“Omnia”). The Subordinated Note refinanced the 12% Secured Promissory Note with a principal amount of $1,000 dated as of October 29, 2021 payable to Omnia (the “October Note”) and the 12% Secured Promissory Note with a principal amount of $1,500 dated as of January 14, 2022 payable to Omnia (the “January Note”, and together with the October Note, the “Original Notes”), which were assumed by the Company in connection with the acquisition of GVB Biopharma.

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK Interest accrues at a rate of 26.5% per annum, payable monthly. The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The maturity date of the Subordinated Note is May 1, 2024.

ATM Offering

On March 9, 2023 the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Sales Agent”) under which the Company may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $50,000 from time to time through or to the Sales Agent (the “ATM Offering”). The Company currently intends to use any net proceeds from this ATM Offering for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities, for expansion and acceleration of the launch of the Company’s VLN® reduced nicotine content tobacco cigarettes in additional markets, research and development expenses, procurement and development of additional intellectual property rights and working capital.

Subject to the terms and conditions of the Sales Agreement, each time that the Company wishes to issue and sell shares of common stock, it will notify the Sales Agent and the Sales Agent will use its commercially reasonable efforts, consistent with its sales and trading practices, to solicit offers to purchase the common stock shares under the terms and subject to the conditions set forth in the Sales Agreement.

The Company will pay the Sales Agent 3.00% of the gross proceeds of the sales price per share of common stock sold through the Sales Agent under the Sales Agreement. In addition, the Company will reimburse the Sales Agent for certain fees and disbursements to its legal counsel incurred in connection with entering into the transactions contemplated by the Sales Agreement in an amount not to exceed $75 in the aggregate.

Sales of the Company’s common stock through or to the Sales Agent, if any, will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement and may at any time suspend offers under the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all of the Company’s common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement as permitted therein.

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

Except as described below, there have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

Contingent consideration

Contingent consideration is a financial liability recorded at fair value. The amount of contingent consideration to be paid is based on the occurrence of future events, such as the achievement of certain revenue milestones. Accordingly, the estimate of fair value contains uncertainties as it involves judgment about the likelihood and timing of achieving these milestones as well as the discount rate used. Changes in fair value of the contingent consideration liability result from changes to the assumptions used to estimate the probability of success for each milestone, the anticipated timing of achieving the milestones and the discount period and rate to be applied. A change in any of these assumptions could produce a different fair value, which could have a material impact on the results from operations. The impact of changes in key assumptions are described in Note 6 to the Condensed Consolidated Financial Statements.

Detachable Warrants

Warrants issued pursuant to debt or equity offerings that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities and therefore measured at fair value. The Company uses a Monte Carlo valuation model to estimate fair value at each issuance and period-end date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares and the expected life of the warrants. The impact of changes in key assumptions are described in Note 6 to the Condensed Consolidated Financial Statements.

Impact of Recently Issued Accounting Standards

In the normal course of business, we evaluate all new accounting pronouncements issued by the FASB, SEC, or other authoritative accounting bodies to determine the potential impact they may have on our Condensed Consolidated Financial Statements. See Note 1 “Nature of Business and Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information about these recently issued accounting standards and their potential impact on our financial condition or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

During the three months ended March 31, 2023, the Company's internal controls over financial reporting expanded to include those inherited from the acquisition of GVB and RXP, which are currently under evaluation by management. There were no additional changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023.

Nasdaq may delist our common stock from trading on its exchange which could limit investors’ ability to make transactions in our common stock and subject us to additional trading restrictions.

Our common stock is currently listed on the Nasdaq Capital Market. If Nasdaq delists our common stock from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;
●	reduced liquidity with respect to our securities;
●	a determination that shares of our common stock are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional common stock or obtain additional financing in the future.

On March 31, 2023, the Company received a deficiency letter from the Nasdaq Listing Qualifications Department notifying the Company that, for the last 30 consecutive business days, the closing bid price for the Company’s common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (“Rule 5550(a)(2)”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until September 27, 2023, to regain compliance with Rule 5550(a)(2). If the Company does not regain compliance with Rule 5550(a)(2) by September 27, 2023, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, except for the minimum bid price requirement. In addition, the Company would be required to provide written notice to Nasdaq of its intent to cure the deficiency during the second compliance period. The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the Minimum Bid Price Requirement under the Nasdaq Listing Rules such as a reverse stock split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

RX Pharmaceutical, Ltd.

On January 19, 2023, the Company acquired RX Pharmatech Ltd (“RXP”). The initial consideration paid to acquire RXP included $200 in cash and $503 in common stock (consisting of 465,838 unregistered shares of common stock), and an initial estimate of target working capital true-up of $286. The fair value of the Company’s common stock issued as part of the consideration was determined based upon the opening stock price of the Company’s shares as of the acquisition date.

The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.

JGB Warrants

On March 3, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers party thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral, LLC, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 5% Original Issue Discount Senior Secured Debentures (the “Debentures”) with an aggregate principal amount of $21,052,632 and (ii) warrants to purchase up to 5,000,000 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), for an exercise price of $1.275 per share, a 50% premium to the VWAP on the closing date (the “JGB Warrants”), for a total purchase price of $20,000,000.

The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $1.275 per share, a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.

Omnia Warrants

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

In connection with the Subordinated Note, the Company issued to Omnia, the Omnia Warrants to purchase up to 675,000 shares of the Company’s common stock. The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $0.855 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

The issuance of the warrants was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.

ATM Offering

On March 9, 2023 the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Sales Agent”) under which the Company may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $50,000 from time to time through or to the Sales Agent (the “ATM Offering”). The Company currently intends to use any net proceeds from this ATM Offering for general corporate purposes, including potentially expanding existing businesses, acquiring businesses and investing in other business opportunities, for expansion and acceleration of the launch of the Company’s VLN® reduced nicotine content tobacco cigarettes in additional markets, research and development expenses, procurement and development of additional intellectual property rights and working capital.

Subject to the terms and conditions of the Sales Agreement, each time that the Company wishes to issue and sell shares of common stock, it will notify the Sales Agent and the Sales Agent will use its commercially reasonable efforts, consistent with its sales and trading practices, to solicit offers to purchase the common stock shares under the terms and subject to the conditions set forth in the Sales Agreement.

The Company will pay the Sales Agent 3.00% of the gross proceeds of the sales price per share of common stock sold through the Sales Agent under the Sales Agreement. In addition, the Company will reimburse the Sales Agent for certain fees and disbursements to its legal counsel incurred in connection with entering into the transactions contemplated by the Sales Agreement in an amount not to exceed $75,000 in the aggregate.

Sales of the Company’s common stock through or to the Sales Agent, if any, will be made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company is not obligated to make any sales of its common stock under the Sales Agreement and may at any time suspend offers under the Sales Agreement. The Sales Agreement will terminate upon the earlier of (i) the sale of all of the Company’s common stock subject to the Sales Agreement, or (ii) termination of the Sales Agreement as permitted therein.

The issuance and sale of common stock, if any, by the Company under the Sales Agreement will be made pursuant to the Company’s registration statement on Form S-3(No. 333-270473) which was declared effective by the Securities and Exchange Commission on March 31, 2023 (the “Registration Statement”), and the Company’s prospectus supplement relating to the offering filed therewith that forms part of the Registration Statement.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

Exhibit 10.1

Sales Agreement, dated March 9, 2023, by and between 22nd Century Group, Inc. and Cowen and Company, LLC (incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-3 filed on March 10, 2023)

Exhibit 10.2†	License and Distribution Agreement with Cookies Creative Consulting & Promotions, Inc. dated April 4, 2023

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 9, 2023	/s/ James A. Mish
James A. Mish
Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2023	/s/ R. Hugh Kinsman
R. Hugh Kinsman
Chief Financial Officer
(Principal Accounting and Financial Officer)