Form 10-Q
period 2023-06-30
22nd Century Group, Inc.
filed 2023-08-14
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

Yes  ☐ No  ☒

As of August 3, 2023, there were 21,078,656 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,433	$3,020
Short-term investment securities	—	18,193
Accounts receivable, net	8,736	5,641
Inventories	14,318	10,008
Insurance recoveries	3,000	5,000
Prepaid expenses and other current assets	6,388	2,743
Total current assets	36,875	44,605
Property, plant and equipment, net	14,401	13,093
Operating lease right-of-use assets, net	6,955	2,675
Goodwill	33,360	33,160
Intangible assets, net	21,526	16,853
Investments	682	682
Restricted cash	7,500	—
Other assets	3,681	3,583
Total assets	$124,980	$114,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable - current	$1,988	$908
Current portion of long-term debt	1,960	—
Operating lease obligations	1,082	681
Accounts payable	6,449	4,168
Accrued expenses	6,842	1,428
Accrued payroll	2,426	3,199
Accrued excise taxes and fees	2,704	1,423
Deferred income	214	831
Other current liabilities	1,438	380
Total current liabilities	25,103	13,018
Long-term liabilities:
Notes and loans payable	185	3,001
Operating lease obligations	6,118	2,141
Long-term debt	15,326	—
Other long-term liabilities	5,656	516
Total liabilities	52,388	18,676
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 33,333,334 shares authorized
Capital stock issued and outstanding:
15,926,803 common shares (14,349,275 at December 31, 2022)
Common stock, par value	—	—
Capital in excess of par value	349,206	333,900
Accumulated other comprehensive loss	39	(111)
Accumulated deficit	(276,653)	(237,814)
Total shareholders' equity	72,592	95,975
Total liabilities and shareholders’ equity	$124,980	$114,651

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues, net	$23,427	$14,477	$45,389	$23,521
Cost of goods sold	25,772	13,585	48,911	22,321
Gross (loss) profit	(2,345)	892	(3,522)	1,200
Operating expenses:
Sales, general and administrative	14,540	8,684	28,771	15,946
Research and development	1,793	1,897	3,310	3,036
Other operating expense, net	675	787	1,573	839
Total operating expenses	17,008	11,368	33,654	19,821
Operating loss	(19,353)	(10,476)	(37,176)	(18,621)
Other income (expense):
Unrealized loss on investments	—	(885)	—	(1,702)
Realized loss on short-term investment securities	(28)	(108)	(41)	(108)
Other income, net	16	—	34	—
Interest income, net	65	48	122	98
Interest expense	(1,193)	(77)	(1,614)	(82)
Total other expense	(1,140)	(1,022)	(1,499)	(1,794)
Loss before income taxes	(20,493)	(11,498)	(38,675)	(20,415)
Provision for income taxes	46	—	46	—
Net loss	$(20,539)	$(11,498)	$(38,721)	$(20,415)
Deemed dividend from trigger of anti-dilution provision feature	(367)	—	(367)	—
Net loss available to common shareholders	$(20,906)	$(11,498)	$(39,088)	$(20,415)

Basic and diluted loss per common share	$(1.40)	$(0.95)	$(2.67)	$(1.77)
Weighted average common shares outstanding - basic and diluted	14,900	$12,134	14,644	11,509

Net loss	(20,539)	(11,498)	$(38,721)	$(20,415)
Other comprehensive loss:
Unrealized gain (loss) on short-term investment securities	10	(69)	71	(469)
Foreign currency translation	42	—	38	—
Reclassification of realized losses to net loss	28	108	41	108
Other comprehensive income (loss)	80	39	150	(361)
Comprehensive loss	$(20,459)	$(11,459)	$(38,571)	$(20,776)

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands, except share data)

	Six Months Ended June 30, 2023
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	14,349,275	$—	$333,900	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of 31,607 shares withheld for taxes	90,262	—	(414)	—	—	(414)
Stock issued in connection with acquisition	31,056	—	503	—	—	503
Equity-based compensation	—	—	1,175	—	—	1,175
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Equity detachable warrants	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(18,182)	(18,182)
Balance at March 31, 2023	14,470,593	—	336,741	(41)	(256,114)	80,586
Stock issued in connection with RSU vesting, net of shares withheld for taxes	24,524	—	(5)	—	—	(5)
Stock issued in connection with ATM, net of fees of $178	284,343	—	2,563	—	—	2,563
Stock issued in connection with capital raise, net of issuance costs of $422	747,974	—	4,851	—	—	4,851
Stock issued in connection with licensing arrangement	333,334	—	3,570	—	—	3,570
Equity-based compensation	—	—	1,486	—	—	1,486
Other comprehensive loss	—	—	—	80	—	80
Net loss	—	—	—	—	(20,539)	(20,539)
Fractional shares issued for reverse stock split	66,035	—	—	—	—	—
Balance at June 30, 2023	15,926,803	$—	$349,206	$39	$(276,653)	$72,592

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

	Six Months Ended June 30, 2022
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	10,858,237	$—	$244,249	$(162)	$(178,013)	$66,074
Stock issued in connection with RSU vesting	110,916	—	—	—	—	—
Equity-based compensation	—	—	1,213	—	—	1,213
Other comprehensive income	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(8,918)	(8,918)
Balance at March 31, 2022	10,969,153	—	245,462	(562)	(186,931)	57,969
Stock issued in connection with RSU vesting	5,001	—	—	—	—	—
Stock issued in connection with option exercises	10,001	—	174	—	—	174
Stock issued in connection with acquisition	2,193,334	—	51,653	—	—	51,653
Equity-based compensation	—	—	1,106	—	—	1,106
Other comprehensive income	—	—	—	39	—	39
Net loss	—	—	—	—	(11,498)	(11,498)
Balance at June 30, 2022	13,177,489	$—	$298,395	$(523)	$(198,429)	$99,443

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(38,721)	$(20,415)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	2,093	924
Amortization of right-of-use asset	524	240
Amortization of inventory step-up	—	978
Unrealized loss on investment	—	1,702
Other non-cash gains and losses	18	314
Provision for credit losses	154	—
Loss on the sale of machinery and equipment	75	—
Debt related charges included in interest expense	1,100	—
Equity-based employee compensation expense	2,661	2,319
Gain on change of contingent consideration	(195)	—
Loss on change of warrant liabilities	723	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(3,322)	(1,126)
Inventory	(4,285)	(2,822)
Prepaid expenses and other assets	(2,178)	(1,212)
Accounts payable	2,257	693
Accrued expenses	2,066	59
Accrued payroll	(774)	(1,521)
Accrued excise taxes and fees	1,280	386
Other liabilities	(808)	(271)
Net cash used in operating activities	(37,332)	(19,752)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(398)	(250)
Acquisition of property, plant and equipment	(2,759)	(1,182)
Proceeds from the sale of property, plant and equipment	251	—
Acquisition, net of cash acquired	90	(1,253)
Investment in Change Agronomy Ltd.	—	(682)
Property, plant and equipment insurance proceeds	3,500	—
Sales and maturities of short-term investment securities	21,714	38,880
Purchase of short-term investment securities	(3,475)	(15,787)
Net cash provided by investing activities	18,923	19,726
Cash flows from financing activities:
Payments on note payables	(3,954)	(810)
Proceeds from issuance of notes payable	2,218	1,994
Proceeds from issuance of long-term debt	16,849	—
Payment of debt issuance costs	(801)	—
Proceeds from issuance of detachable warrants	6,016	—
Net proceeds from option exercise	—	174
Proceeds from issuance of common stock related to the ATM	2,741	—
Payment of common stock issuance costs related to the ATM	(178)	—
Proceeds from issuance of common stock	5,273	—
Payment of common stock issuance costs	(422)	—
Taxes paid related to net share settlement of RSUs	(420)	—
Net cash provided by financing activities	27,322	1,358
Net increase in cash, cash equivalents and restricted cash	8,913	1,332
Cash, cash equivalents and restricted cash - beginning of period	3,020	1,336
Cash, cash equivalents and restricted cash - end of period	$11,933	$2,668

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$3,020	$1,336
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$3,020	$1,336

Cash and cash equivalents at end of period	$4,433	$2,668
Restricted cash at end of period	7,500	—
Cash, cash equivalents and restricted cash at end of period	$11,933	$2,668

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$64	$122
Right-of-use assets and corresponding operating lease obligations	$4,803	$—
Non-cash consideration RXP acquisition	$1,926	$—
Non-cash licensing arrangement	$3,500	$—
Deemed dividend from trigger of anti-dilution provision feature	$367	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

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

Liquidity and Capital Resources – These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco and hemp/cannabis businesses. The Company had negative cash flow from operations of $37,332 and $19,752 for the six months ended June 30, 2023 and 2022, respectively, and an accumulated deficit of $276,653 and $237,814 as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company had cash and cash equivalents of $4,433 and restricted cash of $7,500. Given the Company’s projected operating requirements and its existing cash and cash equivalents, there is substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

In response to these conditions, management is currently evaluating different strategies for reducing expenses, as well as pursuing financing strategies which may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as collaborations, strategic alliances, divestment of non-core assets, or licensing arrangements with third parties. However, there can be no assurance that the Company will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms, which may result in the Company being required to delay, reduce the scope of, or eliminate one or more of its product launch and commercialization programs, or reducing or curtailing operations over a longer term.

The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Reclassifications – The Company has revised the presentation and classification of Other operating expenses, net in the Condensed Consolidated Statement of Operations and Comprehensive Loss, as follows:

	Three Months Ended			Six Months Ended
	June 30, 2022			June 30, 2022
	As originally			As originally
	reported	Reclass	Revised	reported	Reclass	Revised
Revenues, net	$14,477	$—	$14,477	$23,521	$—	$23,521
Cost of goods sold	13,585	—	13,585	22,321	—	22,321
Gross profit	892	—	892	1,200	—	1,200
Operating expenses:	—	—	—	—	—	—
Sales, general and administrative	9,471	(787)	8,684	16,785	(839)	15,946
Research and development	1,897	—	1,897	3,036	—	3,036
Other operating expense, net	—	787	787	—	839	839
Total operating expenses	11,368	—	11,368	19,821	—	19,821
Operating loss	$(10,476)	$—	$(10,476)	$(18,621)	$—	$(18,621)

Prior Quarter Adjustment – Included in the results for the six-months ended June 30, 2023, is an adjustment to the valuation of detachable warrants of which related to the three-month period ended March 31, 2023.  The adjustment resulted in a decrease to the total fair value measurement at issuance and corresponding debt discount of $86 and an adjustment related to the allocation of the estimated fair values of the Company’s detachable warrants between those accounted for as liabilities and those classified as equity. These adjustments did not impact the statement of operations or cash flows previously issued. The Company has concluded that the impact of the adjustment to first quarter of 2023 is not material to the trends of the Condensed Consolidated Financial Statements for the periods affected, and to a fair presentation of the Company's financial position, results of operations, and cash flows previously issued. The adjustment is as follows:

	As reported
	March 31, 2023	Adjustment	Revised
Long-term debt	$16,417	$86	$16,503
Other long-term liabilities	$4,736	$687	$5,423
Capital in excess of par value	$337,514	$(773)	$336,741

Reverse Stock Split – On July 5, 2023, the Company effected a 1-for-15 reverse stock split of its common stock in order to regain compliance with Nasdaq's continued listing requirements. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share, which resulted in the issuance of a total of 66,035 shares of common stock to implement the reverse stock split. All share and per share amounts, and exercise prices of stock options, and warrants in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split. Refer to Note 17 “Subsequent Events” for additional information.

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

To determine the provision for credit losses for accounts receivable, including consideration of contract assets or unbilled receivables, the Company has disaggregated its accounts receivable by nature and type of product being sold, as the Company determined that risk profile of its customers is consistent based on the type of product and industry in which they operate. These customer classes include tobacco distributors/wholesalers for its CMO cigarette and filtered cigar tobacco product sales, hemp/cannabis bulk ingredient product sales, and hemp/cannabis white label product sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the related industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a material impact on the provision for credit losses. As of June 30, 2023 and December 31, 2022, the Company recorded a provision for credit losses of $643 and $372 respectively.

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

During the three and six month periods ended June 30, 2023 and 2022, there were no indicators of impairment and accordingly a goodwill impairment test was not performed.

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

Income Taxes - For interim income tax reporting, due to a full valuation allowance on net deferred tax assets, no income tax expense or benefit is recorded unless it is related to certain state, local, or franchise taxes, or an unusual or infrequently occurring item. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

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

RX Pharmatech, Ltd.

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

The initial consideration paid to acquire RXP included $200 in cash and $503 in common stock (consisting of 31,056 unregistered shares of common stock), and an initial estimate of target working capital true-up of $286. The fair value of the Company’s common stock issued as part of the consideration was determined based upon the opening stock price of the Company’s shares as of the acquisition date. Additionally, the contingent consideration in the transaction represents the estimated fair value of the Company’s obligation, under the share purchase agreement, to make additional payments of up to $1,550 over the next three years based on specified conditions being met, which has an initial fair value of contingent consideration of $1,138. The fair value of the aggregate consideration in the transaction is $2,127.

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

Intangible assets include the intellectual property associated with the 1,276 novel food applications with the FSA, which is determined to be indefinite lived. The preliminary fair value was determined by utilizing the cost approach, and considered market data to evaluate the replacement cost per application.

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

The amounts reported are considered provisional as the Company is finalizing the valuations that are required to allocate the purchase price through the measurement period, which remains open as of June 30, 2023. As a result, the allocation of the provisional purchase price may change in the future, which could be material.

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

The aggregate consideration for the Transaction consisted of (i) the assumption of approximately $4,637 of debt, (ii) the assumption and direct payment of certain third-party transaction costs incurred by GVB in connection with the Transaction totaling approximately $1,753 and (iii) the issuance to GVB of 2,193,334 unregistered shares of common stock of the Company (the “Shares”) with a fair value of $51,653. The fair value of the Company’s common stock issued as part of the consideration was determined based upon the opening stock price of the Company’s shares as of the acquisition date. The Shares were subject to a lock-up and restrictions on transfer for at least six months following closing and thereafter, one-third of the Shares will be released from the lock-up after six months, one-third will be released from the lock-up after nine months and the remainder will be released after one year.

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

Following the initial acquisition accounting, the Company recorded final measurement period adjustments, in which the preliminary fair values of the assets acquired and liabilities assumed as of May 13, 2022 were adjusted to reflect the ongoing acquisition valuation analysis procedures of property and equipment, intangible assets, deferred taxes, and working capital adjustments. These adjustments resulted in a combined reduction to goodwill of $10,840. The impact of depreciation and amortization to Operating loss recorded in the third quarter of 2022 as a result of completing valuation procedures for property and equipment and intangible assets, that would have been recorded in the prior period since the date of acquisition was $70.

The following table presents management’s purchase price allocation:

Cash	$456
Accounts receivable	2,944
Inventory	3,551
Other assets	519
Property, plant & equipment	11,189
Operating leases right-of-use assets, net	1,231
Goodwill	33,360
Tradename	4,600
Customer relationships	5,800
Accounts payable and accrued expenses	(2,777)
Other current liabilities	(944)
Lease liabilities	(1,259)
Auto loans	(387)
Deferred tax liability	(627)
Bridge loan	(4,250)
Fair value of net assets acquired	$53,406

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

Actual and Pro Forma (unaudited) disclosures

For segment reporting purposes, the results of operations and net assets from the RXP and GVB acquisitions have been included in the Company’s Hemp/cannabis reportable segment since the respective acquisition dates. For the three- and six-month periods ended June 30, 2023, net revenues related to GVB were $15,206 and $28,079, respectively. For the three- and six-month periods ended June 30, 2023, net loss related to GVB was $5,102 and $9,894, respectively. For the three- and six-month periods ended June 30, 2022 net revenues related to GVB were $4,506 and net loss was $1,474. The operating results of RXP for the three and six month period ended June 30, 2023 were immaterial.

The following unaudited pro forma information presents the consolidated results of operations of the Company and assumes the acquisition occurred on January 1, 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except for per-share data)
Revenues, net	$23,427	$18,122	$45,389	$34,180
Net loss	$(20,539)	$(11,831)	$(38,721)	$(19,578)
Basic and diluted loss per common share	$(1.38)	$(0.90)	$(2.64)	$(1.49)
Weighted average common shares outstanding - basic and diluted	14,900	13,170	14,644	13,121

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

Acquisition costs

During the three and six-month periods ended June 30, 2023, direct costs incurred as a result of the acquisition of RXP were $62 and $130, respectively, compared to direct costs incurred as a result of the acquisition of GVB of $839 during the six-month period ended June 30, 2022. Acquisition costs are expensed as incurred and included in Other operating expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 3. – INVENTORIES

Inventories at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Raw materials	$9,504	$8,743
Work in process	1,760	441
Finished goods	3,054	824
	$14,318	$10,008

NOTE 4. – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The change in the carrying amount of goodwill during the six-month period ended June 30, 2023 is as follows:

Balance at January 1, 2023	$33,160
Measurement period adjustments	200
Balance at June 30, 2023	$33,360

Other Intangible Assets, Net

Our other intangible assets, net at June 30, 2023 and December 31, 2022 consisted of the following:

	Gross	Accumulated	Net Carrying
June 30, 2023	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$6,845	$(3,937)	$2,908
License fees	7,521	(1,876)	5,645
Customer relationships	5,800	(498)	5,302
Total amortizing intangible assets	$20,166	$(6,311)	$13,855
Indefinite-lived:
Tradename and trademarks			$3,343
U.K. FSA portfolio[1]			1,776
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$7,671
Total intangible assets, net			$21,526
[1] includes foreign exchange fluctuation, which for the three and six month period ended June 30, 2023 was not material

	Gross	Accumulated	Net Carrying
December 31, 2022	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$6,513	$(3,711)	$2,802
License fees	3,876	(1,446)	2,430
Customer relationships	5,800	(20)	5,780
Total amortizing intangible assets	$16,189	$(5,177)	$11,012
Indefinite-lived:
Tradename and trademarks			$3,289
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$5,841
Total intangible assets, net			$16,853

See Note 2 “Business Acquisitions” for additional details regarding goodwill and intangible assets acquired as a result of the acquisitions of RXP and GVB, including any measurement period adjustments.

When acquiring certain assets, the Company assesses whether the acquired assets are a result of a business combination or a purchase of an asset. During the three- and six-month periods ended June 30, 2023, the Company acquired a set of similar identifiable intangible assets relating to a license to manufacture and distribute Cookies branded hemp-derived hemp/cannabis products to retailers within the United States. The Company purchased the license for 333,334 shares of common stock and capitalized $75 of costs associated with acquiring the license as an intangible asset. The resulting intangible asset of $3,645 is being amortized over 3 years.

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Cost of goods sold	$3	$3	$6	$5
Sales, general, and administrative	542	—	782	—
Research and development	176	160	346	319
Total amortization expense	$721	$163	$1,134	$324

Estimated future intangible asset amortization expense based on the carrying value as of June 30, 2023 is as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
Amortization expense	$1,445	$2,879	$2,738	$1,592	$1,146	$4,055

NOTE 5. – INVESTMENTS & OTHER ASSETS

The total carrying value of the Company’s investments at June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
Change Agronomy Ltd. ordinary shares	$682	$682
Total investments	$682	$682

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

In accordance with ASU 2019-04, a foreign currency-denominated equity investments that are measured using the measurement alternative are nonmonetary items that should be remeasured using their historical exchange rates. Accordingly, for the three and six-month periods ended June 30, 2023 and 2022 there is no foreign currency exchange gain or loss recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to the investment in Change Agronomy Ltd.

During the three and six months ended June 30, 2023 and 2022, respectively, there were no impairment triggering events identified for investments.

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

The following table provides the promissory note receivable balance:

	June 30,	December 31,
	2023	2022
Promissory note receivable	$3,463	$3,410

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

The following table presents information about our assets and liabilities measured at fair value as of June 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$2,622	$—	$—	$2,622
Restricted cash	7,500	—	—	7,500
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total assets	$10,122	$—	$682	$10,804
Liabilities
Detachable warrants	$—	$—	$4,937	$4,937
Contingent consideration	—	—	943	943
Total liabilities	$—	$—	$5,880	$5,880

	Fair Value
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,163	$—	$—	$10,163
Corporate bonds	—	7,031	—	7,031
U.S. treasury securities	—	999	—	999
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total assets	$10,163	$8,030	$682	$18,875

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

The following tables set forth a summary of the Company’s available-for-sale debt securities from amortized cost basis to fair value as of December 31, 2022:

Available for Sale Debt Securities
December 31, 2022
	Amortized	Gross	Gross
	Cost	Unrealized	Unrealized	Fair
	Basis	Gains	Losses	Value
Corporate bonds	$7,143	$—	$(112)	$7,031

The following table sets forth a summary of the Company’s available-for-sale securities at amortized cost basis and fair value by contractual maturity as of December 31, 2022:

	December 31, 2022
	Amortized
	Cost Basis	Fair Value
Due in one year or less	$7,143	$7,031

Investment in Change Agronomy

The investment in Change Agronomy Ltd. is in a privately held company and its stock does not have a readily determinable fair value; therefore, the investment is carried at cost less impairment, adjusted for observable price changes in orderly transactions for an identical or similar investment of the same issuer.

Contingent Consideration

On January 19, 2023, the Company acquired the assets and liabilities of RXP, a privately-held company based in the U.K. The contingent consideration at June 30, 2023 is the estimated fair value of the Company’s obligations, under the sale and purchase agreement for RXP, to make additional payments if certain revenue goals are met.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the six months ended June 30, 2023:

Fair value measurement at January 1, 2023	$—
Initial measurement (see Note 2)	1,138
Fair value measurement adjustment	22
Fair value measurement at March 31, 2023	$1,160
Fair value measurement adjustment	(217)
Fair value measurement at June 30, 2023	$943

As of June 30, 2023, the current portion of contingent consideration liabilities included in Other current liabilities was $604, and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $339.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of June 30, 2023:

	Maximum Payout			Weighted Average
Contingency Type	(undiscounted)	Fair Value	Unobservable Inputs	or Range
Revenue-based payments	$1,550	$943	Discount rate	14%
			Projected year(s) of payment	2024-2026

Detachable Warrants

The following table sets forth a summary of the changes in fair value of the Company’s stock warrants accounted for as liabilities (Level 3 asset) for the period ended June 30, 2023:

Fair value measurement at January 1, 2023	$—
Initial measurement (see Note 1 and 10)	4,214
Fair value measurement adjustment	139
Fair value measurement at March 31, 2023	$4,353
Fair value measurement adjustment	584
Fair value measurement at June 30, 2023	$4,937

The detachable warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s detachable warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement.

The JGB detachable warrants were measured at June 30, 2023 using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.1%
Expected volatility per year	88.3%
Expected dividend yield	—%
Contractual expiration	5.2	years
Exercise price	$12.828
Stock price	$5.74

The Omnia detachable warrants were measured at June 30, 2023 using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.0%
Expected volatility per year	83.7%
Expected dividend yield	—%
Contractual expiration	7.2	years
Exercise price	$12.828
Stock price	$5.74

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six month periods ended June 30, 2023 and 2022 respectively, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 7. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of three-year $21,053 debentures (the “Debentures”) and $2,865 subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment.

Long-term debt related to the Senior Secured Credit Facility and Subordinate Note as of June 30, 2023, consists of the following:

June 30,
2023
Senior Secured Credit Facility	$22,105
Subordinated Note	3,114
Unamortized discount on loan and deferred debt issuance costs	(7,933)
Total debt	17,286
Current portion of long-term debt	(1,960)
Total long-term debt	$15,326

Debentures

On March 3, 2023, the Company entered into a Securities Purchase Agreement, which pursuant to the agreement, the Company sold 5% original issuance discount senior secured debentures with an aggregate principal amount of $21,053. The Debentures bear interest at a rate of 7% per annum, payable monthly in arrears as of the last trading day of each month and on the maturity date. The Debentures mature on March 3, 2026. At the Company’s election, subject to certain conditions, interest can be paid in cash, shares of the Company’s common stock, or a combination thereof. The Debentures are subject to an exit payment equal to 5% of the original principal amount, or $1,053, payable on the maturity date or the date the Debentures are paid in full (the “Exit Payment”). Any time after, March 3, 2024, the Company may irrevocably elect to redeem all of the then outstanding principal amount of the Debentures for cash in an amount equal to the entire outstanding principal balance, including accrued and unpaid interest, the Exit Payment and a prepayment premium in an amount equal to 3% of the outstanding principal balance as of the prepayment date (collectively, the “Prepayment Amount”). Upon the entry into a definitive agreement that would effect a change in control (as defined in the Debentures) of the Company, the Agent may require the Company to prepay the outstanding principal balance in an amount equal to the Prepayment Amount. Commencing on March 3, 2024, at its option, the holder of a Debenture may require the Company to redeem 2% of the original principal amount of the Debentures per calendar month which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. In connection with the sale of the Debentures, the Company issued warrants to purchase up to 333,334 shares of common stock for an exercise price of $19.125 per share (the “JGB Warrants”), which had an initial fair value of $4,475 net of issuance costs of $139 (see Note 6 and Note 10). On June 22, 2023, as a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 333,334 shares of the Company’s common stock for an exercise price of $19.125 per share were automatically adjusted to be $12.828 exercise price for up to 496,960 shares of common stock. There are no further anti-dilution adjustments on such warrants.

The Company’s obligations under the Debentures can be accelerated upon the occurrence of certain customary events of default. In the event of a default and acceleration of the Company’s obligations, the Company would be required to pay the Prepayment Amount, liquidated damages and other amounts owing in respect thereof through the date of acceleration.

The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, making or holding any investments, repaying outstanding indebtedness, paying dividends or distributions and entering into transactions with affiliates. Substantially all of the company’s assets, including intellectual property, are collateralized and at risk if Debenture obligation is not satisfied. In addition, the Company is required to maintain at least $7,500 on its balance sheet as restricted cash in a separate account and has financial covenants to maintain certain quarterly revenue targets. As of June 30, 2023, the Company was in compliance with these financial covenants.

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

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK interest accrues monthly at a compounding rate of 26.5% per annum. For the three and six months ended June 30, 2023 the PIK interest accrual amounts were $189 and $249, respectively. The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The maturity date of the Subordinated Note is May 1, 2024. The Subordinated Note includes customary event of default provisions. The Subordinated Note is subordinated to the Debenture pursuant to a Subordination Agreement between the Company, the Agent and Omnia.

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 45,000 shares of the Company’s common stock (the “Omnia Warrants”). The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $12.828 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions, as more fully described in the Omnia Warrants.  The Omnia warrants initial fair value was $1,316 (see Note 6 and 10).

Contractual maturities under the Senior Secured Credit Facility and Subordinate Note for the remainder of 2023 and through maturity, excluding any discounts or premiums, as of June 30, 2023 is as follows:

	Remainder of
	2023	2024	2025	2026	2027	Thereafter
Future minimum principal payments	$—	$1,960	$—	$15,326	$—	$—

The fair values of the warrants at issuance of $5,791, together with the Debentures original issuance discount of $1,053, Debentures exit payment of $1,053, and third-party debt issuance costs of $801, are being amortized using the effective interest method over the term of the respective debt instrument, recorded as Interest expense in the Condensed Consolidated Statement of Operations and Comprehensive Loss. The components and activity of unamortized discount and deferred debt issuance costs related to the Senior Secured Credit Facility and Subordinated Note is as follows:

Total
Issuance	$(8,698)
Amortization during the period	171
March 31, 2023	$(8,527)
Amortization during the period	594
June 30, 2023	$(7,933)

NOTE 8. – NOTES & LOANS PAYABLE

The table below outlines our notes payable balances as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Insurance loans payable	$1,857	$780
Vehicle loans	131	128
Total current notes and loans payable	$1,988	$908

Bridge loan	$—	$2,814
Vehicle loans	185	187
Total long-term notes and loans payable	$185	$3,001

Insurance loans payable

During the second quarter of 2023, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $1,626. The Company paid $285 as a premium down payment and financed the remaining $1,341 of policy premiums over ten months at a 7.88% annual percentage rate.

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

The Company also has other insurance loans payables related to pollution, property, and general liability across the Company.

GVB Bridge Note

In connection with the acquisition of GVB in May 2022 (see Note 2), the Company assumed the outstanding principal balance of 12% secured promissory note in the principal amount of $4,250 (“GVB Bridge Note”). On October 31, 2022, the Company repaid $1,899 (outstanding principal of $1,750 and accrued interest of $149). The remaining outstanding principal of $2,500 and accrued interest of $314 was refinanced on March 3, 2023 and has a maturity date of May 1, 2024 (see Note 7).

Vehicle Loans

The Company has various vehicle loans with monthly payments ranging from $0.8 to $2.1, interest rates ranging from 0% to 11%, and maturity dates ranging from May 2024 to September 2026.

Estimated future principal payments to be made under the above notes and loans payable as of June 30, 2023 are as follows:

Remainder of 2023	$1,403
2024	644
2025	68
2026	20
2027	15
Thereafter	23
Total	$2,173

NOTE 9. – OTHER OPERATING EXPENSES, NET

The components of “Other operating expenses, net” were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Grass Valley fire:
Professional services	$256	$-	$324	$-
Total Grass Valley fire	256	-	324	-
Acquisition and transaction costs	$70	$787	$139	$839
Needlerock Farms settlement (See Note 11)	10	—	756	—
Loss on change in warrant liability (See Note 6)	584	—	723	—
Gain on change in contingent consideration (See Note 6)	(217)	—	(195)	—
Gain on sale or disposal of property, plant and equipment	(28)	—	(174)	—
Total other operating expenses, net	$675	$787	$1,573	$839

In November 2022, there was a fire at our Grass Valley manufacturing facility in Oregon, which manufactures bulk ingredients, primarily CBD isolate and distillate. The Company has continuous expenses related to consulting, legal and demolition at this facility.

NOTE 10. – CAPITAL RAISE AND WARRANT ACTIVITY

2022 Registered Direct Offering & Warrant Repricing

On July 21, 2022, the Company and certain institutional investors (the “July 2022 Investors”) entered into a securities purchase agreement (the “July 2022 Securities Purchase Agreement”) relating to the issuance and sale of shares of common stock pursuant to a registered direct offering (the “July 2022 Registered Offering” and, together with the July 2022 Private Placement (as defined below), the “July 2022 Offerings”). The July 2022 Investors purchased approximately $35,000 of shares, consisting of an aggregate of 1,138,221 shares of common stock at a purchase price of $30.75 per share, subject to certain restrictions. The net proceeds to the Company from the July 2022 Offerings, after deducting the fees and the Company’s offering expenses, were $32,484.

Pursuant to the July 2022 Securities Purchase Agreement, in a concurrent private placement, the Company issued and sold to the July 2022 Investors warrants (the “July 2022 Warrants”) to purchase up to 1,138,221 shares of common stock (the “July 2022 Private Placement”). The July 2022 Warrants are exercisable immediately upon issuance at an exercise price of $30.75 per share of common stock, subject to adjustment in certain circumstances, and expire on July 25, 2027.

As a result of the June 19, 2023 offering described below, the July 2022 Investors and the Company entered a warrant reprice letter (the “Warrant Repricing”) and agreed to reduce the exercise price on the previously issued 747,974 warrants owned by the investors participating in the June 19, 2023 offering from $30.75 to $7.05 and to add a provision in the warrants that upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, such exercise price shall be lowered to such price at which the shares were offered. The Warrant Repricing is accounted for as a modification of a freestanding equity-classified written call option, and therefore resulted in an immediate and incremental increase of approximately $2,025 in the estimated fair value of the related 747,974 warrants, recorded as a component of Capital in excess of par value, with an offsetting equal amount recorded as equity issuance costs .

As a result of subsequent offerings, the exercise price on 747,974 warrants was automatically adjusted to $2.42 per share. See “Subsequent Events.”

The remaining 390,247 previously issued warrants were not repriced and remain at an exercise price of $30.75 on their original terms.

June 19, 2023 Registered Direct Offering

On June 19, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of approximately $5,300 of shares and warrants, consisting of an aggregate of 747,974 shares of common stock and 747,974 warrants to purchase an equal number of shares, at a purchase price of $7.05 per unit.  The net proceeds to the Company from the offering were approximately $4,800.

The warrants were exercisable immediately upon issuance at an exercise price of $7.05 per share of common stock, expire on June 22, 2028 and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, then such exercise price shall be lowered to such price at which the shares were offered.

As a result of the offerings completed in July 2023, the exercise price on the 747,974 warrants was automatically adjusted to $2.42 per share. See “Subsequent Events.”

March 2023 JGB Warrants

In connection with the sale of the Debentures, the Company issued the JGB Warrants to purchase up to 333,334 shares of common stock for an exercise price of $19.125 per share. The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $19.125 per share, determined as a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. The JGB warrants initial fair value of $4,475 net of issuance costs of $139 (see Note 6), of which half of the warrants meet the criteria for liability classification due to contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $15.00 upon certain conditional events such as change in control or event of default. Accordingly, half of the warrants are classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets. The remainder of the JGB warrants are equity classified and recorded as a component of Capital in excess of par value.

As a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 333,334 shares of the Company’s common stock for an exercise price of $19.125 per share were automatically adjusted to be $12.828 exercise price for up to 496,960 shares of common stock. As a result of the anti-dilution provision being triggered, the Company recognized a non-cash deemed dividend of $367 in connection with these adjustments, recorded on the Condensed Consolidated Statement of Operations and Comprehensive Loss and within Capital in excess of par value (as the Company has an accumulated deficit and therefore the deemed dividend is treated as paid out of Capital in excess of par value). There are no further anti-dilution adjustments on such warrants.

The JGB detachable warrants were valued at the closing dates of the Senior Secured Credit Facility using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.2%
Expected volatility per year	88.1%
Expected dividend yield	—%
Contractual expiration	5.5	years
Exercise price	$19.125
Stock price	$13.65

March 2023 Omnia Warrants

In connection with the Subordinated Note, the Company issued to Omnia, the Omnia Warrants to purchase up to 45,000 shares of the Company’s common stock (the “Omnia Warrants”). The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $12.828 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. The Omnia warrants initial fair value was $1,316 (see Note 6), and meet the criteria for liability classification due to contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $30.00 upon certain conditional events such as change in control or event of default. The Omnia warrants are classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets.

The Omnia detachable warrants were valued at the closing dates of the Subordinated Note using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.1%
Expected volatility per year	83.8%
Expected dividend yield	—%
Contractual expiration	7.5	years
Exercise price	$12.828
Stock price	$13.65

ATM Offering

On March 31, 2023, the Company established an at-the-market common equity offering program (“ATM Program”), through which it may, through which it had the ability to offer and sell shares of common stock having an aggregate gross sales price of up to $50,000. The Company paid a 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold. On June 19, 2023, the Company terminated the ATM Program in connection with the June 2023 Capital Raise. The following table shows the number of shares sold under the ATM Program prior to its termination:

Three Months Ended
June 30,
(in thousands, except for per-share data)	2023
Number of common shares issued	284
Weighted average sale price per share	$9.65
Gross proceeds	$2,741
Net proceeds	$2,563

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

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2023	2024	2025	2026	2027 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis	Contract fee	$1,824	$2,081	$1,589	$1,302	$328	$7,124	(1)
License Agreement	NCSU	Tobacco	Minimum annual royalty	—	100	100	100	1,000	1,300	(2)
Research Agreement	NCSU	Tobacco	Contract fee	15	—	—	—	—	15	(3)
Sublicense Agreement	Anandia Laboratories, Inc.	Hemp / Cannabis	Annual license fee	10	10	10	10	90	130	(4)
Research Agreement	Cannametrix	Hemp / Cannabis	Contract fee	—	666	—	—	—	666	(5)
License Agreement	Cannametrix	Hemp / Cannabis	Minimum annual royalty	—	—	75	100	1,900	2,075	(6)
Growing Agreements	Various	Tobacco	Contract fee	187	68	—	—	—	255	(7)
Consulting Agreements	Various	Various	Contract fee	661	186	—	—	—	847	(8)
				$2,697	$3,111	$1,774	$1,512	$3,318	$12,412

(1)	Exclusive agreement with the Company in the field of the Cannabis Sativa L. plant. The initial term of the agreement was five years with an option for an additional two years. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first-quarter 2024 to first-quarter 2027, and preserves the Company’s option for an additional 2-year extension, now through first quarter of 2029. On March 30, 2022, the Company and KeyGene entered into a new Framework Collaborative Research Agreement for a term of three years at an aggregate cost of $1,830 in the field related to the hops plant.

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

The parties participated in a mediation on March 21, 2023 and reached an initial memorandum of understanding for settlement in principle to resolve the litigation and release all claims against the Company. On April 25, 2023, the parties filed with the Court the Motion for Preliminary Approval of the Settlement, which includes the final terms of the proposed settlement. The Court preliminarily approved the settlement on June 30, 2023, and scheduled a further settlement hearing for October 3, 2023. The settlement amount that the defendants are expected to pay is $3,000 and is fully covered by the Company’s insurance. The Company's insurance company funded the settlement payment in late July 2023. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of June 30, 2023.

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

NOTE 12 – EQUITY- BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. The 2021 Omnibus Incentive Plan was amended on June 16, 2023, increasing the authorized shares by 233,334. As of June 30, 2023, the Company had available 268,816 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales, general, and administrative	$1,419	$1,059	$2,544	$2,230
Research and development	67	47	117	89
Total RSUs and stock option compensation	$1,486	$1,106	$2,661	$2,319

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2023 through June 30, 2023.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
	in thousands	$ per share
Unvested at January 1, 2023	269	$31.88
Granted	293	12.44
Vested	(122)	31.16
Forfeited	(2)	36.35
Unvested at March 31, 2023	438	19.06
Vested	(25)	22.47
Forfeited	(22)	17.77
Unvested at June 30, 2023	391	18.92

The fair value of RSUs that vested during the six months ended June 30, 2023 was approximately $1,838 based on the stock price at the time of vesting. As of June 30, 2023, unrecognized compensation expense for RSUs amounted to $3,986 which is expected to be recognized over a weighted average period of approximately 1.4 years. In addition, there is approximately $1,114 of unrecognized compensation expense that requires the achievement of certain milestones which are not yet probable.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during the six months ended June 30, 2023. A summary of the status of stock options activity since January 1, 2023 and at June 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
	in thousands	$ per share
Outstanding at January 1, 2023	327	$24.82
Expired	(7)	$41.40
Outstanding at March 31, 2023	320	$24.74	2.1	years	$—
Outstanding at June 30, 2023	320	$24.74	1.8	years	$—
Exercisable at June 30, 2023	314	$24.44	1.7	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of June 30, 2023, there is approximately $190 of unrecognized compensation expense for stock options that requires the achievement of certain milestones which are not yet probable.

NOTE 13. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2023 and 2022, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

	(in thousands, except for per-share data)
Net loss	$(20,539)	$(11,498)	$(38,721)	$(20,415)
Deemed dividend from trigger of anti-dilution provision feature	(367)	—	(367)	—
Net loss available to common shareholders	$(20,906)	$(11,498)	$(39,088)	$(20,415)
Weighted average common shares outstanding - basic and diluted	14,900	12,134	14,644	11,509
Basic and diluted loss per common share	$(1.40)	$(0.95)	$(2.67)	$(1.77)

Anti-dilutive shares are as follows as of June 30:
Warrants	2,428	—	2,428	—
Options	320	327	320	327
Restricted stock units	391	256	391	256
	3,139	583	3,139	583

NOTE 14. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is a summary of the components and activity of Accumulated Other Comprehensive Income (Loss) (“AOCI”) as of and for the six months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023

	Corporate	Foreign
	securities/	Translation	Pre-tax		Net of
	investments	Adjustment	Amount	Tax	Tax Amount
Balance at January 1, 2023	$(112)	$1	$(111)	$—	$(111)
Unrealized gain on short-term investment securities	61	—	61	—	61
Foreign currency translation	—	(4)	(4)	—	(4)
Reclassification of realized losses to net loss	13	—	13	—	13
Balance at March 31, 2023	$(38)	$(3)	$(41)	$—	$(41)
Unrealized loss on short-term investment securities	10	—	10	—	10
Foreign currency translation	—	42	42	—	42
Reclassification of realized losses to net loss	28	—	28	—	28
Balance at June 30, 2023	$(0)	$39	$39	$—	$39

	Three Months Ended June 30, 2022

	Corporate	Foreign
	securities/	Translation	Pre-tax		Net of
	investments	Adjustment	Amount	Tax	Tax Amount
Balance at January 1, 2022	$(162)	$—	$(162)	$—	$(162)
Unrealized loss on short-term investment securities	(400)	—	(400)	—	(400)
Balance at March 31, 2022	$(562)	$—	$(562)	$—	$(562)
Unrealized loss on short-term investment securities	(69)	—	(69)	—	(69)
Foreign currency translation	—	—	—	—	—
Reclassification of realized losses to net loss	108	—	108	—	108
Balance at June 30, 2022	$(523)	$—	$(523)	$—	$(523)

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Tobacco revenue from the sale of the Company’s products, which include excise taxes and shipping and handling charges billed to customers, is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at June 30, 2023 and December 31, 2022. Excise taxes recorded in Cost of Goods Sold on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended June 30, 2023 and 2022 were $2,740 and $2,834, respectively. Excise taxes for the six months ended June 30, 2023 and 2022 were $5,435 and $5,552, respectively.

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

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by major product line because the Company believes it best depicts the nature, amount, and timing of revenue and cash flows. Revenue recognized from Tobacco products transferred to customers over time represented 67% and 66%, respectively, of total Tobacco revenue for the three and six months ended June 30, 2023, compared to 72% and 73%, respectively, for the three and six months ended June 30, 2022. There was no revenue recognized from hemp/cannabis products that were transferred to customers over time for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Tobacco	$8,050	$9,971	$16,977	$19,015
Hemp/cannabis	15,377	4,506	28,412	4,506
Total revenues, net	$23,427	$14,477	$45,389	$23,521

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	June 30,
	2023		2022
	Tobacco	Hemp/cannabis	Tobacco	Hemp/cannabis
Customer A	29.20%	*	23.44%	*
Customer B	28.05%	*	23.12%	*
Customer C	14.00%	*	10.80%	*
Customer D	*	*	18.36%	*
Customer E	*	*	12.32%	*
Customer F	*	16.00%	*	29.15%
Customer G	*	*	*	11.04%
All other customers	28.75%	84.00%	11.96%	59.81%

*Less than 10% of product line’s total revenues for the period.

	Six Months Ended
	June 30,
	2023		2022
	Tobacco	Hemp/cannabis	Tobacco	Hemp/cannabis
Customer A	29.33%	*	22.61%	*
Customer B	27.43%	*	25.44%	*
Customer C	*	*	11.17%	*
Customer D	*	*	19.09%	*
Customer E	*	*	11.68%	*
Customer F	*	16.72%	*	29.15%
Customer G	*	*	*	11.04%
All other customers	43.24%	83.28%	10.01%	59.81%

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

Total contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2023	2022
Unbilled receivables	$1,797	$354
Deferred income	(214)	(831)
Net contract assets (liabilities)	$1,583	$(477)

During the three and six months ended June 30, 2023, the Company recognized $0 and $802, respectively of revenue that was included in the contract liability balance as of December 31, 2022. During the three and six months ended June 30, 2022, the Company recognized $0 and $119, respectively of revenue that was included in the contract asset balance as of December 31, 2021.

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

The following table presents revenues, net by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Tobacco	$8,050	$9,971	$16,977	$19,015
Hemp/cannabis	15,377	4,506	28,412	4,506
Total revenues, net	$23,427	$14,477	$45,389	$23,521

The following table presents income from continuing operations for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Tobacco	$4,371	$722	$7,275	$1,662
Hemp/cannabis	5,784	2,018	11,949	2,867
Total segment operating loss	10,155	2,740	19,224	4,529
Unallocated operating expenses	9,198	7,736	17,952	14,092
Operating loss	19,353	10,476	37,176	18,621
Unallocated other expense, net	1,144	952	1,464	1,724
Loss before income taxes	$20,493	$11,498	$38,675	$20,415

The following table presents total assets for the Company’s reportable segments as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Tobacco	$20,650	$15,748
Hemp/cannabis	76,438	65,965
Total reportable segments	97,088	81,713
Unallocated assets	27,892	32,938
Total assets	$124,980	$114,651

The following table presents capital expenditures for the Company’s reportable segments for the six months ended June, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
Tobacco	$475	$455
Hemp/cannabis	2,024	424
Total reportable segments	2,499	879
Unallocated expenditures for long-lived tangible assets	260	303
Total expenditures	$2,759	$1,182

NOTE 17. – SUBSEQUENT EVENTS

Reverse Stock Split

On July 5, 2023, the Company effected a 15:1 reverse stock split of its common stock in order to regain compliance with Nasdaq's continued listing requirements. All share and per share amounts, and exercise prices of stock options, warrants, and pre-funded warrants, if applicable, in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

July 6, 2023 Registered Direct Offering.

On July 6, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $3,000 of shares and warrants, consisting of an aggregate of 778,634 shares of common stock and 1,557,268 warrants to purchase an equal number of shares, at a purchase price of $3.80 per unit. The warrants are exercisable six months after issuance at an exercise price of $3.80 per share of common stock and expire on the later of January 10, 2029 and the date Stockholder Approval (as defined below) is obtained. The net proceeds to the Company from the offering were approximately $2,722.

The securities purchase agreement also provides that the Company will use commercially reasonable efforts to hold a special meeting of stockholders to have stockholders approve (i) a proposal allowing for the price adjustment provisions in the warrants to be approved pursuant to applicable Nasdaq rules and (ii) a proposal to amend the Company’s charter to increase the number of shares of common stock authorized for issuance ((i) and (ii) collectively, “Stockholder Approval”). The warrants are subject to adjustment in certain circumstances, including, if the Stockholder Approval is obtained, upon any subsequent equity sales at a price per share lower than the then effective exercise price of such Warrants, then such exercise price shall be lowered to such price at which the shares were offered. As a result of the offering, the exercise price on 1,495,948 previously outstanding warrants was automatically adjusted from $7.05 per share to $3.80 per share.

July 19, 2023 Registered Direct Offering.

On July 19, 2023, the Company and certain investors (entered into a securities purchase agreement relating to the issuance and sale of approximately $11,700 of shares and warrants, consisting of an aggregate of 4,373,219 shares of common stock and 8,746,438 warrants to purchase an equal number of shares, at a purchase price of $2.67 per unit. The warrants are exercisable immediately at an exercise price of $2.42 per share of common stock and expire on the later of five years after issuance and the date Stockholder Approval (as defined below) is obtained. The net proceeds to the Company from the offering were approximately $10,742.

The securities purchase agreement also provides that the Company will use commercially reasonable efforts to hold a special meeting of stockholders to have stockholders approve (i) a proposal allowing for the price adjustment provisions in the warrants to be approved pursuant to applicable Nasdaq rules and (ii) a proposal to amend the Company’s charter to increase the number of shares of common stock authorized for issuance ((i) and (ii) collectively, “Stockholder Approval”). The warrants are subject to adjustment in certain circumstances, including, if the Stockholder Approval is obtained, upon any subsequent equity sales at a price per share lower than the then effective exercise price of such Warrants, then such exercise price shall be lowered to such price at which the shares were offered. As a result of the offering, the exercise price on 1,495,948 previously outstanding warrants was automatically adjusted from $3.80 per share to $2.42 per share. In addition, the holders of the 1,557,268 warrants issued in the July 6, 2023 offering agreed not to exercise such warrants until after Stockholder Approval is obtained in exchange for a right of participation in future equity or equity linked offerings by the Company until July 2024.

Insurance Litigation

In November 2022, there was a fire at the Company’s Grass Valley manufacturing facility in Oregon, which resulted in a total loss of the facility. The Company submitted an insurance claim with Dorchester Insurance Company, Ltd. (“Dorchester”) for casualty loss and business interruption coverage which was acknowledged on November 23, 2022. Dorchester funded $5,000 of casualty loss insurance but has failed to issue any payments in connection with the Company’s business interruption claim.

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is alleging breach of contract, breach of duty of good faith and fair dealing and negligence per se. The Company is seeking full recovery of its business interruption claim under the policy plus direct, indirect and consequential damages resulting from Dorchester’s continued delay in issuing coverage payments.

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

Recent Highlights and Other Events

●	During the first half of 2023, the Company launched a new single source, turnkey contract development, manufacturing and distribution service offering (CDMO+D) for the largest consumer brand companies in the hemp/cannabis sector. This new CDMO+D service offering includes ingredient supply, white label manufacturing and retail category management and distribution .
o	On April 4, 2023, we entered into a License and Distribution Agreement (the “Agreement”) with Cookies Creative Consulting & Promotions, Inc. (“Cookies”). Pursuant to the Agreement, Cookies granted the Company an exclusive license to manufacture and distribute certain Cookie’s branded hemp-derived hemp/cannabis products to retailers within the United States for a period of three years, with the Company having an option to extend the Agreement for an additional three-year period if certain retailer milestones are met during the initial term.
●	The Company completed registered direct offerings through July 2023, for total net proceeds after placement agent fees of approximately $18,315 before expenses to us.
●	During July 2023, the Company has implemented a cost savings initiative intended to simplify operations as it continues to tighten its focus on key end markets and operating strategies resulting in an estimated $15,000 in annualized cost reductions across its operations once fully in place.
●	NASDAQ Listing Standards
o	On July 19, 2023, the Company received notice from The Nasdaq Stock Market LLC indicating that the Company had regained compliance with the minimum bid price requirement under Nasdaq Rule 5550(a)(2) issuance.

●	Leadership Transition
o	On July 21, 2023, James A. Mish, the Company’s Chief Executive Officer, provided notice that he was resigning for personal reasons from such position effective August 1, 2023. He will continue to serve as a member of the Board of Directors (the “Board). In connection with Mr. Mish’s resignation, the Board appointed John J. Miller, who has served as President of the Tobacco Business since November 2022, as interim-CEO of the Company effective immediately.
o	On July 19, 2023, the Board of Directors expanded the Board to seven members and appointed Andrew Arno to be a director on the Board, effective immediately. Mr. Arno was appointed as a Class I director.

Financial Overview

●	Net revenues for the second quarter of 2023 were $23,427, an increase of 61.8% from $14,477 in 2022.
o	Revenue from tobacco-related products for the second quarter was $8,050 compared to $9,971 in the prior year period reflecting a decrease in unit sales of filtered cigars and export cigarettes, offset by increases in unit sales of cigarettes.
o	Revenue from hemp/cannabis-related products was $15,377, compared to $4,506 in the prior year second quarter, due to record volumes for bulk ingredient sales and reflecting continued strong demand (the GVB acquisition occurred on May 13, 2022).
◾	Sequential revenue growth quarter over quarter since the fourth quarter of 2022 was an increase of $3,780 in the first quarter of 2023 and an increase of $2,342 in second quarter of 2023.
●	Gross profit for the second quarter of 2023 was a loss of $2,345 compared to profit of $892 in the prior year period.
o	Gross profit from tobacco-related products was a loss of $961, a decrease of $1,889 compared to the prior year period, reflecting lower unit sales in contract manufacturing products and increases in tobacco excise taxes.
o	Gross profit from hemp/cannabis-related products was a loss of $1,384 compared to a loss of $36 in the prior year. Margin declines in the second quarter were primarily due to ongoing impacts of the Grass Valley fire.
●	Total operating expenses for the second quarter of 2023 increased to $17,008 compared to $11,368 in the prior year quarter driven by:
o	Sales, general and administrative expenses increased to $14,540 driven primarily by the acquisition of GVB, higher strategic consulting and marketing, and personnel costs to expand the launch of VLN®.
o	Research and development expenses decreased to $1,793, driven by lower strategic consulting expenses.
o	Other operating expenses, net was $675, primarily reflecting changes in the fair value of warrant liability and RXP contingent consideration upon remeasurement, and other non-recurring charges.
●	Operating loss for the second quarter 2023 was $19,353, compared to a loss of $10,476 in the prior year period.
●	Net loss in the second quarter of 2023 was $20,539 and basic and diluted a net loss per common share was $1.40 compared with net loss in the second quarter of 2022 of $11,498, and basic and diluted net loss per common share of $0.95.
●	As of June 30, 2023, we had $4,433 in cash and cash equivalents and $7,500 in restricted cash pursuant to the Senior Secured Credit Facility.

Our Financial Results

	Three Months Ended
	June 30	June 30	Change
	2023	2022		%
Tobacco revenues, net	$8,050	$9,971	(1,921)	(19.3)
Hemp/cannabis revenues, net	15,377	4,506	10,871	241.3
Total revenues, net	23,427	14,477	8,950	61.8
Cost of goods sold	25,772	13,585	12,187	89.7
Gross (loss) profit	(2,345)	892	(3,237)	(362.9)
Gross (loss) profit as a % of revenues, net	(10.0)%	6.2%
Operating expenses:
Sales, general and administrative ("SG&A")	14,540	8,684	5,856	67.4
SG&A as a % of revenues, net	62.1%	60.0%
Research and development ("R&D")	1,793	1,897	(104)	(5.5)
R&D as a % of revenues, net	7.7%	13.1%
Other operating expenses, net ("OOE")	675	787	(112)	(14.2)
Total operating expenses	17,008	11,368	5,640	49.6
Operating loss	(19,353)	(10,476)	(8,877)	84.7
Operating loss as a % of revenues, net	(82.6)%	(72.4)%
Other income (expense):
Unrealized loss on investment	-	(885)	885	(100.0)
Realized loss on short-term investment securities	(28)	(108)	80	(74.1)
Other income, net	16	-	16	NM
Interest income, net	65	48	17	35.4
Interest expense	(1,193)	(77)	(1,116)	1,449.4
Total other expense	(1,140)	(1,022)	(118)	11.5
Loss before income taxes	(20,493)	(11,498)	(8,995)	78.2
Provision for income taxes	46	-	46	NM
Net loss	(20,539)	(11,498)	(9,041)	78.6
Net loss as a % of revenues, net	(87.7)%	(79.4)%
Deemed dividend from trigger of anti-dilution provision feature	(367)	-	(367)	NM
Net loss available to common shareholders	$(20,906)	$(11,498)	(9,408)	81.8
Net loss per common share (basic and diluted)*	$(1.40)	$(0.95)	(0.45)	47.4

NM - calculated change not meaningful

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

	Six Months Ended
	June 30	June 30	Change
	2023	2022		%
Tobacco revenues, net	$16,977	$19,015	(2,038)	(10.7)
Hemp/cannabis revenues, net	28,412	4,506	23,906	530.5
Total revenues, net	45,389	23,521	21,868	93.0
Cost of goods sold	48,911	22,321	26,590	119.1
Gross (loss) profit	(3,522)	1,200	(4,722)	(393.5)
Gross (loss) profit as a % of revenues, net	(7.8)%	5.1%
Operating expenses:
Sales, general and administrative ("SG&A")	28,771	15,946	12,825	80.4
SG&A as a % of revenues, net	63.4%	67.8%
Research and development ("R&D")	3,310	3,036	274	9.0
R&D as a % of revenues, net	7.3%	12.9%
Other operating expenses, net ("OOE")	1,573	839	734	87.5
Total operating expenses	33,654	19,821	13,833	69.8
Operating loss	(37,176)	(18,621)	(18,555)	99.6
Operating loss as a % of revenues, net	(81.9)%	(79.2)%
Other income (expense):
Unrealized loss on investment	-	(1,702)	1,702	(100.0)
Realized loss on short-term investment securities	(41)	(108)	67	(62.0)
Other income, net	34	-	34	NM
Interest income, net	122	98	24	24.5
Interest expense	(1,614)	(82)	(1,532)	1,868.3
Total other expense	(1,499)	(1,794)	295	(16.4)
Loss before income taxes	(38,675)	(20,415)	(18,260)	89.4
Provision for income taxes	46	-	46	NM
Net loss	(38,721)	(20,415)	(18,306)	89.7
Net loss as a % of revenues, net	(85.3)%	(86.8)%
Deemed dividend from trigger of anti-dilution provision feature	(367)	-	(367)	NM
Net loss available to common shareholders	$(39,088)	$(20,415)	(18,673)	91.5
Net loss per common share (basic and diluted)*	$(2.67)	$(1.77)	(0.90)	50.8

NM - calculated change not meaningful

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

Refer to Note 16, “Segment and Geographic Information,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding operating results for our two operating and reportable segments: (1) Tobacco, (2) Hemp/cannabis.

Three and Six Months Ended June 30, 2023 Compared to Three and Six Months Ended June 30, 2022

Revenue, net

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
Tobacco	$8,050	$9,971	$16,977	$19,015
Hemp/cannabis	15,377	4,506	28,412	4,506
Total revenues, net	$23,427	$14,477	$45,389	$23,521

The increase in revenue for the three months ended June 30, 2023, compared to the three months ended June 30, 2022, was primarily due to the increase in hemp/cannabis revenue of $10,871, offset by a decrease in tobacco revenue of $1,921.

o	Tobacco revenue was $8,050, a decrease of 19.3% from the prior year period, reflecting lower unit sales as a result of a planned reallocation in production resources at the Company’s NASCO facilities away from lower margin filtered cigars to higher margin VLN® and conventional cigarette products. Second quarter 2023 cartons sold of 796 compared to 1,472 in the comparable prior year period.
o	Hemp/cannabis revenue was $15,377, compared to $4,506 in the prior year second quarter, reflecting the acquisition of GVB and continued sequential quarterly growth in bulk ingredient sales. Second quarter 2023 bulk ingredient sales volume in kilograms was 76,591 compared to 26,546 in the comparable prior year period (the GVB acquisition occurred on May 13, 2022).

The increase in revenue for the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to the increase in hemp/cannabis revenue of $23,906, offset by a decrease in tobacco revenue of $2,038.

o	Tobacco revenue was $16,977, a decrease of 10.7% from the prior year period, reflecting lower unit sales as a result of a planned reallocation in production resources at the Company’s NASCO facilities away from lower margin filtered cigars to higher margin VLN® and conventional cigarette products. Second quarter 2023 year-to-date cartons sold of 1,782 compared to 2,855 in the comparable prior year period.
o	Hemp/cannabis revenue was $28,412, compared to $4,506 in the prior year second quarter, reflecting a full period of sales following the acquisition of GVB and continued growth in bulk ingredient sales. Second quarter 2023 year-to-date bulk ingredient sales volume in kilograms was 144,786 compared to 43,070 in the comparable prior year period (the GVB acquisition occurred on May 13, 2022).

Gross (loss) profit

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2023	2022	2023	2022
Gross (loss) profit	$(2,345)	$892	$(3,522)	$1,200
Percent of Revenues, net	(10.0)%	6.2%	(7.8)%	5.1%

The decrease in gross profit and gross profit as a percent of revenues, net for the three and six month periods-ended June 30, 2023 as compared to June 30, 2022 is driven by declines in tobacco gross profit of ($1,889) and ($2,198), respectively driven mainly by lower volume and product mix and decreases in hemp/cannabis gross profit of ($1,348) and ($2,524), respectively resulting from incremental costs associated with buying and selling ingredients while the Company rebuilds its distillate and isolate manufacturing capacity following the November 2022 Grass Valley fire.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Compensation and benefits (a)	$2,303	$3,403
Strategic consulting (b)	572	2,314
Sales and marketing (c)	426	740
Other (d)	504	987
GVB (e)	2,051	5,381
Net increase in SG&A expenses	$5,856	$12,825

(a) Increases in compensation and benefits is mainly attributable to inflationary increases, as well as increases in corporate headcount as our organization continues scaling.

(b) Increase of strategic consulting due to additional business development, recruitment, and investor relations expenses.

(c) Increases due to the ongoing expansion and accelerated launch of VLN®.

(d) Other expenses increased for the three-month ended June 30, 2023 were due to $133 of facilities expense, $123 of travel and entertainment, and $113 of technology expenses. For the six months period ended June 30, 2023, other expenses increased due to $277 of travel and entertainment, $207 of facilities expense, and $232 of technology expenses.

(e) Increased SG&A as a result of the acquisition of GVB on May 13, 2022, including corporate personnel costs and general overhead.

Research and development (“R&D”) expense

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Compensation and benefits (a)	$217	$484
Contract costs	(86)	(103)
Consulting and professional services (b)	(442)	(439)
Other	200	288
GVB	7	44
Net increase in R&D expenses	$(104)	$274

(a)	Increased compensation and benefits related to the additional executive and R&D personnel.
(b)	Decreased consulting and professional services due to the evaluation of strategic opportunities related to our tobacco patent portfolio that occurred in the prior year period

Other operating expenses, net (“OOE”)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Grass Valley fire:
Professional services and supplies (a)	$256	$-	$324	$-
Total Grass Valley fire	256	-	324	-
Acquisition and transaction costs	70	787	139	839
Needlerock Farms settlement (b)	10	—	756	—
Loss on change in warrant liability (c)	584	—	723	—
Gain on sale or disposal of property, plant and equipment (d)	(28)	—	(174)	—
Gain on change in contingent consideration (e)	(217)	—	(195)	—
Total other operating expenses, net	$675	$787	$1,573	$839

(a)	In November 2022, there was a fire at our Grass Valley manufacturing facility in Oregon, which manufactures bulk ingredients, primarily CBD isolate and distillate. The Company has continuous expenses related to consulting, legal and demolition at this facility.
(b)	Expenses associated with non-ordinary course legal matters and corresponding settlement related to water rights dispute for Needle Rock Farms.
(c)	Represents change in fair value of warrant liability resulting from remeasurement.
(d)	Reflects gain on sale primarily from the sale of older tobacco equipment.
(e)	Represents change in fair value of RXP contingent consideration from remeasurement.

Refer to Note 9, “Other operating expenses, net,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these charges.

Other income (expense)

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Other income (expense):
Unrealized loss on investment (a)	$885	$1,702
Realized loss on short-term investment securities	80	67
Other income, net	16	34
Interest income, net	17	24
Interest expense (b)	(1,116)	(1,532)
Total other expense	$(118)	$295

(a) Unrealized loss on investment includes fair value adjustments for our investment in Panacea Life Sciences Holdings, Inc. (“PLSH”) during the three and six month-period ended June 30, 2022.  The investment was subsequently liquidated during 2022.

(b) Interest expense increased in 2023, as compared to the prior year period, primarily due to the interest recognized from the Senior Secured Credit Facility and Subordinated Note, as described below under ‘Liquidity and Capital Resources.’

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in its tobacco and hemp/cannabis businesses. We had negative cash flow from operations of $37,332 for the six months ended June 30, 2023 and an accumulated deficit of $276,653 as of June 30, 2023. As of June 30, 2023, we had cash and cash equivalents of $4,433, restricted cash of $7,500 and working capital of $11,772 (compared to working capital of $31,587 at December 31, 2022). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

In response to these conditions, management is currently evaluating different strategies for reducing expenses, as well as pursuing financing strategies which may include, but are not limited to, the public or private sale of equity, debt financings or funds from other capital sources, such as collaborations, strategic alliances, divestment of assets, or licensing arrangements with third parties. However, there can be no assurance that we will be able to secure additional financing, or if available, that it will be sufficient to meet its needs or on favorable terms, which may result in the Company being required to delay, reduce the scope of, or eliminate one or more of its product launch and commercialization programs, or reducing or curtailing operations over a longer term.

Our cash, short term investments, restricted cash and working capital as of June 30, 2023 and December 31, 2022 are set forth below:

	June 30	December 31,
	2023	2022
Cash and cash equivalents	$4,433	$3,020
Short-term investment securities	$—	$18,193
Restricted cash	$7,500	$—
Working capital	$11,772	$31,587

Working Capital

As of June 30, 2023, we had working capital of $11,772 compared to working capital of $31,587 at December 31, 2022 a decrease of $19,815. This decrease in working capital was primarily due to a $7,731 decrease in net current assets and was offset by an increase in net current liabilities of $12,084. Cash, cash equivalents and short-term investment securities decreased by $16,780 and the remaining net current assets increased by $9,049.

Summary of Cash Flows

	Six Months Ended
	June 30,		Change
	2023	2022	$
Cash provided by (used in):
Operating activities	$(37,332)	$(19,752)	(17,580)
Investing activities	18,923	19,726	(803)
Financing activities	27,322	1,358	25,964
Net change in cash, cash equivalents and restricted cash	$8,913	$1,332

Net cash used in operating activities

Cash used in operating activities increased $17,580 from $19,752 in 2022 to $37,332 in 2023. The primary driver for this increase was higher net loss of $18,306, driven by increased SG&A both from the acquisition of GVB and acceleration of the launch of VLN®, an increase of $676 related to net adjustments to reconcile net loss to cash, and an increase in cash used for working capital components related to operations in the amount of $50 for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

Net cash provided by investing activities

Cash provided by investing activities amounted to $18,923 the six months ended June 30, 2023, as compared to cash provided by investing activities of $19,726 for the six months ended June 30, 2022. The decrease in cash provided by investing activities of $803 was the result of (i) a decrease in net proceeds from short-term investments of $4,854 and (ii) $1,725 related to the acquisitions of patents, trademarks and property, plant and equipment. These decreased cash outflows were partially offset by increased cash inflows of (i) $3,500 of property, plant and equipment casualty loss insurance proceeds collected in the current period; (ii) $682 from the investment in Change Agronomy Ltd. in the prior year period; (iii) $1,343 from the acquisitions of RXP in the current period and GVB in the prior year period and (iv) $251 of proceeds from the sale of property, plant and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2023, cash provided by financing activities increased by $25,964 resulting from the proceeds of $16,849 from issuance of long-term debt, proceeds of issuance of common stock of $8,014, proceeds of $6,016 from issuance of detachable warrants and increased proceeds of $224 from the issuance of notes payable. These cash inflows were offset by payments of debt issuance costs of $801, payments of common stock issuance costs of $600, increased note payable payments of $3,144, taxes paid related to net share settlement of RSUs of $422 and $174 of option exercises that occurred in 2022.

Cash demands on operations

As of June 30, 2023, we had approximately $4,433 of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents and cash generated from our tobacco contract manufacturing business and hemp/cannabis business and proceeds from debt and equity financing activities, which such financings have provided total net proceeds in the first half of 2023 of $32,579, including registered direct offerings completed in July 2023 (refer below for details of all debt and equity financing activities). The Company has also received $5,000 of casualty loss insurance recoveries from the Grass Valley fire, has business interruption coverage and has filed litigation to enforce its claim.

We continue evaluating our capital and financing requirements, as compared with the significant anticipated growth with the accelerated launch and expansion of VLN®, rebuild of GVB’s production capabilities following the Grass Valley fire, and our new CDMO+D contracts, to ensure we meet our success based strategic initiatives. However as of June 30, 2023 and through the date of filing, our cash, cash equivalents, short-term investment securities, insurance proceeds, and debt/equity financings, as well as the sustained tobacco contract manufacturing and hemp/cannabis sales, currently are not forecasted to provide sufficient resources for a period of twelve months from issuance of the Condensed Consolidated Financial Statements (see Note 1 “Nature of Business and Summary of Significant Accounting Policies”). Accordingly, management has implemented programs intended to reduce our operating costs by at least $15 million on an annualized basis. Much of these operating cost reductions will reflect efficiencies and streamline operations as management focuses on commercial activities, as well as the Company exits a period of substantial investment undertaken in the first half of 2023 to upgrade distribution, marketing, sales and research activities in support of the aforementioned launch and expansion of VLN®, rebuild of GVB’s production capabilities following the Grass Valley fire, and our new CDMO+D contracts.

Senior Secured Credit Facility

On March 3, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with each of the purchasers party thereto (each, including its successors and assigns, a “Purchaser” and collectively, the “Purchasers”) and JGB Collateral, LLC, a Delaware limited liability company, as collateral agent for the Purchasers (the “Agent”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Purchasers (i) 5% Original Issue Discount Senior Secured Debentures (the “Debentures”) with an aggregate principal amount of $21,053 and (ii) warrants to purchase up to 333,334 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”), for an exercise price of $19.125 per share, a 50% premium to the VWAP on the closing date (the “JGB Warrants”), for a total purchase price of $20,000.

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

The Company is required to maintain at least $7,500 on its balance sheet as restricted cash in a separate account and has financial covenants to maintain certain quarterly revenue targets. As of June 30, 2023, the Company was in compliance with these financial covenants.

The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $19.125 per share, a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

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

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 45,000 shares of the Company’s common stock. The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $12.828 per share subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

ATM Offering

On March 9, 2023 the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Sales Agent”) under which the Company may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $50,000 from time to time through or to the Sales Agent (the “ATM Offering”).   The Company will pay 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold. Total net proceed during the second quarter of 2023 were $2,639. On June 19, 2023, the Company terminated the ATM Program in connection with the June 2023 Capital Raise.

June 19, 2023 Registered Direct Offering

On June 19, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of approximately $5,300 of shares and warrants, consisting of an aggregate of 747,974 shares of common stock and 747,974 warrants to purchase an equal number of shares, at a purchase price of $7.05 per unit.  The net proceeds to the Company from the offering were approximately $4,800.

The warrants were exercisable immediately upon issuance at an exercise price of $7.05 per share of common stock, expire on June 22, 2028 and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, then such exercise price shall be lowered to such price at which the shares were offered.

As part of the offering, the Company entered into a warrant reprice letter and agreed to reduce the exercise price on the previously issued 747,974 warrants owned by the investors participating in the Offering from $30.75 to $7.05 and to add a provision in the warrants that upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, such exercise price shall be lowered to such price at which the shares were offered. As a result of the offerings completed in July 2023, the exercise price on the 1,495,948 warrants was automatically adjusted to $2.42 per share. See “Subsequent Events.” The remaining 390,247 previously issued warrants were not repriced and remain at an exercise price of $30.75 on their original terms.

In addition, as a result of the offering, the Company’s outstanding warrants to purchase up to 333,334 shares of the Company’s common stock for an exercise price of $19.125 per share were automatically adjusted as follows: $12.828 exercise price for up to 496,960 shares of common stock.

July 6, 2023 Registered Direct Offering.

On July 6, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $3,000 of shares and warrants, consisting of an aggregate of 778,634 shares of common stock and 1,557,268 warrants to purchase an equal number of shares, at a purchase price of $3.80 per unit. The warrants are exercisable six months after issuance at an exercise price of $3.80 per share of common stock and expire on the later of January 10, 2029 and the date Stockholder Approval (as defined below) is obtained. The net proceeds to the Company from the offering were approximately $2,600.

The securities purchase agreement also provides that the Company will use commercially reasonable efforts to hold a special meeting of stockholders to have stockholders approve (i) a proposal allowing for the price adjustment provisions in the warrants to be approved pursuant to applicable Nasdaq rules and (ii) a proposal to amend the Company’s charter to increase the number of shares of common stock authorized for issuance ((i) and (ii) collectively, “Stockholder Approval”). The warrants are subject to adjustment in certain circumstances, including, if the Stockholder Approval is obtained, upon any subsequent equity sales at a price per share lower than the then effective exercise price of such Warrants, then such exercise price shall be lowered to such price at which the shares were offered. As a result of the offering, the exercise price on 1,495,948 previously outstanding warrants was automatically adjusted from $7.05 per share to $3.80 per share.

July 19, 2023 Registered Direct Offering.

On July 19, 2023, the Company and certain investors (entered into a securities purchase agreement relating to the issuance and sale of approximately $11,700 of shares and warrants, consisting of an aggregate of 4,373,219 shares of common stock and 8,746,438 warrants to purchase an equal number of shares, at a purchase price of $2.67 per unit. The warrants are exercisable immediately at an exercise price of $2.42 per share of common stock and expire on the later of five years after issuance and the date Stockholder Approval (as defined below) is obtained. The net proceeds to the Company from the offering were approximately $10,742.

The securities purchase agreement also provides that the Company will use commercially reasonable efforts to hold a special meeting of stockholders to have stockholders approve (i) a proposal allowing for the price adjustment provisions in the warrants to be approved pursuant to applicable Nasdaq rules and (ii) a proposal to amend the Company’s charter to increase the number of shares of common stock authorized for issuance ((i) and (ii) collectively, “Stockholder Approval”). The warrants are subject to adjustment in certain circumstances, including, if the Stockholder Approval is obtained, upon any subsequent equity sales at a price per share lower than the then effective exercise price of such Warrants, then such exercise price shall be lowered to such price at which the shares were offered. As a result of the offering, the exercise price on 1,495,948 previously outstanding warrants was automatically adjusted from $3.80 per share to $2.42 per share. In addition, the holders of the 1,557,268 warrants issued in the July 6, 2023 offering agreed not to exercise such warrants until after Stockholder Approval is obtained in exchange for a right of participation in future equity or equity linked offerings by the Company until July 2024.

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

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934 (“Exchange Act”) reports are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s interim chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our interim chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q to ensure information required to be disclosed is recorded, processed, summarized and reported within the time period specified by SEC rules, based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023 or Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 9, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 4, 2023, a subsidiary entered into a License and Distribution Agreement (the “Agreement”) with Cookies Creative Consulting & Promotions, Inc. (“Cookies”). Pursuant to the Agreement, Cookies granted us an exclusive license to manufacture and distribute certain Cookie’s branded hemp-derived hemp/cannabis products to retailers within the United States for a period of three years, with us having an option to extend the Agreement for an additional three-year period if certain retailer milestones are met during the initial term. During the term of the Agreement, we will pay Cookies a monthly license fee equal to a percentage of the net profits generated by us under the Agreement. In consideration for the exclusivity under the Agreement, we issued Cookies 333,334 shares of unregistered common stock, subject to a lock-up during the first year after the issuance. The issuance of the shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506(b) of Regulation D promulgated thereunder.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 3.1	Certificate of Amendment to Restated Articles of Incorporation filed June 16, 2023

Exhibit 3.2	Certificate of Change to Restated Articles of Incorporation filed June 30, 2023

Exhibit 4.1	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on June 21, 2023)

Exhibit 4.2	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on July 7, 2023)

Exhibit 4.3	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on July 24, 2023)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 14, 2023	/s/ John J. Miller
John J. Miller
Interim Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	/s/ R. Hugh Kinsman
R. Hugh Kinsman
Chief Financial Officer
(Principal Accounting and Financial Officer)