Form 10-Q
period 2023-09-30
22nd Century Group, Inc.
filed 2023-11-06
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

Yes  ☐ No  ☒

As of November 1, 2023, there were 30,878,168 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,850	$3,020
Short-term investment securities	—	18,193
Restricted cash	7,500	—
Accounts receivable, net	6,493	5,641
Inventories	15,955	10,008
Insurance recoveries	3,000	5,000
Prepaid expenses and other current assets	4,818	2,743
Total current assets	40,616	44,605
Property, plant and equipment, net	9,309	13,093
Operating lease right-of-use assets, net	2,984	2,675
Goodwill	—	33,160
Intangible assets, net	6,900	16,853
Investments	682	682
Other assets	3,705	3,583
Total assets	$64,196	$114,651

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable - current	$1,441	$908
Current portion of long-term debt	18,165	—
Operating lease obligations	1,097	681
Accounts payable	7,005	4,168
Accrued expenses	6,649	1,428
Accrued payroll	743	3,199
Accrued excise taxes and fees	2,693	1,423
Deferred income	704	831
Other current liabilities	1,263	380
Total current liabilities	39,760	13,018
Long-term liabilities:
Notes and loans payable	156	3,001
Operating lease obligations	6,219	2,141
Other long-term liabilities	4,266	516
Total liabilities	50,401	18,676
Commitments and contingencies (Note 11)
Shareholders' equity
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 33,333,334 shares authorized
Capital stock issued and outstanding:
21,078,656 common shares (14,349,275 at December 31, 2022)
Common stock, par value	—	—
Capital in excess of par value	363,198	333,900
Accumulated other comprehensive loss	(30)	(111)
Accumulated deficit	(349,373)	(237,814)
Total shareholders' equity	13,795	95,975
Total liabilities and shareholders’ equity	$64,196	$114,651

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues, net	$17,811	$19,383	$63,200	$42,905
Cost of goods sold	19,777	18,764	68,688	41,086
Gross (loss) profit	(1,966)	619	(5,488)	1,819
Operating expenses:
Sales, general and administrative	11,199	14,528	39,971	30,475
Research and development	1,613	1,318	4,923	4,355
Other operating expense, net	23,344	41	24,917	880
Goodwill impairment	33,360	—	33,360	—
Total operating expenses	69,516	15,887	103,171	35,710
Operating loss	(71,482)	(15,268)	(108,659)	(33,891)
Other income (expense):
Unrealized loss on investments	—	(345)	—	(2,046)
Realized loss on short-term investment securities	—	(35)	(41)	(143)
Other income, net	(12)	—	23	—
Interest income, net	79	113	201	211
Interest expense	(1,305)	(148)	(2,919)	(230)
Total other expense	(1,238)	(415)	(2,736)	(2,208)
Loss before income taxes	(72,720)	(15,683)	(111,395)	(36,099)
Provision for income taxes	—	(2,581)	46	(2,581)
Net loss	$(72,720)	$(13,102)	$(111,441)	$(33,518)
Deemed dividend from trigger of anti-dilution provision feature	—	—	(367)	—
Deemed dividend related to down-round features	(564)	—	(564)	—
Net loss available to common shareholders	$(73,284)	$(13,102)	$(112,372)	$(33,518)

Basic and diluted loss per common share	$(3.68)	$(0.94)	$(6.85)	$(2.71)
Weighted average common shares outstanding - basic and diluted	19,887	$14,009	16,411	12,351

Net loss	(72,720)	(13,102)	$(111,441)	$(33,518)
Other comprehensive income (loss):
Unrealized gain (loss) on short-term investment securities	—	(19)	71	(488)
Foreign currency translation	(69)	—	(31)	—
Reclassification of realized losses to net loss	—	35	41	143
Other comprehensive income (loss)	(69)	16	81	(345)
Comprehensive loss	$(72,789)	$(13,086)	$(111,360)	$(33,863)

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(amounts in thousands, except share data)

	Nine Months Ended September 30, 2023
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	14,349,275	$—	$333,900	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of 31,607 shares withheld for taxes	90,262	—	(414)	—	—	(414)
Stock issued in connection with acquisition	31,056	—	503	—	—	503
Equity-based compensation	—	—	1,175	—	—	1,175
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Equity detachable warrants	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(18,182)	(18,182)
Balance at March 31, 2023	14,470,593	—	336,741	(41)	(256,114)	80,586
Stock issued in connection with RSU vesting, net of shares withheld for taxes	24,524	—	(5)	—	—	(5)
Stock issued in connection with ATM, net of fees of $178	284,343	—	2,563	—	—	2,563
Stock issued in connection with capital raise, net of issuance costs of $422	747,974	—	4,851	—	—	4,851
Stock issued in connection with licensing arrangement	333,334	—	3,570	—	—	3,570
Equity-based compensation	—	—	1,486	—	—	1,486
Other comprehensive loss	—	—	—	80	—	80
Net loss	—	—	—	—	(20,539)	(20,539)
Fractional shares issued for reverse stock split	66,035	—	—	—	—	—
Balance at June 30, 2023	15,926,803	$—	$349,206	$39	$(276,653)	$72,592
Stock issued in connection with capital raises, net of issuance costs of $1,219	5,151,853	—	13,416	—	—	13,416
Equity-based compensation	—	—	576	—	—	576
Other comprehensive loss	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(72,720)	(72,720)
Balance at September 30, 2023	21,078,656	$—	$363,198	$(30)	$(349,373)	$13,795

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

	Nine Months Ended September 30, 2022
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2022	10,858,237	$—	$244,249	$(162)	$(178,013)	$66,074
Stock issued in connection with RSU vesting	110,916	—	—	—	—	—
Equity-based compensation	—	—	1,213	—	—	1,213
Other comprehensive income	—	—	—	(400)	—	(400)
Net loss	—	—	—	—	(8,918)	(8,918)
Balance at March 31, 2022	10,969,153	—	245,462	(562)	(186,931)	57,969
Stock issued in connection with RSU vesting	5,001	—	—	—	—	—
Stock issued in connection with option exercises	10,001	—	174	—	—	174
Stock issued in connection with acquisition	2,193,334	—	51,653	—	—	51,653
Equity-based compensation	—	—	1,106	—	—	1,106
Other comprehensive income	—	—	—	39	—	39
Net loss	—	—	—	—	(11,498)	(11,498)
Balance at June 30, 2022	13,177,489	$—	$298,395	$(523)	$(198,429)	$99,443
Stock issued in connection with RSU vesting	37,792	—	—	—	—	—
Stock issued in connection with capital raise, net of issuance costs of 2,516	1,138,221	—	32,484	—	—	32,484
Equity-based compensation	—	—	2,247	—	—	2,247
Other comprehensive income	—	—	—	16	—	16
Net loss	—	—	—	—	(13,102)	(13,102)
Balance at September 31, 2022	14,353,502	$—	$333,126	$(507)	$(211,531)	$121,088

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(111,441)	$(33,518)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of goodwill and long-lived assets	57,311	—
Amortization and depreciation	3,427	1,992
Amortization of right-of-use asset	823	525
Amortization of inventory step-up	—	978
Unrealized loss on investment	—	2,046
Other non-cash gains and losses	(72)	356
Provision for credit losses	246	—
Loss on the sale of machinery and equipment	75	—
Debt related charges included in interest expense	1,978	—
Equity-based employee compensation expense	3,237	4,566
Gain on change of contingent consideration	(186)	—
Gain on change of warrant liabilities	(540)	—
Deferred income taxes	—	(2,581)
Increase in inventory reserves	1,687	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,171)	(1,425)
Inventory	(7,609)	(5,068)
Prepaid expenses and other assets	(605)	(934)
Accounts payable	2,669	1,933
Accrued expenses	2,051	(56)
Accrued payroll	(2,457)	(1,408)
Accrued excise taxes and fees	1,270	255
Other liabilities	(877)	(309)
Net cash used in operating activities	(50,184)	(32,648)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(433)	(394)
Acquisition of property, plant and equipment	(3,951)	(2,501)
Proceeds from the sale of property, plant and equipment	251	—
Acquisition, net of cash acquired	(254)	(1,297)
Investment in Change Agronomy Ltd.	—	(682)
Property, plant and equipment insurance proceeds	3,500	—
Sales and maturities of short-term investment securities	21,714	67,315
Purchase of short-term investment securities	(3,475)	(62,061)
Net cash provided by investing activities	17,352	380
Cash flows from financing activities:
Payments on note payables	(4,672)	(1,508)
Proceeds from issuance of notes payable	2,360	2,162
Other financing activities	—	(16)
Proceeds from issuance of long-term debt	16,849	—
Payment of debt issuance costs	(801)	—
Proceeds from issuance of detachable warrants	6,016	—
Net proceeds from option exercise	—	174
Proceeds from issuance of common stock related to the ATM	2,741	—
Payment of common stock issuance costs related to the ATM	(178)	—
Proceeds from issuance of common stock	19,908	35,000
Payment of common stock issuance costs	(1,641)	(2,516)
Taxes paid related to net share settlement of RSUs	(420)	—
Net cash provided by financing activities	40,162	33,296
Net increase in cash, cash equivalents and restricted cash	7,330	1,028
Cash, cash equivalents and restricted cash - beginning of period	3,020	1,336
Cash, cash equivalents and restricted cash - end of period	$10,350	$2,364

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$3,020	$1,336
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$3,020	$1,336

Cash and cash equivalents at end of period	$2,850	$2,364
Restricted cash at end of period	7,500	—
Cash, cash equivalents and restricted cash at end of period	$10,350	$2,364

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$324	$164
Right-of-use assets and corresponding operating lease obligations	$5,166	$—
Non-cash consideration RXP acquisition	$1,641	$—
Stock issued in connection with acquisition	$—	$51,653
Non-cash licensing arrangement	$3,500	$—
Deemed dividend from trigger of anti-dilution provision feature	$367	$—
Deemed dividend related to down-round features	$564	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Amounts in thousands, except for share and per-share data

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – 22nd Century Group, Inc. (together with its consolidated subsidiaries, “22nd Century Group” or the “Company”) is a Nevada corporation publicly traded on the NASDAQ Capital Market under the symbol “XXII.” 22nd Century Group is a leading agricultural biotechnology and intellectual property company dedicated to improving health with reduced nicotine tobacco, hemp/cannabis and hops advanced plant technologies.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco and hemp/cannabis businesses. The Company had negative cash flow from operations of $50,184 and $32,648 for the nine months ended September 30, 2023 and 2022, respectively, and an accumulated deficit of $349,373 and $237,814 as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company had cash and cash equivalents of $2,850 and restricted cash of $7,500. Subsequent to September 30, 2023, the Company completed an offering of its securities with gross proceeds to the Company of approximately $5,250, before deducting the placement agent fees of $367 and other offering expenses payable by the Company of approximately $288 (see Note 17 “Subsequent Events”).

Additionally, for the quarter ended September 30, 2023, the Company was not in compliance with the financial covenant related to consolidated Revenues, net pursuant to the Senior Secured Credit Facility debentures. The lenders have granted a waiver for the covenant violation (see Note 17 “Subsequent Events”). Without a waiver or other relief under the Senior Secured Credit Facility debenture agreements, one of the remedies the lenders have available to it, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

Given the Company’s projected operating requirements and its existing cash and cash equivalents, there is substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

In response to these conditions, management is currently evaluating different strategies for reducing expenses, as well as pursuing financing strategies which include raising additional funds through the issuance of securities, asset sales, and through arrangements with strategic partners. The Company has engaged a financial advisor to assist it in identifying strategic partners and financing to fund operations and to take actions to maximize the Company’s liquidity. If capital is not available to the Company when, and in the amounts needed, it could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that the Company will be able to raise the capital it needs to continue operations. Management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

The Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

Other Significant Risks and Uncertainties - The Company is subject to a number of risks, including, but not limited to, the lack of available capital; the possible delisting of our common stock from Nasdaq; future covenant non-compliance with respect to the Company’s Senior Secured Credit Facility giving rise to an event of default; inability to identify or consummate any strategic initiatives and transactions; unsuccessful commercialization strategy and launch plans for the Company’s products or market acceptance of the Company’s products; risks inherent in litigation, including purported class actions; and protection of proprietary technology.

Reclassifications – The Company has revised the presentation and classification of Other operating expenses, net in the Condensed Consolidated Statement of Operations and Comprehensive Loss, as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2022
	As originally			As originally
	reported	Reclass	Revised	reported	Reclass	Revised
Revenues, net	$19,383	$—	$19,383	$42,905	$—	$42,905
Cost of goods sold	18,764	—	18,764	41,086	—	41,086
Gross profit	619	—	619	1,819	—	1,819
Operating expenses:	—	—	—	—	—	—
Sales, general and administrative	14,569	(41)	14,528	31,355	(880)	30,475
Research and development	1,318	—	1,318	4,355	—	4,355
Other operating expense, net	—	41	41	—	880	880
Total operating expenses	15,887	—	15,887	35,710	—	35,710
Operating loss	$(15,268)	$—	$(15,268)	$(33,891)	$—	$(33,891)

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

Restricted Cash - Restricted cash includes minimum escrow funds the Company maintains in a money market account pursuant to the terms of the Senior Secured Credit Facility. See Note 17 “Subsequent Events” for additional information.

Credit Losses - The Company estimates and records a provision for its expected credit losses related to its financial instruments, including its trade receivables and contract assets. The Company considers historical collection rates, current financial status of its customers, macroeconomic factors, and other industry-specific factors when evaluating for current expected credit losses. Forward-looking information is also considered in the evaluation of current expected credit losses. However, because of the short time to the expected receipt of accounts receivable and contract assets, the Company believes that the carrying value, net of expected losses, approximates fair value and therefore, relies more on historical and current analysis of such financial instruments.

To determine the provision for credit losses for accounts receivable, including consideration of contract assets or unbilled receivables, the Company has disaggregated its accounts receivable by nature and type of product being sold, as the Company determined that risk profile of its customers is consistent based on the type of product and industry in which they operate. These customer classes include tobacco distributors/wholesalers for its CMO cigarette and filtered cigar tobacco product sales, hemp/cannabis bulk ingredient product sales, and hemp/cannabis white label product sales. Each class of customer is analyzed for estimated credit losses individually. In doing so, the Company establishes a historical loss matrix, based on the previous collections of accounts receivable by the age of such receivables, and evaluates the current and forecasted financial position of its customers, as available. Further, the Company considers macroeconomic factors and the status of the related industry, including unemployment rates, industry indices, and other factors, to estimate if there are current expected credit losses within its trade receivables based on the trends and the Company’s expectation of the future status of such economic and industry-specific factors. The Company believes that its customers, the majority of which are in industries with sound financial condition, and therefore, the Company’s evaluation of macroeconomic and industry-specific factors did not have a material impact on the provision for credit losses. As of September 30, 2023 and December 31, 2022, the Company recorded a provision for credit losses of $736 and $372 respectively.

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

Deemed dividends associated with anti-dilution or down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to additional paid-in-capital resulting in no change to stockholders’ equity/deficit. The incremental value of modifications to warrants as a result of the trigger of down round provisions of $564 were recorded as deemed dividends for the three-month period ended September 30, 2023.  The incremental value of modifications to warrants as a result of the trigger of down round provisions and anti-dilution provisions of $931 were recorded as deemed dividends for the nine-month period ended September 30, 2023.

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

Inventories - Inventories are stated at the lower of cost, determined using the first-in first-out method, or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Write-downs for excess, obsolete or expired inventory are based primarily on how long the inventory has been held, historical sales volume, and estimates of forecasted net sales of that product. A significant change in the timing or level of demand for products may result in recording additional write-downs for excess, obsolete or expired inventory in the future. Note 3, “Inventories,” contains additional information on the Company’s inventory. In connection with evaluation of strategic alternatives for the Company’s assets and cost cut initiatives, during the third quarter of 2023, the Company increased the reserve for excess, obsolete or expired hemp/cannabis inventory by $1,687.

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

The Company concluded an interim impairment trigger event occurred and tested its goodwill for impairment during the quarter ended September 30, 2023 and concluded that goodwill impairment existed. No goodwill remained as of September 30, 2023. See Note 4 “Goodwill and Other Intangible Assets, Net” and Note 6 “Fair Value Measurements”, for additional information.

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that impairment indicators occurred during the quarter ended September 30, 2023 and concluded that impairments existed. See Note 4 “Goodwill and Other Intangible Assets, Net” for additional information related to impairment charges of Property, plant and equipment, net, Intangible assets, net and Operating lease right-of-use assets, net and Note 6 “Fair Value Measurements.”

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

Severance charges - From time to time, the Company evaluates its resources and optimizes its business plan to align to changing needs of executing on its strategy. These actions may result in voluntary or involuntary employee termination benefits. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and when the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. The following table summarizes the change in accrued liabilities, presented within Other current liabilities and Other long-term liabilities on the Condensed Consolidated Balance Sheets:

Balance at January 1, 2023	$634
Accruals	727
Reversal from settlement	(168)
Cash payments	(523)
Balance at September 30, 2023	$670

	September 30,	December 31,
	2023	2022
Current	$657	$349
Noncurrent	13	285
Total severance liability	$670	$634

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales, general, and administrative	$(168)	$692	$400	$692
Other operating expense, net	159	—	159	—
Total severance charges	$(9)	$692	$559	$692

In addition, the Company recorded $523 and $1,237 of accelerated equity compensation expense for the nine-month period ending September 30, 2023 and 2022, respectively, in connection with the vesting of employees’ outstanding equity awards as part of their termination severance agreements. Amounts are recorded as Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Loss.

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

The initial consideration paid to acquire RXP included $200 in cash and $503 in common stock (consisting of 31,056 unregistered shares of common stock), and an initial estimate of target working capital true-up of $286. The fair value of the Company’s common stock issued as part of the consideration was determined based upon the opening stock price of the Company’s shares as of the acquisition date. Additionally, the contingent consideration in the transaction represents the estimated fair value of the Company’s obligation, under the share purchase agreement, to make additional equity based payments of up to $1,550 over the next three years based on specified conditions being met, which has an initial fair value of contingent consideration of $1,138. The fair value of the aggregate consideration in the transaction is $2,127.

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

Intangible assets include the intellectual property associated with the 1,276 novel food applications with the FSA, which is determined to be indefinite lived. The preliminary fair value was determined by utilizing the cost approach and considered market data to evaluate the replacement cost per application. The intellectual property is included in the hemp/cannabis reporting unit, see Note 4 “Goodwill and Other Intangible Assets, Net,” which includes discussion of subsequent impairment charges recorded in the third quarter of 2023.

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

During the third quarter of 2023, the Company finalized amounts recorded as purchase price allocation and recorded measurement period adjustments of $53, resulting from an increase of the working capital true-up amount based on final payment made to the sellers.

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

Following the initial acquisition accounting, the Company recorded final measurement period adjustments, in which the preliminary fair values of the assets acquired and liabilities assumed as of May 13, 2022 were adjusted to reflect the ongoing acquisition valuation analysis procedures of property and equipment, intangible assets, deferred taxes, and working capital adjustments. These adjustments resulted in a combined reduction to goodwill of $10,840. The impact of depreciation and amortization to Operating loss recorded in the third quarter of 2022 as a result of completing valuation procedures for property and equipment and intangible assets, that would have been recorded in the prior period since the date of acquisition was $70. See Note 4 “Goodwill and Other Intangible Assets, Net,” which includes discussion of subsequent impairment charges recorded in the third quarter of 2023.

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

Goodwill

The excess of the purchase price over the fair value of net tangible and intangible assets acquired and liabilities assumed was allocated to goodwill. A variety of factors contributed to the goodwill recognized, including the value of GVB’s assembled work force, the incremental value resulting from GVB’s capabilities in hemp/cannabis, operational synergies across the plant science platform, and the expected revenue growth over time that is attributable to increased market share from future products and customers. See Note 4 “Goodwill and Other Intangible Assets, Net” for additional information.

Actual and Pro Forma (unaudited) disclosures

For segment reporting purposes, the results of operations and net assets from the RXP and GVB acquisitions have been included in the Company’s Hemp/cannabis reportable segment since the respective acquisition dates. For the three and nine months ended September 30, 2023, net revenues related to GVB were $9,736 and $37,815, respectively, and net loss was $56,318 and $66,212. For the three and nine months ended September 30, 2022, net revenues related to GVB were $7,848 and $12,354, respectively, and net loss was $2,743 and $4,217, respectively. The operating results of RXP for the three and nine months ended September 30, 2023 were immaterial.

The following unaudited pro forma information presents the consolidated results of operations of the Company and assumes the acquisition occurred on January 1, 2021:

Nine Months Ended
September 30,
2022
(in thousands, except for per-share data)
Revenues, net	$53,630
Net loss available to common shareholders	$(33,438)
Basic and diluted loss per common share	$(2.49)
Weighted average common shares outstanding - basic and diluted	13,420

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

Acquisition costs

During the nine-month period ending September 30, 2023, direct costs incurred as a result of the acquisition of RXP were $130, compared to direct costs incurred as a result of the acquisition of GVB of $839 during the nine-month period ended September 30, 2022. Acquisition costs are expensed as incurred and included in Other operating expenses, net in the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 3. – INVENTORIES

Inventories at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Raw materials	$9,849	$8,743
Work in process	1,750	441
Finished goods	4,356	824
	$15,955	$10,008

NOTE 4. – GOODWILL AND OTHER INTANGIBLE ASSETS, NET

Goodwill

The change in the carrying amount of goodwill during the nine months ended September 30, 2023 is as follows:

Balance at January 1, 2023	$33,160
Measurement period adjustments	200
Impairment	(33,360)
Balance at September 30, 2023	$0

During the quarter ended September 30, 2023, the Company identified certain events and circumstances that could potentially be an impairment triggering event for both the tobacco and hemp/cannabis reporting units in connection with (1) the announcement of initiating a process to evaluate strategic alternatives for the Company’s assets, and (2) announcement of cost cut initiatives intended to yield significant cash savings on an annual basis. The initiation of these two processes is in response to the sustained decline in the Company's market capitalization, operating losses and negative cash flows from operations, and current liquidity position, and is intended to monetize the value or more effectively expand the market reach of our products.

These processes have included consideration of a range of strategic, operational and financial transactions and alternatives, such as business combinations, asset sales, licensing agreements, alternative financing strategies and other options. Additionally, the Company undertook various restructuring activities in an effort to better align its internal organizational structure and costs with its strategy, as well as preserve liquidity, as further outlined in Note 9 “Other Operating Expenses, Net.”

Accordingly, the Company evaluated the impact on each of its reporting units to assess whether there was an impairment triggering event requiring it to perform a goodwill impairment test. The Company had no recorded goodwill in its tobacco reporting unit. For the hemp/cannabis reporting unit, as part of this impairment test, the Company considered certain qualitative factors, such as the Company’s performance, business forecasts, and strategic plans. It reviewed key assumptions, including projected cash flows and future revenues. After reviewing the qualitative assessment, the Company determined a quantitative assessment was required to be performed.

Using the income approach, with the discount rate selected considering and capturing the related risk associated with the forecast, the Company compared the fair value of the reporting unit to carrying value. Based on the results, the carrying value of the hemp/cannabis reporting unit exceeded its fair value and the goodwill was determined to be impaired and $33,360, representing the full amount of goodwill recorded to the hemp/cannabis reporting unit, was written off as impaired during the quarter ended September 30, 2023.

The impairment charge is the result of the Company's Step-1 goodwill impairment test for the hemp/cannabis reporting unit, which reflected a decrease in the future expected cash flows related to bulk ingredient and CDMO+D product sales, along with increases in discount rates to reflect the uncertainty of future cash flows. Estimating the fair value of goodwill requires the use of estimates and significant judgments that are based on a number of factors, including unobservable level 3 inputs. These estimates and judgments may not be within the control of the Company and accordingly it is reasonably possible that the judgments and estimates could change in future periods.

Other Intangible Assets, Net

Our other intangible assets, net at September 30, 2023 and December 31, 2022 consisted of the following:

	Gross	Accumulated		Net Carrying
September 30, 2023	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$5,838	$(3,883)	$—	$1,955
License fees	7,446	(2,209)	(3,037)	2,200
Customer relationships	5,800	(737)	(5,063)	—
Total amortizing intangible assets	$19,084	$(6,829)	$(8,100)	$4,155
Indefinite-lived:
Tradename and trademarks	$3,340	NA	$(3,147)	$193
U.K. FSA portfolio[1]	1,770	NA	(1,770)	—
MSA signatory costs	2,202	NA	-	2,202
License fee for predicate cigarette brand	350	NA	-	350
Total indefinite-lived intangible assets	$7,662	NA	$(4,917)	$2,745
Total intangible assets, net	$26,746	$(6,829)	$(13,017)	$6,900
[1] includes foreign exchange fluctuation, which for the three and nine month period ended September 30, 2023 was not material

	Gross	Accumulated	Net Carrying
December 31, 2022	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$6,513	$(3,711)	$2,802
License fees	3,876	(1,446)	2,430
Customer relationships	5,800	(20)	5,780
Total amortizing intangible assets	$16,189	$(5,177)	$11,012
Indefinite-lived:
Tradename and trademarks			$3,289
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$5,841
Total intangible assets, net			$16,853

See Note 2 “Business Acquisitions” for additional details regarding goodwill and intangible assets acquired as a result of the acquisitions of RXP and GVB, including any measurement period adjustments.

When acquiring certain assets, the Company assesses whether the acquired assets are a result of a business combination or a purchase of an asset. During the second quarter of 2023, the Company acquired a set of similar identifiable intangible assets relating to a license to manufacture and distribute Cookies branded hemp-derived hemp/cannabis products to retailers within the United States. The Company purchased the license for 333,334 shares of common stock and capitalized $75 of costs associated with acquiring the license as an intangible asset. The resulting intangible asset of $3,645 was being amortized over 3 years. Subsequently, during the third quarter of 2023, the Cookies license was written-off and fully impaired in the amount of $3,037.

During the three and nine months ended September 30, 2023, the Company abandoned, impaired and recorded a write-off of $135 related to tobacco patents and equipment and $834 of hemp/cannabis patents and licenses that were deemed to have no future use relative to the Company’s ongoing strategy.

In connection with the events and circumstances that led to an impairment triggering event identified for the hemp/cannabis reporting unit during the third quarter of 2023, the Company evaluated the recoverability of its hemp/cannabis other intangible assets, net and long-lived assets to determine whether any assets or asset groups were impaired. The Company determined that the carrying value of certain tradenames, patents and license intangible assets, net were greater than their fair value, as these intangible assets related to hemp/cannabis operations. Therefore, the Company recorded additional provision for impairment in the amount of $9,980. Additionally, through a similar analysis, the Company recorded provision for impairment of $5,876 for hemp/cannabis manufacturing equipment property, plant and equipment and $4,034 for hemp/cannabis operating lease right-of-use assets related to manufacturing facilities. The undiscounted cash flow analysis and fair value determination requires the use of estimates and significant judgments that are based on a number of factors, including unobservable level 3 inputs. These estimates and judgments may not be within the control of the Company and accordingly it is reasonably possible that the judgments or estimates could change in future periods.

During the third quarter of 2023, the Company also reviewed the portfolio of tobacco related patents, licenses, and intellectual property recorded as other intangible assets, net, indefinite lived intangible assets, and long-lived assets and concluded based on the nature and use of the related assets, the events and circumstances identified did not require further recoverability analysis to be performed. The Company record impairment charges of $55 related to certain corporate property, plant and equipment assets.

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Cost of goods sold	$3	$3	$9	$8
Sales, general, and administrative	543	12	1,324	12
Research and development	180	163	526	482
Total amortization expense	$726	$178	$1,859	$502

Estimated future intangible asset amortization expense based on the carrying value as of September 30, 2023 is as follows:

	Remainder of 2023	2024	2025	2026	2027	Thereafter
Amortization expense	$164	$655	$655	$547	$520	$1,614

NOTE 5. – INVESTMENTS & OTHER ASSETS

The total carrying value of the Company’s investments at September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
Change Agronomy Ltd. ordinary shares	$682	$682
Total investments	$682	$682

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

In accordance with ASU 2019-04, a foreign currency-denominated equity investments that are measured using the measurement alternative are nonmonetary items that should be remeasured using their historical exchange rates. Accordingly, for the three and nine months ended September 30, 2023 and 2022 there is no foreign currency exchange gain or loss recorded in the Condensed Consolidated Statement of Operations and Comprehensive Loss related to the investment in Change Agronomy Ltd.

During the three and nine months ended September 30, 2023 and 2022, respectively, there were no impairment triggering events identified for investments.

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

The Promissory note receivable was originally valued at $3,684 ($4,300 face value less $616 discount) and is included within the Condensed Consolidated Balance Sheets as “Other Assets.” Subsequently, on December 31, 2022 the Company and Panacea Life Sciences Holdings, Inc. entered into a settlement agreement in which the Company agreed to a reduction to the face value of the Promissory note receivable of $500, in exchange for resolution to all contractual requirements from the June 30, 2021 Promissory Note Exchange Agreement and Securities Exchange Agreement surrounding the investment and business relationship. Accordingly, the Company recognized an extinguishment charge of note receivable of $500 less adjusted discount of $51 during the year-ended December 31, 2022. As of September 30, 2023, the Company intended to hold the remaining outstanding Promissory note receivable to maturity and the associated discount will be amortized into interest income over the term of the note. As of October 16, 2023, the Promissory note was fully assigned; refer to Note 17 “Subsequent events”

The following table provides the promissory note receivable balance:

	September 30,	December 31,
	2023	2022
Promissory note receivable	$3,490	$3,410

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

The following table presents information about our assets and liabilities measured at fair value as of September 30, 2023 and December 31, 2022, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets
Restricted cash	7,500	—	—	7,500
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total assets	$7,500	$—	$682	$8,182
Liabilities
Detachable warrants	$—	$—	$3,675	$3,675
Contingent consideration	—	—	952	952
Total liabilities	$—	$—	$4,627	$4,627

	Fair Value
	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$10,163	$—	$—	$10,163
Corporate bonds	—	7,031	—	7,031
U.S. treasury securities	—	999	—	999
Change Agronomy Ltd. ordinary shares	—	—	682	682
Total assets	$10,163	$8,030	$682	$18,875

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

Contingent Consideration

On January 19, 2023, the Company acquired the assets and liabilities of RXP, a privately-held company based in the U.K. The contingent consideration at September 30, 2023 is the estimated fair value of the Company’s obligations, under the sale and purchase agreement for RXP, to make additional equity based payments if certain revenue goals are met.

The following table presents the changes in the estimated fair values of the Company’s liabilities for contingent consideration measured using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023:

Fair value measurement at January 1, 2023	$—
Initial measurement (see Note 2)	1,138
Fair value measurement adjustment	22
Fair value measurement at March 31, 2023	$1,160
Fair value measurement adjustment	(217)
Fair value measurement at June 30, 2023	$943
Fair value measurement adjustment	9
Fair value measurement at September 30, 2023	$952

As of September 30, 2023, the current portion of contingent consideration liabilities included in Other current liabilities was $606, and the non-current portion included in Other long-term liabilities on the Condensed Consolidated Balance Sheets was $346.

The following table provides quantitative information associated with the fair value measurement of the Company’s liabilities for contingent consideration as of September 30, 2023:

	Maximum Payout			Weighted Average
Contingency Type	(undiscounted)	Fair Value	Unobservable Inputs	or Range
Revenue-based payments	$1,550	$952	Discount rate	15%
			Projected year(s) of payment	2024-2026

Detachable Warrants

The following table sets forth a summary of the changes in fair value of the Company’s stock warrants accounted for as liabilities (Level 3 asset) for the period ended September 30, 2023:

Fair value measurement at January 1, 2023	$—
Initial measurement (see Note 1 and 10)	4,214
Fair value measurement adjustment	139
Fair value measurement at March 31, 2023	$4,353
Fair value measurement adjustment	584
Fair value measurement at June 30, 2023	$4,937
Fair value measurement adjustment	(1,262)
Fair value measurement at September 30, 2023	$3,675

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

The JGB detachable warrants were measured at September 30, 2023 using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.6%
Expected volatility per year	97.9%
Expected dividend yield	—%
Contractual expiration	4.9	years
Exercise price	$12.828
Stock price	$0.98

The Omnia detachable warrants were measured at September 30, 2023 using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.6%
Expected volatility per year	90.9%
Expected dividend yield	—%
Contractual expiration	6.9	years
Exercise price	$12.828
Stock price	$0.98

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2023, the Company’s non-recurring fair value measurements consisted of the fair value of impaired long-lived assets, including goodwill, other intangible assets, net, and property, plant and equipment, net that were determined using Level 3 inputs. See Note 4 “Goodwill and Other Intangible Assets, Net”. During the three months ended September 30, 2022, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 7. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of three-year $21,053 Debentures (as defined below) and $2,865 subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment.

Debt related to the Senior Secured Credit Facility and Subordinate Note as of September 30, 2023, consists of the following:

	September 30,	December 31,
	2023	2022
Senior Secured Credit Facility	$22,105	$—
Subordinated Note	3,315	—
Unamortized discount on loan and deferred debt issuance costs	(7,255)	—
Total current portion of long-term debt	$18,165	$—

Debentures

On March 3, 2023, the Company entered into a Securities Purchase Agreement with each of the purchasers party thereto (collectively, the “Purchasers”) and JGB Collateral, LLC, as collateral agent for the Purchasers (the “Agent”) which pursuant to the agreement, the Company sold 5% original issuance discount senior secured debentures with an aggregate principal amount of $21,053. The Debentures bear interest at a rate of 7% per annum, payable monthly in arrears as of the last trading day of each month and on the maturity date. The Debentures mature on March 3, 2026. At the Company’s election, subject to certain conditions, interest can be paid in cash, shares of the Company’s common stock, or a combination thereof. The Debentures are subject to an exit payment equal to 5% of the original principal amount, or $1,053, payable on the maturity date or the date the Debentures are paid in full (the “Exit Payment”). Any time after, March 3, 2024, the Company may irrevocably elect to redeem all of the then outstanding principal amount of the Debentures for cash in an amount equal to the entire outstanding principal balance, including accrued and unpaid interest, the Exit Payment and a prepayment premium in an amount equal to 3% of the outstanding principal balance as of the prepayment date (collectively, the “Prepayment Amount”). Upon the entry into a definitive agreement that would effect a change in control (as defined in the Debentures) of the Company, the Agent may require the Company to prepay the outstanding principal balance in an amount equal to the Prepayment Amount. Commencing on March 3, 2024, at its option, the holder of a Debenture may require the Company to redeem 2% of the original principal amount of the Debentures per calendar month which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof.

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

The Company was not expected to be in compliance with its financial covenant tied to minimum consolidated Revenues, net of $18,500, for the three months ended September 30, 2023. The Company has obtained a waiver with the lender executed on October 16, 2023; accordingly no event of default has occurred. See Note 17 “Subsequent Events.”

Based on the remaining uncertainty associated with maintaining compliance with the financial covenants through the next four quarters, or one year from the date of issuance of these Condensed Consolidated Financial Statements, the outstanding debt balance under the Senior Secured Credit Facility is presented as Current portion of long term debt on the Condensed Consolidated Balance Sheets.

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

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK Interest accrues monthly at a compounding rate of 26.5% per annum. For the three and nine months ended September 30, 2023 the PIK Interest accrual amounts were $201 and $450, respectively. The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The maturity date of the Subordinated Note is May 1, 2024. The Subordinated Note includes customary event of default provisions. The Subordinated Note is subordinated to the Debenture pursuant to a Subordination Agreement between the Company, the Agent and Omnia.

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

Contractual maturities under the Senior Secured Credit Facility and Subordinate Note for the remainder of 2023 and through maturity, excluding any discounts or premiums, as of September 30, 2023 is as follows:

	Remainder of
	2023	2024	2025	2026	2027	Thereafter
Future minimum principal payments	$—	$2,354	$—	$15,811	$—	$—

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

Total
Issuance	$(8,698)
Amortization during the period	171
March 31, 2023	$(8,527)
Amortization during the period	594
June 30, 2023	$(7,933)
Amortization during the period	678
September 30, 2023	$(7,255)

NOTE 8. – NOTES & LOANS PAYABLE

The table below outlines our notes payable balances as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Insurance loans payable	$1,314	$780
Vehicle loans	127	128
Total current notes and loans payable	$1,441	$908

Bridge loan	$—	$2,814
Vehicle loans	156	187
Total long-term notes and loans payable	$156	$3,001

Insurance loans payable

During the second quarter of 2023, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $1,626. The Company paid $285 as a premium down payment and financed the remaining $1,341 of policy premiums over ten months at a 7.88% annual percentage rate. Additionally, during the third quarter of 2023, the Company expanded its D&O coverage, resulting in additional financing of $143, at 9.38% annual percentage rate over six months.

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

Estimated future principal payments to be made under the above notes and loans payable as of September 30, 2023 are as follows:

Remainder of 2023	$756
2024	715
2025	68
2026	20
2027	15
Thereafter	23
Total	$1,597

NOTE 9. – OTHER OPERATING EXPENSES, NET

The components of “Other operating expenses, net” were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Grass Valley fire:
Professional services	$53	$—	$377	$—
Total Grass Valley fire	53	—	377	—

Restructuring costs:
Impairment of intangible assets (see Note 4)	13,986	—	13,986	—
Impairment of fixed assets	5,931	—	5,931	—
Impairment of right-of-use assets	4,034	—	4,034	—
Professional services	207	—	207	—
Severance (see Note 1)	159	—	159	—
Total Restructuring costs	24,317	—	24,317	—

Acquisition and transaction costs	218	43	357	882
Needlerock Farms settlement (see Note 11)	9	—	765	—
Gain on change in warrant liability (see Note 6)	(1,262)	—	(540)	—
Loss (gain) on change in contingent consideration (see Note 6)	9	—	(186)	—
Gain on sale or disposal of property, plant and equipment	—	(2)	(173)	(2)
Total other operating expenses, net	$23,344	$41	$24,917	$880

Grass Valley fire

In November 2022, there was a fire at our Grass Valley manufacturing facility in Oregon, which manufactures bulk ingredients, primarily CBD isolate and distillate. The Company has incurred continuous expenses throughout 2023 related to consulting, legal and demolition at this facility.

Restructuring costs

During the third quarter of 2023, the Company undertook various restructuring activities in an effort to better align its internal organizational structure and costs with its strategy, as well as preserve liquidity. As a component of the restructuring, the Company has initiated a process to evaluate strategic alternatives with respect to the Company’s assets and implemented cost cut initiatives. These processes included consideration of a range of strategic, operational and financial transactions and alternatives, such as business combinations, asset sales, licensing agreements, alternate financing strategies and other options.

As a result, the Company incurred $24,317 in restructuring costs in the three and nine months ended September 30, 2023, which included costs related to employee termination, professional services and consulting, and long-lived asset impairment.

NOTE 10. – CAPITAL RAISE AND WARRANT ACTIVITY

The following table summarizes the Company’s warrant activity:

Warrants outstanding at January 1, 2023	1,138
Issued	378
Warrants outstanding at March 31, 2023	1,516
Issued	912
Warrants outstanding at June 30, 2023	2,428
Issued	10,304
Warrants outstanding at September 30, 2023	12,732

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

As a result of the June 19, 2023 offering described below, certain of the July 2022 Investors and the Company entered a warrant reprice letter (the “Warrant Repricing”) and agreed to reduce the exercise price on the previously issued 747,974 warrants owned by the investors participating in the June 19, 2023 offering from $30.75 to $7.05 and to add a provision in the warrants that upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, such exercise price shall be lowered to such price at which the shares were offered. The Warrant Repricing is accounted for as a modification of a freestanding equity-classified written call option, and therefore resulted in an immediate and incremental increase of approximately $2,025 in the estimated fair value of the related 747,974 warrants, recorded as a component of Capital in excess of par value, with an offsetting equal amount recorded as equity issuance costs.

As a result of subsequent offerings, the exercise price on 747,974 warrants was automatically adjusted triggering non-cash deemed dividend as a result of the down-round adjustments. In July 2023 the exercise price was adjusted to $3.80 and $2.42, respectively, and further in October 2023 was adjusted to $0.525. See “Subsequent Events.”

The remaining 390,247 previously issued July 2022 Warrants were not repriced and remain at an exercise price of $30.75 on their original terms.

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

As a result of the offerings, the exercise price on the 747,974 warrants was automatically adjusted triggering non-cash deemed dividend as a result of the down-round adjustments. In July 2023 the exercise price was adjusted to $3.80 and $2.42, respectively, and further in October 2023 was adjusted to $0.525. See “Subsequent Events.”

July 6, 2023 Registered Direct Offering.

On July 6, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $3,000 of shares and warrants, consisting of an aggregate of 778,634 shares of common stock and 1,557,268 warrants to purchase an equal number of shares, at a purchase price of $3.80 per unit. The warrants are exercisable six months after issuance at an exercise price of $3.80 per share of common stock and expire on January 10, 2029. The net proceeds to the Company from the offering were approximately $2,722.

As a result of subsequent offerings, the exercise price on 1,557,268 warrants was automatically adjusted triggering non-cash deemed dividend as a result of the down-round adjustments. In July 2023 the exercise price was adjusted to $2.42 and further in October 2023 was adjusted to $0.525. See “Subsequent Events.”

July 19, 2023 Registered Direct Offering.

On July 19, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $11,700 of shares and warrants, consisting of an aggregate of 4,373,219 shares of common stock and 8,746,438 warrants to purchase an equal number of shares, at a purchase price of $2.67 per unit. The warrants are exercisable immediately at an exercise price of $2.42 per share of common stock and expire five years after issuance. The net proceeds to the Company from the offering were approximately $10,742.

As a result of a subsequent offering, the exercise price on 8,746,438 warrants was automatically adjusted triggering non-cash deemed dividend as a result of the down-round adjustment. In October 2023 the exercise price was adjusted to $0.525. See “Subsequent Events.”

March 2023 JGB Warrants

In connection with the sale of the Debentures, the Company issued the JGB Warrants to purchase up to 333,334 shares of common stock for an exercise price of $19.125 per share. The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $19.125 per share, determined as a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. The JGB warrants initial fair value of $4,475 net of issuance costs of $139 (see Note 6), of which half of the warrants meet the criteria for liability classification due to a contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $15.00 upon certain conditional events such as change in control or event of default. Accordingly, half of the warrants are classified as Other long-term liabilities on the Condensed Consolidated Balance Sheets. The remainder of the JGB warrants are equity classified and recorded as a component of Capital in excess of par value.

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

The Company redeemed 166,667 of such warrants for an aggregate put price equal to $2,500.  See Note 17 “Subsequent Events.”

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

Nine Months Ended
September 30,
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

A

				Future Commitments
Commitment	Counter Party	Product Relationship	Commitment Type	2023	2024	2025	2026	2027 & After	Total
Research Agreement	KeyGene	Hemp / Cannabis / Hops	Contract fee	$1,824	$2,081	$1,589	$1,302	$328	$7,124	(1)
License Agreement	NCSU	Tobacco	Minimum annual royalty	—	100	100	100	1,000	1,300	(2)
Research Agreement	NCSU	Tobacco	Contract fee	95	114	—	—	—	209	(3)
Growing Agreements	Various	Tobacco	Contract fee	119	127	—	—	—	246	(4)
				$2,038	$2,422	$1,689	$1,402	$1,328	$8,879

(1)	Exclusive agreement with the Company in the field of the Cannabis Sativa L. plant. The initial term of the agreement was five years with an option for an additional two years. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first-quarter 2024 to first-quarter 2027, and preserves the Company’s option for an additional 2-year extension, now through first quarter of 2029. On March 30, 2022, the Company and KeyGene entered into a new Framework Collaborative Research Agreement for a term of three years at an aggregate cost of $1,830 in the field related to the hops plant.

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

(2)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs. Additionally, see Note 17 “Subsequent events.”
(3)	On August 4, 2023, the Company entered into a one-year Sponsored Project Agreement with NCSU for continued research of tobacco alkaloid formation.
(4)	Various R&D growing agreements for tobacco.

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

The parties participated in a mediation on March 21, 2023 and reached an initial memorandum of understanding for settlement in principle to resolve the litigation and release all claims against the Company. On April 25, 2023, the parties filed with the Court the Motion for Preliminary Approval of the Settlement, which includes the final terms of the proposed settlement. The Court preliminarily approved the settlement on June 30, 2023, and scheduled a further settlement hearing for October 3, 2023. The Court entered the Final Judgment and Order of Dismissal with Prejudice of the action on October 23, 2023. The settlement amount that the defendants paid is $3,000 and is fully covered by the Company’s insurance, which has been funded by the Company’s insurance carrier in an escrow account and anticipated to be disbursed in the fourth quarter of 2023. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of September 30, 2023.

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

On March 25, 2020, the Court ordered the Broccuto and Wayne cases consolidated and stayed pursuant to a joint stipulation from the parties. On June 27, 2022, the Court ordered that the stay continue until thirty (30) days after the District Court rules on the renewed Motion to Dismiss the Amended Complaint in the Noto Class Action case. As a result of the Court’s denial of the Motion to Dismiss the Amended Complaint, the June 27, 2022 stay will be lifted. No trial date has been set. The parties participated in a mediation on March 21, 2023, and a subsequent mediation on October 17, 2023, which process is continuing.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is alleging breach of contract, breach of duty of good faith and fair dealing and negligence per se. The Company is seeking full recovery of its business interruption claim under the policy plus direct, indirect and consequential damages resulting from Dorchester’s continued delay in issuing coverage payments. Discovery is ongoing.

Needle Rock Farms – Settlement Agreement

During March 2023, the Company negotiated and entered into a settlement agreement related to a water rights dispute with the adjacent property owner for Needle Rock Farms in which the Company agreed to pay $250 in cash upon execution of the settlement, transferred certain farm equipment with net book value of $272, and accrued an additional payment of $225 that is contingent on either the sale of the farm or will be paid within one year. The total charges of $747 recorded in connection with the settlement agreement is included within Other operating expenses, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 12 – EQUITY- BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s stockholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. The 2021 Omnibus Incentive Plan was amended on June 16, 2023, increasing the authorized shares by 233,334. As of September 30, 2023, the Company had available 436,775 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales, general, and administrative	$555	$2,201	$3,099	$4,431
Research and development	21	46	138	135
Total RSUs and stock option compensation	$576	$2,247	$3,237	$4,566

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2023 through September 30, 2023.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
	in thousands	$ per share
Unvested at January 1, 2023	269	$31.88
Granted	293	12.44
Vested	(122)	31.16
Forfeited	(2)	36.35
Unvested at March 31, 2023	438	19.06
Vested	(25)	22.47
Forfeited	(22)	17.77
Unvested at June 30, 2023	391	18.92
Forfeited	(75)	20.86
Unvested at September 30, 2023	316	$18.45

The fair value of RSUs that vested during the nine months ended September 30, 2023 was approximately $1,838 based on the stock price at the time of vesting. As of September 30, 2023, unrecognized compensation expense for RSUs amounted to $3,280 which is expected to be recognized over a weighted average period of approximately 1.7 years. In addition, there is approximately $786 of unrecognized compensation expense that requires the achievement of certain milestones which are not yet probable.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during the nine months ended September 30, 2023. A summary of the status of stock options activity since January 1, 2023 and at September 30, 2023 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
	in thousands	$ per share
Outstanding at January 1, 2023	327	$24.82
Expired	(7)	$41.40
Outstanding at March 31, 2023	320	$24.74	2.1	years	$—
Outstanding at June 30, 2023	320	$24.74	1.8	years	$—
Expired	(92)	$21.34
Outstanding at September 30, 2023	228	$26.12	2.0	years	$—
Exercisable at September 30, 2023	221	$25.74	1.9	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of September 30, 2023, there is approximately $190 of unrecognized compensation expense for stock options that requires the achievement of certain milestones which are not yet probable.

NOTE 13. – EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2023 and 2022, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

	(in thousands, except for per-share data)
Net loss	$(72,720)	$(13,102)	$(111,441)	$(33,518)
Deemed dividend from trigger of anti-dilution provision feature	—	—	(367)	—
Deemed dividend related to down-round features	(564)	—	(564)	—
Net loss available to common shareholders	$(73,284)	$(13,102)	$(112,372)	$(33,518)
Weighted average common shares outstanding - basic and diluted	19,887	14,009	16,411	12,351
Basic and diluted loss per common share	$(3.68)	$(0.94)	$(6.85)	$(2.71)

Anti-dilutive shares are as follows as of September 30:
Warrants	12,732	1,138	12,732	1,138
Options	228	327	228	327
Restricted stock units	316	212	316	212
	13,276	1,677	13,276	1,677

NOTE 14. – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table is a summary of the components and activity of Accumulated Other Comprehensive Income (Loss) (“AOCI”) for the nine months ended September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30, 2023

	Corporate	Foreign
	securities/	Translation	Pre-tax		Net of
	investments	Adjustment	Amount	Tax	Tax Amount
Balance at January 1, 2023	$(112)	$1	$(111)	$—	$(111)
Unrealized gain on short-term investment securities	61	—	61	—	61
Foreign currency translation	—	(4)	(4)	—	(4)
Reclassification of realized losses to net loss	13	—	13	—	13
Balance at March 31, 2023	$(38)	$(3)	$(41)	$—	$(41)
Unrealized loss on short-term investment securities	10	—	10	—	10
Foreign currency translation	—	42	42	—	42
Reclassification of realized losses to net loss	28	—	28	—	28
Balance at June 30, 2023	$(0)	$39	$39	$—	$39
Foreign currency translation	—	(69)	(69)	—	(69)
Balance at September 30, 2023	$(0)	$(30)	$(30)	$—	$(30)

	Nine Months Ended September 30, 2022

	Corporate	Foreign
	securities/	Translation	Pre-tax		Net of
	investments	Adjustment	Amount	Tax	Tax Amount
Balance at January 1, 2022	$(162)	$—	$(162)	$—	$(162)
Unrealized loss on short-term investment securities	(400)	—	(400)	—	(400)
Balance at March 31, 2022	$(562)	$—	$(562)	$—	$(562)
Unrealized loss on short-term investment securities	(69)	—	(69)	—	(69)
Reclassification of realized losses to net loss	108	—	108	—	108
Balance at June 30, 2022	$(523)	$—	$(523)	$—	$(523)
Unrealized loss on short-term investment securities	(19)	—	(19)	—	(19)
Reclassification of realized losses to net loss	35	—	35	—	35
Balance at September 30, 2022	$(507)	$—	$(507)	$—	$(507)

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Tobacco revenue from the sale of the Company’s products, which include excise taxes and shipping and handling charges billed to customers, is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at September 30, 2023 and December 31, 2022. Excise taxes recorded in Cost of Goods Sold on the Condensed Consolidated Statement of Operations and Comprehensive Loss for the three months ended September 30, 2023 and 2022 were $2,554 and $3,747, respectively. Excise taxes for the nine months ended September 30, 2023 and 2022 were $7,990 and $9,299, respectively.

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

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by major product line because the Company believes it best depicts the nature, amount, and timing of revenue and cash flows. Revenue recognized from Tobacco products transferred to customers over time represented 57% and 63%, respectively, of total Tobacco revenue for the three and nine months ended September 30, 2023, compared to 74% and 73%, respectively, for the three and nine months ended September 30, 2022. Revenue recognized from Hemp/cannabis products is all recognized point-in-time.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tobacco	$7,871	$11,535	$24,848	$30,551
Hemp/cannabis	9,940	7,848	38,352	12,354
Total revenues, net	$17,811	$19,383	$63,200	$42,905

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	September 30,
	2023		2022
	Tobacco	Hemp/cannabis	Tobacco	Hemp/cannabis
Customer A	37.80%	*	42.14%	*
Customer B	18.00%	*	*	*
Customer C	21.97%	*	7.06%	*
Customer D	*	*	14.33%	*
Customer E	*	12.82%	*	11.25%
Customer F	*	25.39%	*	11.22%
Customer G	*	*	*	17.52%
All other customers	22.23%	61.79%	36.47%	60.01%

*Less than 10% of product line’s total revenues for the period.

	Nine Months Ended
	September 30,
	2023		2022
	Tobacco	Hemp/cannabis	Tobacco	Hemp/cannabis
Customer A	34.92%	*	23.05%	*
Customer B	24.44%	*	23.11%	*
Customer C	13.72%	*	14.48%	*
Customer D	*	*	17.17%	*
Customer E	*	*	*	*
Customer F	*	18.33%	*	16.48%
Customer G	*	*	*	13.41%
All other customers	26.92%	81.67%	22.19%	70.11%

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

Total contract assets and contract liabilities are as follows:

	September 30,	December 31,
	2023	2022
Unbilled receivables	$1,745	$354
Deferred income	(704)	(831)
Net contract assets (liabilities)	$1,041	$(477)

During the nine months ended September 30, 2023, the Company recognized $802 of revenue that was included in the contract liability balance as of December 31, 2022. During the nine months ended September 30, 2022, the Company recognized $119 of revenue that was included in the contract asset balance as of December 31, 2021.

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

The following table presents revenues, net by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tobacco	$7,871	$11,535	$24,848	$30,551
Hemp/cannabis	9,940	7,848	38,352	12,354
Total revenues, net	$17,811	$19,383	$63,200	$42,905

The following table presents loss from continuing operations for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Tobacco	$2,798	$1,674	$10,072	$3,337
Hemp/cannabis	62,655	4,326	74,604	7,316
Total segment operating loss	65,453	6,000	84,676	10,653
Unallocated operating expenses	6,029	9,268	23,983	23,238
Operating loss	71,482	15,268	108,659	33,891
Tobacco other (income) expense, net	—	—	10	—
Hemp/cannabis other (income) expense, net	25	136	50	203
Unallocated other expense, net	1,213	279	2,676	2,005
Loss before income taxes	$72,720	$15,683	$111,395	$36,099

The hemp/cannabis segment included impairment charges and write-downs in total of $58,808 recorded during the third quarter of 2023. Refer to Note 1, Note 4, and Note 9 for additional information on the nature of such charges.

The following table presents total assets for the Company’s reportable segments as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Tobacco	$21,271	$15,748
Hemp/cannabis	18,747	65,965
Total reportable segments	40,018	81,713
Unallocated assets	24,178	32,938
Total assets	$64,196	$114,651

The following table presents capital expenditures for the Company’s reportable segments for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
Tobacco	$717	$589
Hemp/cannabis	2,864	1,495
Total reportable segments	3,581	2,084
Unallocated expenditures for long-lived tangible assets	370	417
Total expenditures	$3,951	$2,501

NOTE 17. – SUBSEQUENT EVENTS

Senior Secured Credit Facility Amendment

On October 16, 2023, the Company entered into a Waiver and Amendment Agreement (the “ Credit Facility Amendment”) with each of the subsidiaries of the Company executing the Debentures, the Purchasers and the Agent, pursuant to which, among other things, (a) the Purchasers waived an event of default under Section 7(d) of the Debentures which required the Company to achieve revenue of at least $18,500 for the quarter ended September 30, 2023 (the “waiver”), (b) the parties agreed to amend Schedule E of the Debentures to reduce the Revenue Target (as such term is defined in the Debentures), for the quarter ended December 31, 2023, to $15,500, and (c) the Company agreed to release to the Purchasers the $7,500 that the Company was required to maintain in a separate account (the “Escrow Funds”) which Escrow Funds were be applied to, and reduce, the outstanding principal amount of the Debentures on a dollar-for-dollar basis.

Additionally, as additional consideration for the waiver, the Company agreed to assign, transfer and convey to the Agent, the Company’s entire right, title and interest in and to (i) the Promissory Note made by J&N Real Estate Company, L.L.C. (“J&N”) payable to the Company in the principal amount of $3,800 and (ii) the Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing dated June 30, 2021, between J&N, as borrower, for the benefit of the Company, as lender (collectively, the “Pledged Indebtedness”). Upon assignment of the Pledged Indebtedness, the Company will recognize as a non-monetary transaction, $2,600 of consideration in exchange to be applied as a $2,000 reduction of the Put Price (as defined below) and $600 reduction of the outstanding principal amount of Debentures.

In connection with the waiver, the Company and Purchasers agreed to exercise the outstanding put provision to redeem 166,667 Warrants for an aggregate put price equal to $2,500 (the “Put Price”), which is concurrently reduced by $2,000, as described above, with the remaining $500 payable by the Company on the Maturity Date. No cash was exchanged as a result of executing the Credit Facility Amendment.

The Credit Facility Amendment contains customary reaffirmations, reconfirmations of security interests and subsidiary guarantees, and representations and warranties typical for a waiver and amendment of this type.

Increase in Authorized Shares

On October 16, 2023, our stockholders approved an amendment (the “Articles Amendment”) to our Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from thirty-three million three hundred thirty-three thousand and three hundred thirty-four (33,333,334) shares to sixty-six million, six hundred sixty-six thousand sixty hundred sixty-seven (66,666,667), which Articles Amendment was filed and effective with the Secretary of the State of Nevada on October 16, 2023.

October 2023- Public Equity Offering

On October 17, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered public offering, (i) an aggregate of 7,600,000 shares of the Company’s common stock, par value $0.00001 per share, (ii) warrants to purchase 20,000,000 shares of common stock (the “Common Warrants”) and (iii) pre-funded warrants to purchase 2,400,000 shares of common stock (the “Pre-Funded Warrants”). The Common Warrants have an exercise price of $0.525, are immediately exercisable and have a term of exercise equal to five years following the original issuance date. The Pre-Funded Warrants have an exercise price of $0.0001, are immediately exercisable and will be able to be exercised at any time after their original issuance until such Pre-Funded Warrants are exercised in full. The shares were offered at a combined public offering price of $0.525 per share and two accompanying Common Warrants. The Pre-Funded Warrants were offered at a combined public offering price of $0.5249 per Pre-Funded Warrant and two accompanying Common Warrants.

In addition, the Company issued the placement agent warrants to purchase up to 1,000,000 shares of common stock (equal to 10% of the aggregate number of shares and Pre-Funded Warrants sold in the offering) at an exercise price of $0.65625, which represents 125% of the public offering price per share and accompanying Common Warrant. The placement agent agreed not to exercise the such warrants until the Company subsequently increases its authorized shares of common stock.

The offering closed on October 19, 2023 with gross proceeds to the Company of approximately $5,250, before deducting the placement agent fees of $367 and other offering expenses payable by the Company of approximately $288. As a result of the offering, the exercise price on 11,799,654 previously outstanding warrants were automatically adjusted from $2.42 per share to $0.525 per share.

The Pre-Funded Warrants were subsequently exercised on a cashless basis in October 2023, resulting in issuance of 2,399,512 shares of common stock.

Tobacco - NCSU Technology License

The Company signed on November 1, 2023, an additional reduced nicotine content technology license with North Carolina State University. On the date of signing, the Company paid to NCSU a non-refundable license fee of $250 and as partial consideration the Company will grant NCSU an award of common stock equal to $100 within fifteen business days. Additional consideration will be paid at successive intervals of the license following a schedule over two years for a total of up to $650, unless earlier terminated by the Company.

The latest license provides additional modes of efficiently producing reduced nicotine content tobacco plants, extending the Company’s already extensive IP portfolio. The license will provide the Company exclusive rights to the technology, which the term shall continue on a country by-country basis until the date of expiration of the last to expire of the patent rights and/or plant variety rights, including any renewals or extensions thereof, or nineteen (19) years from the effective date of this license agreement if no patents in the patent rights and/or plant variety rights are issued in the applicable country.

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

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Forward looking statements include, but are not limited to, statements regarding (i) our ability to continue as a going concern, (ii) our expectations regarding our debt obligations, (iii) our financial and operating performance, (iv) our strategic alternatives, including our cost savings initiatives, (v) our expectations regarding regulatory enforcement (vi) our products, and (vii) the volatility of our common stock and warrants. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” herein and in our Annual Report on Form 10-K filed on March 9, 2023. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

Our Business

22nd Century Group, Inc. is a leading biotechnology company focused on utilizing advanced plant technologies to improve health and wellness with reduced nicotine tobacco, hemp/cannabis and hops.

On September 5, 2023, the Company announced its intent to explore strategic alternatives, including engaging financial advisors, in an effort to maximize shareholder value. While the initial focus was primarily on 22nd Century Inc.’s tobacco portfolio, the Company subsequently received indications of interest regarding its other assets, in addition to tobacco. The Company continues to be committed to the process of exploring a wide range of strategic, operational, and financial transactions and alternatives. We have also engaged a financial advisor to assist us in this strategic process with respect to identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity.  If capital is not available to the Company when, and in the amounts needed, it could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that the Company will be able to raise the capital it needs to continue operations.

Recent Highlights and Other Events

●	Capital Markets Transactions
o	The Company completed registered direct offerings in July 2023, for total gross proceeds of approximately $14,635, before expenses and a public offering in October 2023 for total gross proceeds of approximately $5,250, before expenses.
o	In October 2023, the Company reduced the outstanding principle of it Senior Secured Credit Facility by $8,100.
●	Cost Savings & Reduction of Operating Expenses
o	During July 2023, the Company implemented a cost savings initiative intended to simplify operations as it continues to tighten its focus on key end markets and operating strategies resulting in an estimated $15,000 in annualized cost reductions across its operations once fully in place.

Financial Overview

●	Net revenues for the third quarter of 2023 were $17,811, a decrease of 8.1% from $19,383 in 2022.
o	Revenue from tobacco-related products for the third quarter was $7,871 compared to $11,535 in the prior year period reflecting a decrease in unit sales of filtered cigars, partially offset by increases in unit sales of cigarettes and export cigarettes.
o	Revenue from hemp/cannabis-related products was $9,940, compared to $7,848 in the prior year third quarter, due to continued strong volume for bulk ingredient sales.
●	Gross profit for the third quarter of 2023 was a loss of $1,966 compared to profit of $619 in the prior year period.
o	Gross profit from tobacco-related products was a profit of $77, a decrease of $559 compared to the prior year period, reflecting lower unit sales in contract manufacturing products and increases in tobacco excise taxes.
o	Gross profit from hemp/cannabis-related products was a loss of $2,043 compared to a loss of $17 in the prior year. In connection with evaluation of strategic alternatives for the Company’s assets and cost cut initiatives, during the third quarter of 2023, the Company increased the reserve for excess, obsolete or expired hemp/cannabis inventory by $1,687.
●	Total operating expenses for the third quarter of 2023 increased to $69,516 compared to $15,887 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $11,199 compared to $14,528 in the prior year period, primarily driven by lower compensation and benefits and strategic consulting, partially offset by higher sales and marketing expenses and royalty, license and contract costs.

o	Research development expenses increased to $1,613, compared to $1,318 in the prior year period, driven by higher contract costs.
o	Other operating expenses, net was $23,344, primarily reflecting restructuring costs of $24,317, including impairment charges, partially offset by the change in fair value of warrant liabilities.
o	In connection with initiating a process to review strategic alternatives for the Company’s assets and implementing cost cut initiatives, during the third quarter of 2023, the Company recorded a goodwill impairment charge of $33,360.
●	Operating loss for the third quarter 2023 was $71,482, compared to a loss of $15,268 in the prior year period for the reasons described above.
●	Net loss in the third quarter of 2023 was $72,720 and basic and diluted loss per common share was $3.68 compared with net loss in the third quarter of 2022 of $13,102, and basic and diluted net loss per common share of $0.94.
●	As of September 30, 2023, we had $2,850 in cash and cash equivalents and $7,500 in restricted cash pursuant to the Senior Secured Credit Facility. In October 2023, the restricted cash was subsequently used to pay down a portion of the outstanding principle balance under the Senior Secured Credit Facility.

Our Financial Results

	Three Months Ended
	September 30	September 30	Change
	2023	2022		%
Tobacco revenues, net	$7,871	$11,535	(3,664)	(31.8)
Hemp/cannabis revenues, net	9,940	7,848	2,092	26.7
Total revenues, net	17,811	19,383	(1,572)	(8.1)
Cost of goods sold	19,777	18,764	1,013	5.4
Gross (loss) profit	(1,966)	619	(2,585)	(417.6)
Gross (loss) profit as a % of revenues, net	(11.0)%	3.2%
Operating expenses:
Sales, general and administrative ("SG&A")	11,199	14,528	(3,329)	(22.9)
SG&A as a % of revenues, net	62.9%	74.9%
Research and development ("R&D")	1,613	1,318	295	22.4
R&D as a % of revenues, net	9.1%	6.8%
Other operating expenses, net ("OOE")	23,344	41	23,303	NM
Goodwill impairment	33,360	-	33,360	NM
Total operating expenses	69,516	15,887	53,629	337.6
Operating loss	(71,482)	(15,268)	(56,214)	368.2
Operating loss as a % of revenues, net	(401.3)%	(78.8)%
Other income (expense):
Unrealized loss on investment	-	(345)	345	(100.0)
Realized loss on short-term investment securities	-	(35)	35	(100.0)
Other income, net	(12)	-	(12)	NM
Interest income, net	79	113	(34)	(30.1)
Interest expense	(1,305)	(148)	(1,157)	781.8
Total other expense	(1,238)	(415)	(823)	198.3
Loss before income taxes	(72,720)	(15,683)	(57,037)	363.7
Provision for income taxes	-	(2,581)	2,581	NM
Net loss	(72,720)	(13,102)	(59,618)	455.0
Net loss as a % of revenues, net	(408.3)%	(67.6)%
Deemed dividend from trigger of anti-dilution provision feature	-	-	-	NM
Deemed dividend related to down-round features	(564)	-	(564)	NM
Net loss available to common shareholders	$(73,284)	$(13,102)	(59,618)	455.0
Net loss per common share (basic and diluted)*	$(3.68)	$(0.94)	(2.74)	291.5

NM - calculated change not meaningful

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

	Nine Months Ended
	September 30	September 30	Change
	2023	2022		%
Tobacco revenues, net	$24,848	$30,551	(5,703)	(18.7)
Hemp/cannabis revenues, net	38,352	12,354	25,998	210.4
Total revenues, net	63,200	42,905	20,295	47.3
Cost of goods sold	68,688	41,086	27,602	67.2
Gross (loss) profit	(5,488)	1,819	(7,307)	(401.7)
Gross (loss) profit as a % of revenues, net	(8.7)%	4.2%
Operating expenses:
Sales, general and administrative ("SG&A")	39,971	30,475	9,496	31.2
SG&A as a % of revenues, net	63.2%	71.0%
Research and development ("R&D")	4,923	4,355	568	13.0
R&D as a % of revenues, net	7.8%	10.2%
Other operating expenses, net ("OOE")	24,917	880	24,037	NM
Goodwill impairment	33,360	-	33,360	NM
Total operating expenses	103,171	35,710	67,461	188.9
Operating loss	(108,659)	(33,891)	(74,768)	220.6
Operating loss as a % of revenues, net	(171.9)%	(79.0)%
Other income (expense):
Unrealized loss on investment	-	(2,046)	2,046	(100.0)
Realized loss on short-term investment securities	(41)	(143)	102	(71.3)
Other income, net	23	-	23	NM
Interest income, net	201	211	(10)	(4.7)
Interest expense	(2,919)	(230)	(2,689)	1,169.1
Total other expense	(2,736)	(2,208)	(528)	23.9
Loss before income taxes	(111,395)	(36,099)	(75,296)	208.6
Provision for income taxes	46	(2,581)	2,627	NM
Net loss	(111,441)	(33,518)	(77,923)	232.5
Net loss as a % of revenues, net	(176.3)%	(78.1)%
Deemed dividend from trigger of anti-dilution provision feature	(367)	-	(367)	NM
Deemed dividend related to down-round features	(564)	-	(564)	NM
Net loss available to common shareholders	$(112,372)	$(33,518)	(78,290)	233.6
Net loss per common share (basic and diluted)*	$(6.85)	$(2.71)	(4.14)	152.8

NM - calculated change not meaningful

*Giving retroactive effect to the 1-for-15 reverse stock split effectuated on July 5, 2023

Refer to Note 16, “Segment and Geographic Information,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding operating results for our two operating and reportable segments: (1) Tobacco, and (2) Hemp/cannabis.

Three and Nine Months Ended September 30, 2023 Compared to Three and Nine Months Ended September 30, 2022

Revenue, net

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
Tobacco	$7,871	$11,535	$24,848	$30,551
Hemp/cannabis	9,940	7,848	38,352	12,354
Total revenues, net	$17,811	$19,383	$63,200	$42,905

The decrease in revenue for the three months ended September 30, 2023, compared to the three months ended September 30, 2022, was primarily due to the decrease in tobacco revenue of $3,664, offset by an increase in hemp/cannabis revenue of $2,092.

o	Tobacco revenue was $7,871, a decrease of 31.8% from $11,535 in the prior year period, reflecting lower unit sales as a result of a planned reallocation in production resources at the Company’s NASCO facilities away from lower margin filtered cigars to higher margin VLN® and conventional cigarette products. Third quarter 2023 cartons sold of 827 compared to 1,573 in the comparable prior year period.
o	Hemp/cannabis revenue was $9,940, compared to $7,848 in the prior year period. Third quarter 2023 bulk ingredient sales volume in kilograms was 49,142 compared to 27,912 in the comparable prior year period.

The increase in revenue for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to the increase in hemp/cannabis revenue of $25,998, offset by a decrease in tobacco revenue of $5,703.

o	Tobacco revenue was $24,848, a decrease of 18.7% from $30,551 in the prior year period, reflecting lower unit sales as a result of a planned reallocation in production resources at the Company’s NASCO facilities away from lower margin filtered cigars to higher margin VLN® and conventional cigarette products. Third quarter 2023 year-to-date cartons sold of 2,591 compared to 4,427 in the comparable prior year period.
o	Hemp/cannabis revenue was $38,352, compared to $12,354 in the prior year third quarter, reflecting a full period of sales following the acquisition of GVB and continued growth in bulk ingredient sales. Third quarter 2023 year-to-date bulk ingredient sales volume in kilograms was 195,876 compared to 70,977 in the comparable prior year period (the GVB acquisition occurred on May 13, 2022).

Gross (loss) profit

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2023	2022	2023	2022
Gross (loss) profit	$(1,966)	$619	$(5,488)	$1,819
Percent of Revenues, net	(11.0)%	3.2%	(8.7)%	4.2%

The decrease in gross profit and gross profit as a percent of revenues, net for the three and nine month periods-ended September 30, 2023 as compared to September 30, 2022 is driven by declines in tobacco gross profit of ($559) and ($2,757), respectively due to lower volume due to an intentional shift in product mix and decreases in hemp/cannabis gross profit of ($2,026) and ($4,622), respectively resulting from incremental costs associated with buying and selling ingredients while the Company rebuilds its distillate and isolate manufacturing capacity following the November 2022 Grass Valley fire. In connection with evaluation of strategic alternatives for the Company’s assets and cost cut initiatives, during the third quarter of 2023, the Company increased the reserve for excess, obsolete or expired hemp/cannabis inventory by $1,687.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Compensation and benefits (a)	$(2,236)	$4,165
Strategic consulting (b)	(2,693)	435
Sales and marketing (c)	621	1,492
Administrative, public company and other expenses (d)	(75)	1,526
Depreciation and amortization (e)	576	1,406
Royalty, license and contract costs (f)	478	472
Net increase in SG&A expenses	$(3,329)	$9,496

(a) Compensation and benefits decreased for the three-month period ending September 30, 2023 due to a reduction of headcount as part of our cost cut initiatives and increased severance and equity comp expense in the prior year period due to the termination of our COO. Increases in compensation and benefits for the nine-month period ending September 30, 2023, is mainly attributable to inflationary increases, as well as increases in headcount for a portion of the year prior to our cost cut initiatives as compared to the prior year period.

(b) Decrease of strategic consulting for the three-month period ending September 30, 2023 was due to reduced spending as part of our cost cut initiatives.

(c) Increases due to the ongoing expansion of store count and launch of VLN® compared to the prior year period.

(d) Other expenses decreased for the three-month ended September 30, 2023, due to decreases of $115 of insurance expenses, $104 of travel and entertainment, $32 of legal and other expenses offset by increases of $96 for public company expenses and $79 for facilities expenses. For the nine months period ended September 30, 2023, other expenses increased due to $704 of IT and technology, $303 of travel and entertainment, $332 of facilities expense, $171 of public company expenses, and $134 of bad debt expenses, offset by a decrease of $308 of insurance expenses.

(e) Depreciation and amortization increased due to the buildout of our GVB Prineville facilities and newly acquired intangible assets in the current year period.

(f) Royalty, license and contract costs are mainly related to our contract development, manufacturing and distribution service offering licenses.

Research and development (“R&D”) expense

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Compensation and benefits (a)	$(10)	$530
Royalty, license and contract costs (b)	186	82
Other	119	(44)
Net increase in R&D expenses	$295	$568

(a)	Increased compensation and benefits for the nine-month period ended September 30, 2023 are mainly related to the additional R&D personnel in the current year period compared to the prior year period.
(b)	Increased contract costs were due to costs related to our Keygene research offset by a decrease in royalty fees owed.

Other operating expenses, net (“OOE”)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Grass Valley fire:
Professional services	$53	$-	$377	$-
Total Grass Valley fire (a)	53	-	377	-

Restructuring costs:
Impairment of intangible assets	13,986	-	13,986	-
Impairment of fixed assets	5,931	-	5,931	-
Impairment of right-of-use assets	4,034	-	4,034	-
Professional services	207	-	207	-
Severance	159	-	159	-
Total Restructuring costs (b)	24,317	-	24,317	-

Acquisition and transaction costs	218	43	357	882
Needlerock Farms settlement (c)	9	—	765	—
Gain on change in warrant liability (d)	(1,262)	—	(540)	—
Loss (gain) on change in contingent consideration (e)	9	—	(186)	—
Gain on sale or disposal of property, plant and equipment (f)	—	(2)	(173)	(2)
Total other operating expenses, net	$23,344	$41	$24,917	$880

(a)	In November 2022, there was a fire at our Grass Valley manufacturing facility in Oregon, which manufactures bulk ingredients, primarily CBD isolate and distillate. The Company has continuous expenses related to consulting, legal and demolition at this facility.
(b)	During the third quarter of 2023, the Company undertook various restructuring activities in an effort to better align its internal organizational structure and costs with its strategy, as well as preserve liquidity. As a component of the restructuring, the Company has initiated a process to evaluate strategic alternatives with respect to the Company’s tobacco assets. The process will include consideration of a range of strategic, operational and financial transactions and alternatives, such as business combinations, asset sales, licensing agreements, alternate financing strategies and other options.
(c)	Expenses associated with non-ordinary course legal matters and corresponding settlement related to water rights dispute for Needle Rock Farms.
(d)	Represents change in fair value of warrant liability resulting from remeasurement.
(e)	Represents change in fair value of RXP contingent consideration from remeasurement.
(f)	Reflects gain on sale primarily from the sale of older tobacco equipment.

Refer to Note 9, “Other operating expenses, net,” of the Notes to the Condensed Consolidated Financial Statements contained in Item 1 of this report for additional information regarding these charges.

Goodwill impairment

In connection with our strategic restructuring initiatives, the Company recorded goodwill impairment of $33,360.

Other income (expense)

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Other income (expense):
Unrealized loss on investment (a)	$345	$2,046
Realized loss on short-term investment securities	35	102
Other income, net	(12)	23
Interest income, net	(34)	(10)
Interest expense (b)	(1,157)	(2,689)
Total other expense	$(823)	$(528)

(a) Unrealized loss on investment includes fair value adjustments for our investment in Panacea Life Sciences Holdings, Inc. (“PLSH”) during the three and nine month-period ended September 30, 2022.  The investment was subsequently liquidated during 2022.

(b) Interest expense increased in 2023, as compared to the prior year period, primarily due to the interest recognized on the Senior Secured Credit Facility and Subordinated Note, as described below under ‘Liquidity and Capital Resources.’

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco and hemp/cannabis businesses. We had negative cash flow from operations of $50,184 for the nine months ended September 30, 2023 and an accumulated deficit of $349,373 as of September 30, 2023. As of September 30, 2023, we had cash and cash equivalents of $2,850, restricted cash of $7,500 and working capital of $856 (compared to working capital of $31,587 at December 31, 2022). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

Additionally, for the quarter ended September 30, 2023, the Company was not in compliance with the financial covenant related to consolidated Revenues, net pursuant to the Senior Secured Credit Facility debentures. The lenders have granted a waiver for the covenant violation. Without a waiver or other relief under the Senior Secured Credit Facility debenture agreements, one of the remedies the lenders have available to them, amongst others, is the ability to accelerate repayment of the debt, which the Company would not be able to immediately repay.

In response to these conditions, management is currently evaluating different strategies for reducing expenses, as well as pursuing strategic alternatives which include raising additional funds through the issuance of securities, asset sales, and through arrangements with strategic partners. The Company has engaged a financial advisor to assist it in identifying strategic partners and financing to fund operations and to take actions to maximize the Company’s liquidity. If capital is not available to the Company when, and in the amounts needed, it could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that the Company will be able to raise the capital it needs to continue operations. Management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

Our cash, short term investments, restricted cash and working capital as of September 30, 2023 and December 31, 2022 are set forth below:

	September 30	December 31,
	2023	2022
Cash and cash equivalents	$2,850	$3,020
Short-term investment securities	$—	$18,193
Restricted cash	$7,500	$—
Working capital	$856	$31,587

Working Capital

As of September 30, 2023, we had working capital of $856 compared to working capital of $31,587 at December 31, 2022 a decrease of $30,731. This decrease in working capital was primarily due to a $3,989 decrease in net current assets and was offset by an increase in net current liabilities of $26,741, which includes in the third quarter $18,165 of current portion of long-term debt obligations related to our Senior Secured Credit Facility and Subordinate Note, previously classified as Non-current. Cash, cash equivalents, short-term investment securities and restricted cash decreased by $10,863 and the remaining net current assets increased by $6,874. As a result of the insignificant positive working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Nine Months Ended
	September 30,		Change
	2023	2022	$
Cash provided by (used in):
Operating activities	$(50,184)	$(32,648)	(17,536)
Investing activities	17,352	380	16,972
Financing activities	40,162	33,296	6,866
Net change in cash, cash equivalents and restricted cash	$7,330	$1,028

Net cash used in operating activities

Cash used in operating activities increased $17,536 from $32,648 in 2022 to $50,184 in 2023. The primary driver for this increase was higher net loss of $77,923, as explained above, an increase of $60,104 related to net adjustments to reconcile net loss to cash, and a decrease in cash used for working capital components related to operations in the amount of $283 for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Net cash provided by investing activities

Cash provided by investing activities amounted to $17,352 the nine months ended September 30, 2023, as compared to cash provided by investing activities of $380 for the nine months ended September 30, 2022. The increase in cash provided by investing activities of $16,972 was the result of (i) an increase in net proceeds from short-term investments of $12,985; (ii) $3,500 of property, plant and equipment casualty loss insurance proceeds collected in the current period (iii) $682 from the investment in Change Agronomy Ltd. in the prior year period; (iv) $1,043 from the acquisitions of RXP in the current period and GVB in the prior year period and (v) $251 of proceeds from the sale of property, plant and equipment. These increased cash inflows were partially offset by an increase in cash outflows of $1,489 related to the acquisitions of patents, trademarks and property, plant and equipment.

Net cash provided by financing activities

During the nine months ended September 30, 2023, cash provided by financing activities increased by $6,866, from $33,296 in the prior year period, to $40,162, resulting from the net proceeds of $16,048 from issuance of long-term debt, proceeds of $6,016 from issuance of detachable warrants, net proceeds of $2,563 from issuance of common stock related to the ATM, increased proceeds of $198 from the issuance of notes payable, and a decrease in other financing of $16. These cash inflows were offset by a decrease in net proceeds of issuance of common stock of $14,217, increased note payable payments of $3,164, taxes paid related to net share settlement of RSUs of $420 and $174 of option exercises that occurred in 2022.

Cash demands on operations

As of September 30, 2023, we had approximately $2,850 of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents and cash generated from our tobacco contract manufacturing business and hemp/cannabis business and proceeds from debt and equity financing activities, which such financings have provided total net proceeds throughout 2023 of $37,173, including registered direct offerings completed in October 2023 (refer below for details of all debt and equity financing activities). The Company has also received $5,000 of casualty loss insurance recoveries from the Grass Valley fire, has business interruption coverage and has filed litigation to enforce its claim.

As discussed above, in response to the cash demands on operations, management has implemented programs to evaluate strategic alternatives for the Company’s assets and cost cut initiatives intended to reduce our operating costs to provide additional cash runway. In October 2023 the Company decreased its principal debt balances by $8,100, resulting in cash interest savings of approximately $500 annually. However, our cash, cash equivalents, short-term investment securities, insurance proceeds, and debt/equity financings, as well as the sustained tobacco contract manufacturing and hemp/cannabis sales, currently are not forecasted to provide sufficient cash resources or liquidity through the remainder of fiscal 2023.

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

The Company is required to maintain at least $7,500 on its balance sheet as restricted cash in a separate account and has financial covenants to maintain certain quarterly revenue targets. As of September 30, 2023, the Company was not in compliance with its financial covenant tied to minimum consolidated Revenues, net of $18,500. The Company has obtained a waiver (as described below) with the lender executed on October 16, 2023; accordingly, no event of default has occurred.

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

On October 16, 2023, the Company entered into a waiver and amendment that resulted in a reduction of the outstanding principle of its Senior Secured Credit Facility by $8,100. The reduction reflects a waiver and repayment of the $7,500 restricted cash balance required under terms of the original debenture agreements, which was held in an escrow account. The Company also assigned an existing promissory note pertaining to the Company’s previous holdings in Panacea Life Science Holdings as additional consideration in the debt reduction transaction. In a non-monetary exchange, the assigned value of the promissory note was allocated as $600 to further principal reduction and $2,000 to a reduction in the put price associated with the lenders outstanding warrants, which 166,667 of such the warrants were concurrently cancelled.

The remaining principal loan balance of approximately $14,005 and remaining $500 of the put price will be due at maturity in March 2026 in accordance with the original terms of the debenture agreements. The Company was not required to pay any cash to the lenders in connection with this transaction.

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

ATM Offering

On March 9, 2023 the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (the “Sales Agent”) under which the Company may issue and sell in a registered offering shares of our common stock having an aggregate offering price of up to $50,000 from time to time through or to the Sales Agent (the “ATM Offering”).   The Company will pay 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold. Total net proceeds during the second quarter of 2023 were $2,639. On June 19, 2023, the Company terminated the ATM Program in connection with the June 2023 Capital Raise.

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

As part of the offering, the Company entered into a warrant reprice letter and agreed to reduce the exercise price on the previously issued 747,974 warrants owned by the investors participating in the Offering from $30.75 to $7.05 and to add a provision in the warrants that upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, such exercise price shall be lowered to such price at which the shares were offered. As a result of the offerings completed in July 2023, the exercise price on the 1,495,948 warrants was automatically adjusted to $2.42 per share and subsequently adjusted to $0.525 per share in October.

The remaining 390,247 previously issued warrants were not repriced and remain at an exercise price of $30.75 on their original terms.

In addition, as a result of the offering, the Company’s outstanding warrants to purchase up to 333,334 shares of the Company’s common stock for an exercise price of $19.125 per share were automatically adjusted as follows: $12.828 exercise price for up to 496,960 shares of common stock, of which 166,667 were canceled in October 2023 (see above discussion of amendment and waiver under Senior Secured Credit Facility).

July 6, 2023 Registered Direct Offering.

On July 6, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $3,000 of shares and warrants, consisting of an aggregate of 778,634 shares of common stock and 1,557,268 warrants to purchase an equal number of shares, at a purchase price of $3.80 per unit. The warrants are exercisable six months after issuance at an exercise price of $3.80 per share of common stock and expire on the later of January 10, 2029 and the date Stockholder Approval (as defined below) is obtained. The net proceeds to the Company from the offering were approximately $2,600. As a result of the subsequent offering completed in July 2023, the exercise price on the 1,557,268 warrants was automatically adjusted to $2.42 per share and subsequently adjusted to $0.525 per share in October.

July 19, 2023 Registered Direct Offering.

On July 19, 2023, the Company and certain investors (entered into a securities purchase agreement relating to the issuance and sale of approximately $11,700 of shares and warrants, consisting of an aggregate of 4,373,219 shares of common stock and 8,746,438 warrants to purchase an equal number of shares, at a purchase price of $2.67 per unit. The warrants are exercisable immediately at an exercise price of $2.42 per share of common stock and expire five years after issuance. The net proceeds to the Company from the offering were approximately $10,742. As a result of the subsequent offering completed in October 2023, the exercise price on the 8,746,438 warrants was automatically adjusted to $0.525 per share.

October 2023 Public Offering

On October 17, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered public offering, (i) an aggregate of 7,600,000 shares of the Company’s common stock, par value $0.00001 per share, (ii) warrants to purchase 20,000,000 shares of common stock (the “Common Warrants”) and (iii) pre-funded warrants to purchase 2,400,000 shares of common stock (the “Pre-Funded Warrants”). The Common Warrants have an exercise price of $0.525, are immediately exercisable and have a term of exercise equal to five years following the original issuance date. The Pre-Funded Warrants have an exercise price of $0.0001, are immediately exercisable and are exercisable at any time after their original issuance until such Pre-Funded Warrants are exercised in full. The shares were offered at a combined public offering price of $0.525 per share and two accompanying Common Warrants. The Pre-Funded Warrants were offered at a combined public offering price of $0.5249 per Pre-Funded Warrant and two accompanying Common Warrants.

In addition, the Company issued the placement agent warrants to purchase up to 1,000,000 shares of common stock (equal to 10% of the aggregate number of shares and Pre-Funded Warrants sold in the offering) at an exercise price of $0.65625, which represents 125% of the public offering price per share and accompanying Common Warrant. The placement agent agreed not to exercise the such warrants until the Company subsequently increases its authorized shares of common stock.

The offering closed on October 19, 2023 with gross proceeds to the Company of approximately $5,250, before deducting the placement agent fees of $367 and other offering expenses payable by the Company of approximately $288. As a result of the offering, the exercise price on 11,799,654 previously outstanding warrants were automatically adjusted from $2.42 per share to $0.525 per share.

The Pre-Funded Warrants were subsequently exercised on a cashless basis in October 2023, resulting in issuance of 2,399,512 shares of common stock.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023 or Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, as filed with the SEC on May 9, 2023, other than the following:

We have a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future and there is substantial doubt regarding our ability to continue as a going concern.

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco and hemp/cannabis businesses, which casts substantial doubt regarding our ability to continue as a going concern. As of October 31, 2023, we had cash and cash equivalents of approximately $6,298.

Doubts about our ability to continue as a going concern have and could continue to negatively impact our relationships with our commercial partners and our ability, as part of our cost-cutting measures, to obtain, maintain, restructure and/or terminate agreements with them, or negatively impact our negotiating leverage with such parties, which could have a material adverse effect on our business, financial condition and results of operations or result in litigation. Furthermore, any loss of key personnel, employee attrition or material erosion of employee morale arising out of doubts about our ability to operate as a going concern could have a material adverse effect on our ability to effectively conduct our business, and could impair our ability to execute our business plan, thereby having a material adverse effect on our business, financial condition and results of operations.

We need additional funding to execute our business plan and to continue operations even with the anticipated proceeds from the October 2023 public equity offering. We continue to seek and evaluate opportunities to raise additional funds through the issuance of our securities, asset sales, and through arrangements with strategic partners. We have engaged a financial advisor to assist us in identifying strategic partners and financing to fund operations and to take actions to maximize our liquidity. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations.

We may be unable to comply with the covenants in our senior secured debentures.

Our senior secured debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict us from incurring additional indebtedness, creating or permitting liens on assets, making or holding any investments, repaying outstanding indebtedness, paying dividends or distributions and entering into transactions with affiliates. We are also required to maintain certain quarterly revenue targets.

As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with the covenants could result in a default under such agreements, which could permit the debt holders to accelerate our obligation to repay the debt. Although we recently received a waiver with respect to our compliance with such covenants, there is no assurance that we will be able to secure a similar waiver for the failure to comply with any future covenants. If any of our debt is accelerated, we likely would not have sufficient funds available to repay it. Substantially all of our assets, including intellectual property, are collateralized under the debentures. If such debt is accelerated, we could be required to liquidate our inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

We could continue to incur restructuring and impairment charges as we continue to pursue a cost cutting initiative and pursue strategic alternatives.

We continue to evaluate opportunities to optimize the cost structure of our operations in order to implement a cost savings initiative. These actions could result in significant charges which could adversely affect our financial condition and results of operations. Future actions could result in restructuring and related charges, including but not limited to impairments and employee termination costs that could be significant. We have incurred significant impairment charges for long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review, and remain subject to the potential for additional charges. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. Any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.

The continued success of our cannabinoid-containing products, if any, is subject to a number of constantly-evolving state and federal laws, regulations, and uncertain regulatory enforcement policies pertaining to hemp-derived CBD and/or cannabis more generally.

The Agriculture Improvement Act of 2018, or the “2018 Farm Bill,” was signed into law on December 20, 2018. This 2018 Farm Bill expressly excluded “hemp” from the federal Controlled Substances Act of 1970 and the Controlled Substances Import and Export Act’s, as amended (the “CSA”)’s definition of marijuana and, accordingly, declassified substances derived from or containing any part(s) of the cannabis plant containing not more than 0.3% THC on a dry-weight basis from Schedule I. In effect, the 2018 Farm Bill legalized the cultivation and commercial sale of hemp in the United States, subject to applicable state laws and regulations and applicable federal Food, Drug & Cosmetic Act (FDCA) provisions, including any implementing regulations, as interpreted and enforced by the FDA.

Local, state, federal, and international hemp and CBD laws and regulations are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our current and/or future cannabinoid business(es). It is also possible that the federal government will begin strictly enforcing existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can it determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on its activities in the cannabis industry.

In addition, the 2018 Farm Bill did not alter the FDA’s authority to regulate products containing cannabis or cannabis-derived compounds, including cannabinoids, under the FDCA. Hemp products, including cannabinoids, that qualify as drugs, food, dietary supplements, veterinary products, and cosmetics, for example, are subject to regulation by the FDA. Following passage of the 2018 Farm Bill, the FDA reaffirmed its enforcement authority and reiterated the requirement that a product containing CBD or other cannabinoid(s) (hemp-derived or otherwise) that is marketed with a claim of therapeutic benefit implicitly or explicitly attributed to, or based on, the presence of the cannabinoid as an ingredient, or any other health/medical claim, must be approved by the FDA for its intended use(s) before it may be introduced into interstate commerce. We currently have cannabinoid-containing retail offerings in virtually all forms of consumption (e.g., supplements, topical products, gummies, tinctures, vape products, and others). We are, accordingly, subject to some level of regulatory risk, given the FDA’s current position that CBD is an active drug ingredient that cannot be marketed as a food or dietary supplement under the FDCA. However, we believe our offerings are consistent with others on the market that pose a low risk of regulatory enforcement.

Additionally, while the 2018 Farm Bill and analogous state legislation has reduced the amount of DEA oversight of hemp-derived cannabinoids, this is a rapidly evolving area of U.S. law and substantial uncertainty remains as to the future of federal and state regulation of cannabinoid products. Many states have varying requirements, including licensure requirements that must be met prior to engaging in applicable hemp operations. We are in the process of reviewing and complying with applicable state requirements, but we may not have or be aware of all the necessary authorizations needed to engage in the business we conduct in each applicable state. Any regulations the FDA issues relating to the sale, marketing, and/or other activities involving cannabinoid or certain cannabinoid-containing products could have a material adverse effect on our business, financial condition and results of operations.

Given the uncertainty surrounding future state regulations and the continuing barriers that still exist for cannabinoids in certain product categories due to FDA regulation, it is unknown to what extent FDA’s regulation of the applicable product categories in which we offer cannabinoid-containing products may have on our business.

Costs associated with compliance with numerous laws and regulations could impact our financial results. In addition, we have become and could in the future become subject to increased enforcement and/or litigation risks associated with the CBD industry.

The manufacture, labeling and distribution of products containing CBD or other cannabinoids is governed by various federal, state and local agencies. Our commercialization of various cannabinoid-containing products at the retail level may give rise to heightened regulatory scrutiny and greater risk of consumer litigation, either of which likely restricts the scope of the permissible marketing claims we can lawfully make about such products or our ability to continue selling them in the United States at all. The shifting compliance environment and the need to build and maintain robust systems to comply with different hemp or CBD-related regulations in jurisdictions may increase costs and/or the risk that we may violate one or more applicable regulatory requirements. If our operations, or any of our activities or products, are found to be in violation of any such laws or any other governmental regulations that apply to the manufacture, distribution, or sale of FDA-regulated products, generally, or to products containing cannabinoids, more specifically, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, the curtailment or restructuring of its operations, any of which could adversely affect our ability to operate its business or its financial results.

Failure to comply with any applicable FDA requirements, relating to CBD or otherwise, may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions. Our advertising is also subject to regulation by the FTC under the Federal Trade Commission Act. Additionally, analogous state advertising and labeling laws are often enforced by state attorneys general, and any state or federal enforcement action based on potentially misleading or deceptive advertising is often followed by costly class-action complaints under state consumer-protection laws.

The FDA, on its own and in collaboration with the FTC, has issued numerous warning letters to companies offering for sale of topical, oral, and other types of products containing CBD, which were not approved under the FDA’s NDA process, in response to their making unsubstantiated claims on product webpages, online stores, and social media websites about the products’ purported therapeutic or other drug-like benefits in connection with CBD or other cannabinoids. The FDA deemed that companies “used these online platforms to make unfounded, egregious claims about their products’ ability to limit, treat or cure cancer, neurodegenerative conditions, autoimmune diseases, opioid use disorder, and other serious diseases, without sufficient evidence and the legally required FDA approval.”

The agency has continuously demonstrated its commitment to taking action against companies making medical claims about products containing CBD (as the active ingredient), as selling unapproved products with unsubstantiated therapeutic claims can put patients and consumers at risk. The FDA does not believe CBD has been shown to be safe and effective for any therapeutic use, except as used in Epidiolex, the only new drug containing natural, hemp-derived CBD that has been approved by FDA under the NDA process, which was approved for the treatment of seizures associated with Lennox-Gastaut syndrome or Dravet syndrome in patients 2 years of age and older. The agency’s principal concern with CBD products on the market that are unlawfully claiming to treat serious medical conditions is that deceptive marketing of unproven treatments may keep some patients from accessing appropriate, recognized therapies to treat serious and even fatal diseases. Additionally, because they are not evaluated by the FDA, there may be other ingredients that are not disclosed, which may be harmful.

The FDA has pledged to continue to monitor the marketplace and take enforcement action as-needed to protect the public against companies illegally selling products containing CBD as the active ingredient, claiming to prevent, diagnose, treat, or cure serious diseases, such as cancer, Alzheimer’s disease, psychiatric disorders and diabetes; illegally selling cannabis and cannabis-derived products that can put consumers at risk; and marketing and distributing such products in violation of the FDA’s authorities.

We, or those who market the hemp-derived products we manufacture and/or distribute, may inadvertently make claims in the future about the efficacy or safety of such products, which, due to the presence of CBD or other cannabinoids as ingredients or for any other reason, may be deemed to be unsubstantiated claims and/or render the products unapproved new drugs in violation of the FDCA.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2023, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 3.1	Certificate of Amendment to Restated Articles of Incorporation filed October 16, 2023

Exhibit 4.1	Waiver and Amendment Agreement (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 16, 2023)

Exhibit 4.2	Form of Common Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 18, 2023)

Exhibit 4.3	Form of Pre-Funded Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on October 18, 2023)

Exhibit 4.4	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on October 18, 2023)

Exhibit 10.1	Retention Agreement between the Company and John Miller dated August 23, 2023

Exhibit 10.2	Retention Agreement between the Company and R. Hugh Kinsman dated August 20, 2023, as amended

Exhibit 10.3	Restated Employment Agreement between the Company and Peter Ferola dated August 20, 2023, as amended

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 6, 2023	/s/ John J. Miller
John J. Miller
Interim Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: November 6, 2023	/s/ R. Hugh Kinsman
R. Hugh Kinsman
Chief Financial Officer
(Principal Accounting and Financial Officer)