Form 10-Q
period 2024-03-31
22nd Century Group, Inc.
filed 2024-05-15
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ________ to ________

Commission File Number: 001-36338

22nd Century Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	98-0468420
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

321 Farmington Road Mocksville, North Carolina 27028

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

Yes  ☐ No  ☒

As of May 14, 2024, there were 8,292,518 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,517	$2,058
Accounts receivable, net	1,747	1,671
Inventories	2,889	4,346
Insurance recoveries	3,768	3,768
GVB promissory note	2,000	2,000
Prepaid expenses and other current assets	699	1,180
Current assets of discontinued operations held for sale	1,093	1,254
Total current assets	13,713	16,277
Property, plant and equipment, net	3,236	3,393
Operating lease right-of-use assets, net	1,832	1,894
Intangible assets, net	5,820	5,924
Other assets	15	15
Total assets	$24,616	$27,503

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Notes and loans payable - current	$—	$543
Current portion of long-term debt	6,577	5,848
Operating lease obligations	238	231
Accounts payable	5,046	4,445
Accrued expenses	1,449	1,322
Accrued litigation	3,768	3,768
Accrued payroll	466	883
Accrued excise taxes and fees	2,525	2,234
Deferred income	376	726
Other current liabilities	1,672	1,849
Current liabilities of discontinued operations held for sale	3,147	3,185
Total current liabilities	25,264	25,034
Long-term liabilities:
Operating lease obligations	1,635	1,698
Long-term debt	8,136	8,058
Other long-term liabilities	1,205	1,123
Total liabilities	36,240	35,914
Commitments and contingencies (Note 11)
Shareholders' equity (deficit)
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 250,000,000 shares authorized
Capital stock issued and outstanding:
3,600,935 common shares (2,720,437 at December 31, 2023)
Common stock, par value	—	—
Capital in excess of par value	372,822	370,297
Accumulated deficit	(384,446)	(378,707)
Total shareholders' deficit	(11,624)	(8,410)
Total liabilities and shareholders’ deficit	$24,616	$27,503

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues, net	$6,469	$8,926
Cost of goods sold	4,213	4,724
Excise taxes and fees on products	3,385	4,185
Gross (loss) profit	(1,129)	17
Operating expenses:
Sales, general and administrative	2,906	9,837
Research and development	425	730
Other operating expense (income), net	(26)	(146)
Total operating expenses	3,305	10,421
Operating loss from continuing operations	(4,434)	(10,404)
Other income (expense):
Other income (expense), net	—	(155)
Interest income, net	—	57
Interest expense	(1,016)	(328)
Total other expense	(1,016)	(426)
Loss from continuing operations before income taxes	(5,450)	(10,830)
Provision (benefit) for income taxes	—	—
Net loss from continuing operations	$(5,450)	$(10,830)

Discontinued operations:
Loss from discontinued operations before income taxes	$(289)	$(7,352)
Provision (benefit) for income taxes	—	—
Net loss from discontinued operations	$(289)	$(7,352)

Net loss	$(5,739)	$(18,182)
Deemed dividends	(3,589)	—
Net loss available to common shareholders	$(9,328)	$(18,182)

Basic and diluted loss per common share from continuing operations	$(1.72)	$(12.80)
Basic and diluted loss per common share from discontinued operations	$(0.09)	$(8.69)
Basic and diluted loss per common share from deemed dividends	$(1.13)	$—
Basic and diluted loss per common share	$(2.94)	$(21.49)
Weighted average common shares outstanding - basic and diluted	3,165,237	846,005

Net loss	$(5,739)	$(18,182)
Other comprehensive income:
Unrealized gain on short-term investment securities	—	61
Foreign currency translation	—	(4)
Reclassification of realized losses to net loss	—	13
Other comprehensive income	—	70
Comprehensive loss	$(5,739)	$(18,112)

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2024
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Deficit
Balance at January 1, 2024	2,720,437	$—	$370,297	$—	$(378,707)	$(8,410)
Stock issued in connection with RSU vesting, net of 405 shares withheld for taxes	3,810	—	(1)	—	—	(1)
Stock issued in connection with licensing arrangement	11,480	—	100	—	—	100
Stock issued in connection with warrant exercises, net of fees of $176	747,001	—	2,245	—	—	2,245
Equity-based compensation	—	—	181	—	—	181
Fractional shares issued for reverse stock split	118,207	—	—	—	—	—
Net loss	—	—	—	—	(5,739)	(5,739)
Balance at March 31, 2024	3,600,935	$—	$372,822	$—	$(384,446)	$(11,624)

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023 and subsequently 1-for-16 reverse stock split on April 2, 2024.

	Three Months Ended March 31, 2023
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	843,731	$—	$333,900	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of 1,976 shares withheld for taxes	5,644	—	(414)	—	—	(414)
Stock issued in connection with acquisition	1,941	—	503	—	—	503
Equity-based compensation	—	—	1,175	—	—	1,175
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Equity detachable warrants	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(18,182)	(18,182)
Balance at March 31, 2023	851,316	$—	$336,741	$(41)	$(256,114)	$80,586

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023 and subsequently 1-for-16 reverse stock split on April 2, 2024.

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(5,739)	$(18,182)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	266	881
Amortization of right-of-use asset	62	294
Other non-cash losses	—	6
Provision for credit losses	2	61
Loss on the sale of machinery and equipment	65	103
Debt related charges included in interest expense	807	231
Equity-based employee compensation expense	181	1,175
Gain on change of contingent consideration	—	22
Change in fair value of warrant liabilities	—	139
Change in fair value of derivative liability	82	—
Increase in inventory reserves	431	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(77)	(3,624)
Inventories	1,026	(495)
Prepaid expenses and other assets	486	1,971
Accounts payable	632	312
Accrued expenses	127	1,544
Accrued payroll	(417)	(1,923)
Accrued excise taxes and fees	291	906
Other liabilities	(480)	(921)
Net cash used in operating activities	(2,255)	(17,500)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	—	(116)
Acquisition of property, plant and equipment	(7)	(1,910)
Proceeds from the sale of property, plant and equipment	22	200
Acquisition, net of cash acquired	—	90
Property, plant and equipment insurance proceeds	—	3,500
Sales and maturities of short-term investment securities	—	15,726
Purchase of short-term investment securities	—	(2,767)
Net cash provided by investing activities	15	14,723
Cash flows from financing activities:
Payments on notes payable	(545)	(3,512)
Proceeds from issuance of notes payable	—	71
Proceeds from issuance of long-term debt	—	16,849
Payment of debt issuance costs	—	(801)
Proceeds from issuance of detachable warrants	—	6,016
Net proceeds from warrant exercise	2,245	—
Taxes paid related to net share settlement of RSUs	(1)	(414)
Net cash provided by financing activities	1,699	18,209
Net (decrease) increase in cash, cash equivalents and restricted cash	(541)	15,432
Cash, cash equivalents and restricted cash - beginning of period	2,058	3,020
Cash, cash equivalents and restricted cash - end of period	$1,517	$18,452

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$2,058	$3,020
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$2,058	$3,020

Cash and cash equivalents at end of period	$1,517	$10,952
Restricted cash at end of period	—	7,500
Cash, cash equivalents and restricted cash at end of period	$1,517	$18,452

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$8	$142
Right-of-use assets and corresponding operating lease obligations	$—	$2,928
Deemed dividends	$3,589	$—
Non-cash consideration RXP acquisition	$—	$1,926

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures normally required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $2,255 and $17,500 for the three months ended March 31, 2024 and 2023, respectively, and an accumulated deficit of $384,446 and $378,707 as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, the Company had cash and cash equivalents of $1,517. The Company has raised additional capital during April 2024. See Note 12 “Subsequent Events.”

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

Reclassifications – The Company has revised the presentation and classification of Excise taxes on products, net which was previously recorded in Cost of goods sold in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

Reverse Stock Split – On April 2, 2024, the Company effected a 1-for-16 reverse stock split of its common stock in order to regain compliance with Nasdaq's continued listing requirements. Fractional shares resulting from the reverse stock split were rounded up to the nearest whole share, which resulted in the issuance of a total of 118,207 shares of common stock to implement the reverse stock split. All share and per share amounts, and exercise prices of stock options, and warrants in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split.

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

Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For additional discussion on warrants, see Note 5 and Note 9.

Deemed dividends associated with anti-dilution or down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to additional paid-in-capital resulting in no change to shareholders’ equity/deficit.

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

Embedded Derivatives – The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. With the exception of the bifurcated embedded conversion option as described in Note 6 “Debt”, the embedded derivatives associated with the Company’s Senior Secured Credit Facility and Subordinated Note are not material.

Debt Issuance Costs and Discounts - Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the term of the related debt. Debt issuance costs and discounts related to the Company’s Senior Secured Credit Facility and Subordinated Note are recorded as a reduction of the carrying value of the related debt and are amortized to Interest expense using the effective interest method over the period from the date of issuance to the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt related charges included in interest expense in the Condensed Consolidated Statements of Cash Flows. Note 6 “Debt” contains additional information on the Company’s debt issuance costs and discounts.

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators during the quarter ended March 31, 2024.

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

The following table summarizes the change in accrued severance liabilities, presented within Other current liabilities on the Condensed Consolidated Balance Sheets:

Balance at January 1, 2024	$386
Cash payments	(64)
Balance at March 31, 2024	$322

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

Recent Accounting Pronouncements – Adoption of Accounting Standards Codification Topic 326

The Company adopted ASU 2016-13, or ASC 326 Financial Instruments-Credit Losses, effective January 1, 2023 under a modified retrospective approach. Under the current expected credit losses (“CECL”) model, the Company immediately recognizes an estimate of credit losses expected to occur over the life of the financial asset at the time the financial asset is originated or acquired. Estimated credit losses are determined by taking into consideration historical loss conditions, current conditions and reasonable and supportable forecasts. Changes to the expected lifetime credit losses are recognized each period. The new guidance applies to the Company’s trade receivables and contract asset balances. Due to the nature of business operations and contracts with customers, the Company has historically not experienced significant bad debt expense or write-offs and as a result, the adoption of ASC 326 did not have a material impact to the Company’s Condensed Consolidated Financial Statements. In connection with the adoption of ASC 326, the Company recorded a provision for credit losses of $118 with an offsetting cumulative-effect adjustment to the opening balance of accumulated deficit as of January 1, 2023.

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

NOTE 2. DISCONTINUED OPERATIONS AND DIVESTITURES

As of March 31, 2024, all assets and liabilities of the hemp/cannabis disposal group are presented as current in the Condensed Consolidated Balance Sheets. The carrying amounts of the hemp/cannabis disposal group assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	March 31,	December 31,
	2024	2023
Prepaid expenses and other current assets	$4	$9
Property, plant and equipment, net	1,051	1,207
Other assets	38	38
Current assets of discontinued operations held for sale	$1,093	$1,254

Notes and loans payable - current	$—	$2
Operating lease obligations	1,044	1,083
Accounts payable	1,983	2,013
Accrued expenses	71	79
Deferred income	—	8
Other current liabilities	49	—
Current liabilities of discontinued operations held for sale	$3,147	$3,185

Net liabilities	$(2,054)	$(1,931)

Net loss from discontinued operations for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
Revenues, net	$—	$13,036
Cost of goods sold	—	14,230
Gross loss	—	(1,194)
Operating expenses:
Sales, general and administrative	67	4,394
Research and development	48	787
Other operating expense, net	99	905
Total operating expenses	214	6,086
Operating loss from discontinued operations	(214)	(7,280)
Other income (expense):
Other income, net	—	21
Interest expense	(75)	(93)
Total other expense	(75)	(72)
Loss from discontinued operations before income taxes	(289)	(7,352)
Provision (benefit) for income taxes	—	—
Net loss from discontinued operations	$(289)	$(7,352)

Cash flow information from discontinued operations for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended
	March 31,
	2024	2023
Cash used in operating activities	$255	$24,891
Cash provided by investing activities	$22	$1,869

Depreciation and amortization	$-	$520
Capital expenditures	$-	$1,683

NOTE 3. – INVENTORIES

Inventories at March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$2,047	$3,580
Work in process	—	—
Finished goods	842	766
	$2,889	$4,346

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at March 31, 2024 and December 31, 2023 consisted of the following:

	Gross	Accumulated	Net Carrying
March 31, 2024	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,913	$(2,147)	$766
License fees	4,165	(1,795)	2,370
Total amortizing intangible assets	$7,078	$(3,942)	$3,136
Indefinite-lived:
Trademarks			$132
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,684
Total intangible assets, net			$5,820

	Gross	Accumulated		Net Carrying
December 31, 2023	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,913	$(1,622)	$(487)	$804
License fees	4,165	(1,666)	(65)	2,434
Total amortizing intangible assets	$7,078	$(3,288)	$(552)	$3,238
Indefinite-lived:
Trademarks				$134
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,686
Total intangible assets, net				$5,924

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended
	March 31,
	2024	2023
Cost of goods sold	$3	$4
Research and development	101	158
Total amortization expense	$104	$162

Estimated future intangible asset amortization expense based on the carrying value as of March 31, 2024 is as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
Amortization expense	$318	$415	$374	$365	$295	$1,369

NOTE 5. – FAIR VALUE MEASUREMENTS AND SHORT-TERM INVESTMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). For the Company, these financial assets and liabilities include equity investments. The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The following table presents information about our liabilities measured at fair value as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	March 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Detachable warrants	$—	$—	$1,350	$1,350
Derivative liability	—	—	639	639
Total liabilities	$—	$—	$1,989	$1,989

	Fair Value
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Detachable warrants	$—	$—	$1,350	$1,350
Derivative liability	—	—	557	557
Total liabilities	$—	$—	$1,907	$1,907

Detachable Warrants

The following table sets forth a summary of the changes in fair value of the Company’s stock warrants accounted for as liabilities (Level 3) for the period ended March 31, 2024:

Fair value measurement at January 1, 2024	$1,350
Fair value measurement adjustment	—
Fair value measurement at March 31, 2024	$1,350

The Omnia detachable warrants were measured at March 31, 2024 and December 31, 2023 using a Monte Carlo valuation model with the following assumptions:

	March 31,		December 31,
	2024		2023
Risk-free interest rate per year	4.3%		4.6%
Expected volatility per year	104.1%		90.9%
Expected dividend yield	—%		—%
Contractual expiration	6.3	years	6.6	years
Exercise price	$205.248		$205.248
Stock price	$1.92		$3.04

The detachable warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s detachable warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The detachable warrants were terminated in April 2024. See Note 12 – Subsequent Events for additional information.

Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company’s derivative liability accounted for as liabilities (Level 3) for the period ended March 31, 2024:

Fair value measurement at January 1, 2024	$557
Fair value measurement adjustment	82
Fair value measurement at March 31, 2024	$639

The derivative liability related to the debentures and embedded conversion option using was measured at March 31, 2024 and December 31, 2023 using a binomial lattice valuation model under a “with and without” approach and contained the following assumptions:

	March 31,		December 31,
	2024		2023
Stock price volatility	109.2%		104.1%
Expected term	1.9	years	2.2	years
Stock price	$1.92		$3.04
Risk-free rate	4.3%		4.3%
Credit rating	CCC		CCC
Market yield (credit risk)	15.9%		13.8%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended March 31, 2024 and 2023 respectively, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 6. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of Debentures (as defined below) and a subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment. The Subordinated Note terminated and extinguished in April 2024. See Note 12 – Subsequent Events for additional information.

Debt related to the Senior Secured Credit Facility and Subordinate Note as of March 31, 2024 and December 31, 2023 consists of the following:

	March 31,	December 31,
	2024	2023
Senior Secured Credit Facility	$11,805	$11,805
Subordinated Note	3,794	3,554
Unamortized discount on loan and deferred debt issuance costs	(886)	(1,453)
Total debt	$14,713	$13,906
Current portion of long-term debt	(6,577)	(5,848)
Total long-term debt	$8,136	$8,058

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

The Debentures contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict the Company from incurring additional indebtedness, creating or permitting liens on assets, making or holding any investments, repaying outstanding indebtedness, paying dividends or distributions and entering into transactions with affiliates. Substantially all of the company’s assets, including intellectual property, are collateralized and at risk if Debenture obligation is not satisfied. In addition, the Company was required to maintain at least $7,500 on its balance sheet as restricted cash in a separate account and has financial covenants to maintain certain quarterly revenue targets.

In connection with the sale of the Debentures, the Company issued warrants to purchase up to 20,835 shares of common stock for an exercise price of $306.00 per share (the “JGB Warrants”), which had an initial fair value of $4,475 net of issuance costs of $139. On June 22, 2023, as a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 31,060 shares of the Company’s common stock for an exercise price of $306.00 per share were automatically adjusted to be $205.248 exercise price for up to 31,060 shares of common stock. There are no further anti-dilution adjustments on such warrants.

On October 16, 2023, the Company entered into a Waiver and Amendment Agreement (the “October  Amendment”) with each of the subsidiaries of the Company executing the Debentures, the Holders and the Agent, pursuant to which, among other things, (a) the Holders waived an event of default under Section 7(d) of the Debentures which required the Company to achieve revenue of at least $18,500 for the quarter ended September 30, 2023 (the “waiver”), (b) the parties agreed to amend Schedule E of the Debentures to reduce the Revenue Target (as such term is defined in the Debentures), for the quarter ended December 31, 2023, to $15,500, and (c) the Company agreed to release to the Purchasers the $7,500 that the Company was required to maintain in a separate account (the “Escrow Funds”) which Escrow Funds were applied to, and reduce, the outstanding principal amount of the Debentures on a dollar-for-dollar basis.

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

In connection with the waiver, the Company and Holders agreed to exercise the outstanding put provision to redeem 10,418 Warrants for an aggregate put price equal to $2,500 (the “Put Price”), which was concurrently reduced by $2,000, as described above, with the remaining $500 payable by the Company on the Maturity Date recorded as Other long-term liabilities on the Condensed Consolidated Balance Sheets. No cash was exchanged as a result of executing the October Amendment.

Subsequently, on December 22, 2023, the Company, the Holders and the Agent entered into an Amendment Agreement (the “December Amendment”) pursuant to which the Holders and the Agent consented to the Purchase Agreement, as amended by the GVB Amendment (see Note 2 “Discontinued Operations and Divestitures”). In consideration of the Holders and the Agents’ consent, the Company agreed to (i) pay to the Agent, a cash payment of $2,200 to reduce the outstanding principal of the Debentures (which includes the cash portion of the New Purchase Price paid directly to Agent by Buyer which consists of a cash payment of $1,100 and an additional $1,100 paid by the Company), (ii) a 12% secured promissory note issued to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “GVB Promissory Note”), (iii) assign the GVB Insurance Proceeds to the Agent until the outstanding aggregate principal amount of the Debentures, plus accrued and unpaid interest, has been repaid in full; provided that the first $1,000 of Insurance Proceeds in excess of $5,000 shall be applied as stated above, and (iv) post-closing enter into a deed in lieu of foreclosure agreement with respect to 224 acres of real property in Delta County, Colorado commonly known as Needle Rock Farms, resulting in a non-monetary exchange yielding additional debt reduction of $1,000.  As of March 31, 2024, the $2,000 GVB Promissory Note and $1,000 real estate farm asset are pledged to the senior lender for principal reduction and accordingly $3,000 of the Senior Secured Credit Facility is recorded as Current portion of long-term debt on the Condensed Consolidated Balance Sheets.

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

The October Amendment was concluded to be a modification, and not an extinguishment, based on an analysis of the present value of future cash flows. A new effective interest rate was determined, and the debt continued to be amortized. The December Amendment was concluded to be an extinguishment, due to the addition of a substantive conversion option. As a result, the pre-amended debt carrying value was extinguished and the new debt was recorded at fair value, which is subsequently amortized using the effective interest method. Extinguishment charges were $5,158 and recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss for the quarter ended December 31, 2023.

The Company analyzed the conversion feature of the December Amendment for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion features should be classified as a bifurcated derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability at fair value in the amount of $557 as of December 31, 2023 as a component of Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets. As of March 31, 2024, the fair value of the derivative liability was $639. See Note 5 “Fair Value Measurement” for additional information related to measurement of the debentures and derivative liability.

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

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK Interest accrues monthly at a compounding rate of 26.5% per annum, payable monthly. The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The maturity date of the Subordinated Note is May 1, 2024.  The Subordinated Note was terminated and extinguished in April 2024. See Note 12 - Subsequent Events for additional information.

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 2,813 shares of the Company’s common stock (the “Omnia Warrants”). The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $205.248 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. The Omnia Warrants were terminated in April 2024. See Note 12 – Subsequent Events for additional information.

As discussed above, the Company has pledged to JGB the $2,000 GVB promissory note and $1,000 assignment of Needle Rock Farms to be applied as principal reduction in 2024. As of March 31, 2024, contractual maturities under the Senior Secured Credit Facility and Subordinate Note for the remainder of 2024 and through maturity, excluding any discounts or premiums, were to be paid in 2024 of $6,577 and 2026 of $8,136. Due to the termination and extinguishment of the Subordinated Note in April 2024 (See Note 12 – Subsequent Events), new contractual maturities under the Senior Secured Credit Facility are to be paid in 2024 of $3,000, and 2026 of $8,136.

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

Total
January 1, 2023	$-
Issuance	8,698
Amortization during the year	(2,087)
Debt extinguishment charges	(5,158)
December 31, 2023	1,453
Amortization during the period	(567)
March 31, 2024	$886

NOTE 7. – REVENUE RECOGNITION

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured. Revenue from the sale of the Company’s products, which include excise taxes and shipping and handling charges billed to customers, is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at March 31, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented 60% and 66% for the three months ended March 31, 2024 and 2024, respectively.

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	March 31,
	2024	2023
Customer A	38.55%	26.12%
Customer B	22.38%	27.05%
Customer C	24.71%	18.36%
All other customers	14.36%	28.47%

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

Total contract assets and contract liabilities are as follows:

	March 31,	December 31,
	2024	2023
Unbilled receivables	$732	$1,053
Deferred income	(376)	(726)
Net contract assets	$356	$327

During the three months ended March 31, 2024, the Company recognized $371 of revenue that was included in the contract liability balance as of December 31, 2023. During the three months ended March 31, 2023, the Company recognized $688 of revenue that was included in the contract asset balance as of December 31, 2022.

NOTE 8 – EQUITY- BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. The 2021 Omnibus Incentive Plan was amended on June 16, 2023, increasing the authorized shares by 233,334. As of March 31, 2024, the Company had available 661,230 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended
	March 31,
	2024	2023
Sales, general, and administrative	$140	$1,046
Research and development	41	51
Total equity based compensation - continuing operations	181	1,097
Total equity based compensation - discontinued operations	—	78
Total equity based compensation	$181	$1,175

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2024 through March 31, 2024.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2024	9,681	$251.12
Vested	(4,234)	233.09
Forfeited	(354)	274.16
Unvested at March 31, 2024	5,093	$264.45

The fair value of RSUs that vested during the three months ended March 31, 2024 was approximately $9 based on the stock price at the time of vesting. As of March 31, 2024, unrecognized compensation expense for RSUs amounted to $546 which is expected to be recognized over a weighted average period of approximately 1.8 years. In addition, there is approximately $786 of unrecognized compensation expense that requires the achievement of certain milestones which are not yet probable.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during the three months ended March 31, 2024. A summary of the status of stock options activity since January 1, 2024 and at March 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2024	13,729	$421.51
Expired	(2,778)	330.74
Forfeited	(417)	621.60
Outstanding at March 31, 2024	10,534	$437.52	1.4	years	$—
Exercisable at March 31, 2024	10,534	$437.52	1.4	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

NOTE 9. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following tables summarize the Company’s warrant activity:

Warrants outstanding at January 1, 2024	2,984,847
Issued	1,641,535
Exercised	(820,769)
Warrants outstanding at March 31, 2024	3,805,613

	# of warrants outstanding	Exercise price	Expiration date
July 2022 RDO warrants	4,067	$492.00	July 25, 2027
Senior Secured Credit Facility - JGB	20,645	$205.248	September 3, 2028
Subordinated Note - Omnia*	2,813	$205.248	September 3, 2030
July 19, 2023 RDO warrants**	28,125	$2.8237	July 20, 2028
October 2023 CMPO warrants**	168,750	$2.8237	October 19, 2028
Inducement warrants**	3,581,213	$2.8237	February 15, 2029
	3,805,613

*Omnia warrants were terminated in April 2024. See Note 12 "Subsequent Events."
**The exercise price on the outstanding warrants was subsequently adjusted to $1.69 in May 2024. See Note 12 "Subsequent Events."

Warrant Inducement Offering

On November 28, 2023, the Company commenced a warrant inducement offering with the holders of the Company’s outstanding 1,986,229 warrants consisting of: (i) the common stock purchase warrants of the Company issued on or about June 22, 2023; (ii) the common stock purchase warrants of the Company issued on or about July 10, 2023; (iii) the common stock purchase warrants of the Company issued on or about July 21, 2023; and/or (iv) the common stock purchase warrants of the Company issued on or about October 19, 2023 (collectively, the “Existing Warrants”), which Existing Warrants were exercisable for an equal number of shares of common stock at an exercise price of $8.40. The Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants during the inducement period, for cash, at a reduced exercise price equal to the Nasdaq Minimum Price (as defined in the as defined in Nasdaq Listing Rule 5635(d)).

For the period from January 1, 2024 to February 15, 2024, the date of shareholder approval, the Company entered into warrant inducement agreements with certain holders of the Existing Warrants to purchase an aggregate of 820,769 shares of common stock at a reduced weighted average exercise price of approximately $2.9504. Pursuant to the warrant inducement agreements, the exercising holders of the Existing Warrants received 1,641,535 Inducement Warrants and the Company received aggregate gross proceeds of approximately $2,421 from the exercise of the Existing Warrants. Additionally, on the date of Shareholder Approval, the exercise price of the 3,581,213 outstanding Inducement Warrants, was reduced to $2.8237 based on the lowest Nasdaq Minimum Price (as defined in the as defined in Nasdaq Listing Rule 5635(d)) during the inducement period. The exercise price was further reduced to $1.69 in May 2024. See Note 12 – “Subsequent Events.” As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holders using Black Scholes and Monte Carlo models as (i) $148 increase in fair value due to the adjustment in exercise price of Existing Warrants attributable to down round pricing protection (ii) $3,441 fair value of Inducement Warrants issued to the holders that exercised Existing Warrants. The incremental fair value is recorded as non-cash deemed dividend. The proceeds of the warrant inducement and issuance of common stock are recorded as Capital in excess of par value.

NOTE 10. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2024 and 2023, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive.

	Three Months Ended
	March 31,
	2024	2023

Net loss from continuing operations	$(5,450)	$(10,830)
Net loss from discontinued operations	(289)	(7,352)
Net loss	$(5,739)	$(18,182)
Deemed dividends	(3,589)	—
Net loss available to common shareholders	$(9,328)	$(18,182)
Weighted average common shares outstanding - basic and diluted	3,165,237	846,005

Basic and diluted loss per common share from continuing operations	$(1.72)	$(12.80)
Basic and diluted loss per common share from discontinued operations	(0.09)	(8.69)
Basic and diluted loss per common share from deemed dividends	(1.13)	—
Basic and diluted loss per common share	$(2.94)	$(21.49)

Anti-dilutive shares are as follows as of March 31:
Warrants	3,805,613	94,794
Options	10,534	20,052
Restricted stock units	5,093	27,441
	3,821,240	142,287

NOTE 11. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various consulting, license and tobacco growing agreements (the “Agreements”) with various counter parties in connection with the Company’s plant biotechnology business relating to tobacco. The schedule below summarizes the Company’s commitments, both financial and other, associated with each Agreement. Costs incurred under the Agreements are generally recorded as research and development expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

			Future Commitments
Commitment	Counter Party	Commitment Type	2024	2025	2026	2027	2028 & After	Total
License Agreement	NCSU	Minimum annual royalty	$100	$100	$100	$100	$3,575	$3,975	(1)
License Agreement	NCSU	Contract fee	150	250	250	—	—	650	(2)
Consulting Agreements	Various	Contract fee	1,068	373	146	—	—	1,587	(3)
Growing Agreements	Various	Contract fee	225	—	—	—	—	225	(4)
			$1,543	$723	$496	$100	$3,575	$6,437

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.

(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.
(4)	Various R&D growing agreements for tobacco.

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

In connection with ongoing restructuring efforts and the hemp/cannabis disposal group (see Note 2 “Divestitures and discontinued operations,” the Company has received unasserted claims related to disputed contracts, which could result in accrual of an additional amount up to $1,314 on the Condensed Consolidated Balance Sheets. The Company is vigorously defending its position against these claims.

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

The parties participated in a mediation on March 21, 2023 and reached an initial memorandum of understanding for settlement in principle to resolve the litigation and release all claims against the Company. On April 25, 2023, the parties filed with the Court the Motion for Preliminary Approval of the Settlement, which includes the final terms of the proposed settlement. The Court preliminarily approved the settlement on June 30, 2023, and scheduled a further settlement hearing for October 3, 2023. The Court entered the Final Judgment and Order of Dismissal with Prejudice of the action on October 23, 2023. The settlement amount that the defendants paid is $3,000 and is fully covered by the Company’s insurance, which has been funded by the Company’s insurance carrier in an escrow account and anticipated to be disbursed in the second quarter of 2024. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of March 31, 2024.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is alleging breach of contract and breach of duty of good faith and fair dealing. The Company is seeking full recovery of its business interruption claim of approximately $9,000 under the policy plus direct and indirect damages resulting from Dorchester’s continued delay in issuing coverage payments. Discovery is ongoing. No trial date has been set.

Needle Rock Farms – Settlement Agreement

During March 2023, the Company negotiated and entered into a settlement agreement related to water rights dispute with the adjacent property owner for Needle Rock Farms in which the Company agreed to pay $250 in cash upon execution of the settlement, transferred certain farm equipment with net book value of $272, and accrued an additional payment of $225 that is contingent on either the sale of the farm or will be paid within one year. The total charges of $747 was recorded in the three months period ended March 31, 2023 in connection with the settlement agreement and is included in discontinued operations within Other operating expenses, net on the Condensed Consolidated Statements of Operations and Comprehensive Loss. The Company fully settled the outstanding monetary obligations pursuant to the settlement agreement on April 29, 2024 through equity issuances as described in Note 12 “Subsequent Events.”

KeyGene Dispute

On April 11, 2024 the Company received a Request for Arbitration from Keygene N.V. (“Keygene”) in connection with the Company’s termination of various framework collaborative research agreements described below. On April 3, 2019, the Company entered into the Framework Collaborative Research Agreement with KeyGene in the field of hemp/cannabis. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first quarter 2024 to first quarter 2027. On March 30, 2022, the Company and KeyGene entered into a new Framework Collaborative Research Agreement for a term of three years in the field related to the hops plant. On January 8, 2024, the Company formally terminated both Framework Collaborative Research Agreements, as amended, related to hemp/cannabis and hops. KeyGene is seeking payment in the amount of $1,885 for current and future services under the Framework Collaborative Research Agreements and has invoiced the Company $881 for services performed. The Company believes it has substantial defenses to Keygene’s claims and intends to defend itself vigorously.

Maison Dispute

On January 23, 2024, the Company received a Notice of Intent to Arbitrate from Maison Placements Canada Inc. (“Maison”) in connection with the Company’s March 2023 Senior Secured Credit Facility transaction. Maison claims it is owed fees for closure of the Senior Secured Credit Facility transaction as a result of discussions with former Company personnel and a purported letter of engagement dating from 2021. The Company believes it has substantial defenses to Maison’s claims and intends to defend itself vigorously.

NOTE 12. – SUBSEQUENT EVENTS

Senior Secured Credit Facility

On December 28, 2023, the Company entered into that certain Amendment Agreement (the “Amendment Agreement”) to that certain Securities Purchase Agreement dated March 3, 2023 (the “JGB SPA”) and debentures (the “Debentures”) with JGB Partners, LP (“JGB Partners”), JGB Capital, LP (“JGB Capital”) and JGB Capital Offshore Ltd. (“JGB Offshore” and collectively with JGB Partners and JGB Capital, the “Holders”) and JGB Collateral, LLC, as collateral agent for the Holders (the “Agent”).

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended.

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $2.14 per share in accordance with applicable Nasdaq rules. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders have converted $428 of debt in exchange for 200,000 shares of common stock.

 The provisions in Section 3(c)(i) of the Debentures requiring 20% of any equity issuances to be paid to the Holders was suspended for 20 days.

On May 10, 2024, the Company, the Holders and the Agent entered into that certain May 2024 Exchange Agreement and May 2024 Letter Agreement to modify the terms of the Amendment Agreement, the Securities Purchase Agreement and the Debentures, as amended.

Under the terms of the May 2024 Letter Agreement, the Company and Holders have agreed the Company shall incur an aggregate amendment charge to the undersigned holders equal to $275, which shall be added to the principal balance of the Debentures.

Under the terms of the May 2024 Exchange Agreement, the Company and Holders exchanged an aggregate of $2,328 in principal, fees and expenses owed under the Debentures for 395,000 shares of common stock and 895,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $.00001 (at an effective per share price of $1.69). The remaining principal balance of the Debentures is $9,825 of which $3,000 remains current with corresponding pledged assets.

As a result of the transaction, the exercise price on 5,876,887 of the Company’s outstanding warrants is reduced to $1.69 per share in accordance with the adjustment provisions therein.

Securities Purchase Agreement

On April 8, 2024, the Company and certain investors (the “Investors”) entered into a securities purchase agreement (the “Securities Purchase Agreement”) relating to the issuance and sale of shares of common stock (or pre-funded warrants in lieu of common stock) pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock (collectively, the “Offering”). The Investors purchased approximately $4,237 of shares and warrants, consisting of an aggregate of 1,855,000 shares of common stock, pre-funded warrants to purchase 125,000 shares of common stock and warrants to purchase 1,980,000 shares of common stock, at a purchase price of $2.14 per share and accompanying warrant. The warrants are exercisable after the Shareholder Approval Date (as defined in the Securities Purchase Agreement) at an exercise price of $2.14 per share of common stock, expire on the date that is five (5) years after the Shareholder Approval Date and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, then such exercise price shall be lowered to such price at which the shares were offered. The pre-funded warrants are exercisable immediately upon issuance at an exercise price of $0.00001. The Offering closed on April 9, 2024.

The Company agreed to pay the Placement Agent a cash fee of 6.0% of the gross proceeds from the Offering, an additional 6.0% cash fee of any cash exercise of the warrants and to reimburse the Placement Agent for its expenses, including the reimbursement of legal fees up to an aggregate of $50,000. In addition, the Company issued an aggregate of 118,800 placement agent warrants to the Placement Agent and its designees with substantially the same terms as the warrants to the Investors, except that the placement agent warrants will terminate five years following the commencement of sales of the Offering and have an exercise price of $2.675.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s estimated offering expenses, were approximately $3,913.

Subordinated Note - Omnia Settlement and General Release

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settles and extinguishes all outstanding debt and interest owed to Omnia under the outstanding Subordinated Promissory Note dated March 3, 2023 (the “Old Note”) and the put provision contained the outstanding common stock purchase warrant dated March 3, 2023 (the “Old Warrant”), amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 1,150,000 shares of common stock and 1,150,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $2.14) and (iii) 460,000 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $2.14 until May 1, 2029 (the “New Warrant”). The New Warrant contains a put provision that permits the holder to require the Company to redeem the New Warrants, no earlier than May 1, 2025, for a purchase price equal to $2.675 per New Warrant. Subject to limited exceptions, a holder of pre-funded warrants and New Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the Old Warrant and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.

Other Agreements

On April 29, 2024, the Company settled an aggregate of $1,500 of outstanding indebtedness under various commercial agreements for an aggregate of 700,958 shares of common stock at an effective price per share of $2.14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as our Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Form 10-Q. Note references are to the notes to consolidated financial statements included in Item 1 of this Form 10-Q.

For purposes of this MD&A, references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein. In addition, dollars are in thousands, except per share data or unless otherwise specified.

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Forward looking statements include, but are not limited to, statements regarding (i) our ability to continue as a going concern, (ii) our expectations regarding our debt obligations, (iii) our financial and operating performance, (iv) our strategic alternatives, including our cost savings initiatives, (v) our expectations regarding regulatory enforcement (vi) our products, and (vii) the volatility of our common stock and warrants. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” herein and in our Annual Report on Form 10-K filed on March 28, 2024. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

Our Business

22nd Century Group, Inc. is an agricultural biotechnology company focused on tobacco harm reduction, reduced nicotine tobacco and improving health and wellness through plant science. With dozens of patents allowing it to control nicotine biosynthesis in the tobacco plant, the Company has developed proprietary reduced nicotine content (RNC) tobacco plants and cigarettes, which have become the cornerstone of the FDA’s Comprehensive Plan to address the widespread death and disease caused by smoking. The Company received the first and only FDA Modified Risk Tobacco Product (MRTP) authorization for a combustible cigarette in December 2021. 22nd Century uses modern plant breeding technologies, including genetic engineering, gene-editing, and molecular breeding to deliver solutions for the life science and consumer products industries by creating new, proprietary plants with optimized alkaloid and flavonoid profiles as well as improved yields and valuable agronomic traits.

To support the launch and expansion of VLN®, we are vertically integrated and utilize our tobacco assets for contract manufacturing operations (“CMO”) that consists primarily of branded filtered cigars and conventional cigarettes. With high-speed manufacturing capabilities we continue to attract additional CMO business to absorb our manufacturing overhead and help keep our unit cost profile low. The Company is a subsequent participating manufacturer under the Master Settlement Agreement (“MSA”), of which all cigarette products are compliant.

Recent Highlights and Other Events

●	Capital Markets Transactions
o	On April 2, 2024, the Company completed a reverse stock split of its outstanding shares of common stock, par value $0.00001 per share at a ratio of 1-for-16 effective. Subsequently, Nasdaq Stock Market LLC ("Nasdaq") notified the Company on April 16, 2024 that it has regained compliance with the minimum bid price requirement under Nasdaq Listing Rule 5550(a)(2) for continued listing.

o	Nasdaq notified the Company on April 4, 2024 that it has received a deficiency letter with the minimum shareholders’ equity requirement of $2,500 under Nasdaq Listing Rule 5550(b)(1) for continued listing.
o	In April 2024, the Company completed a registered direct offering for total net proceeds of $3,913.
o	In April 2024, the Company reduced the outstanding principle of its Senior Secured Credit Facility by $428 through conversion of 200,000 shares of common stock.
o	In April 2024, the Company eliminated $5,228 of indebtedness related to the Subordinate Note in a primarily equity transaction.
o	In April 2024, the Company settled an approximate aggregate of $1,500 of outstanding indebtedness under various commercial agreements in equity issuances.
o	In May 2024, the Company further reduced debt by exchanging $2,328 of amounts owed under the Senior Secured Credit Facility for 1,375,000 shares of common stock and pre-funded warrants.
●	Corporate Updates
o	On February 13, 2024, the Company announced a reduction in board compensation expenses expected to save more than $1 million in annual cost for 2024. Additionally, the board waived cash compensation for the fourth quarter 2023 and first quarter 2024.
o	On April 8, 2024, The Company announced the appointment of Daniel Otto as Chief Financial Officer and Jonathan Staffeldt as General Counsel.
o	On April 18, 2024, the Company announced the resignation of Nora Sullivan and James Mish as Directors. The Company reduced the board to 4 seats as part of its focus on corporate cost efficiency.

Financial Overview

●	Net revenues for the first quarter of 2024 were $6,469, a decrease of 27.5% from $8,926 in 2023, primarily driven by a decrease in volume.
o	First quarter 2024 cartons sold of 629 compared to 1,002 in the comparable prior year period.
●	Gross profit for the first quarter of 2024 was a loss of $1,129 compared to profit of $17 in the prior year period.
●	Total operating expenses for the first quarter of 2024 decreased to $3,305 compared to $10,421 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $2,906 compared to $9,837 in the prior year period, primarily driven by lower headcount (compensation and benefits), strategic consulting, and sales and marketing costs due to our cost savings initiatives implemented in the second half of 2023.
o	Research development expenses decreased to $425, compared to $730 in the prior year period, driven by lower headcount (compensation and benefits costs) and continued focus on cost savings with our tobacco research.
o	Other operating expenses, net was ($26), compared to ($146) in the prior year period, primarily reflecting gains on sale of property, plant and equipment.
●	Operating loss from continuing operations for the first quarter 2024 was $4,434, compared to a loss of $10,404 in the prior year period for the reasons described above.
●	Net loss from continuing operations in the first quarter of 2024 was $5,450 and basic and diluted loss from continuing operations per common share was $1.72 compared with net loss from continuing operations in the first quarter of 2023 of $10,830, and basic and diluted net loss from continuing operations per common share of $12.80.
●	As of March 31, 2024, we had $1,517 in cash and cash equivalents.

Our Financial Results

	Three Months Ended
	March 31	March 31	Change
	2024	2023	$	%
Revenues, net	$6,469	$8,926	(2,457)	(27.5)
Cost of goods sold	4,213	4,724	(511)	(10.8)
Excise taxes and fees on products	3,385	4,185	(800)	(19.1)
Gross (loss) profit	(1,129)	17	(1,146)	NM
Gross (loss) profit as a % of revenues, net	(17.4)%	0.2%
Operating expenses:
Sales, general and administrative ("SG&A")	2,906	9,837	(6,931)	(70.5)
SG&A as a % of revenues, net	44.9%	110.2%
Research and development ("R&D")	425	730	(305)	(41.8)
R&D as a % of revenues, net	6.6%	8.2%
Other operating expenses, net ("OOE")	(26)	(146)	120	(82.2)
Total operating expenses	3,305	10,421	(7,116)	(68.3)
Operating loss from continuing operations	(4,434)	(10,404)	5,970	(57.4)
Operating loss as a % of revenues, net	(68.5)%	(116.6)%
Other income (expense):
Other income (expense), net	-	(155)	155	NM
Interest income, net	-	57	(57)	(100.0)
Interest expense	(1,016)	(328)	(688)	209.8
Total other expense	(1,016)	(426)	(590)	138.5
Loss before income taxes	(5,450)	(10,830)	5,380	(49.7)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(5,450)	$(10,830)	5,380	(49.7)
Net loss as a % of revenues, net	(84.3)%	(121.3)%
Net loss per common share from continuing operations (basic and diluted)*	$(1.72)	$(12.80)	11.08	(86.56)

NM - calculated change not meaningful

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and the 1-for-15 reverse stock split on July 5, 2023.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue, net

	Three Months Ended
	March 31	March 31
	2024	2023
Revenues, net	$6,469	$8,926
Cartons sold	629	1,002

Tobacco revenue was $6,469, a decrease of 27.5% from $8,926 in the prior year period, reflecting lower unit sales as a result of a planned reallocation in production resources during 2023 at the Company’s NASCO facilities away from negative margin filtered cigars to higher margin VLN® and conventional cigarette products. Price increases and new cigarette export contract volume commence in the second quarter of 2024, among other additional new CMO revenue opportunities, while the Company concurrently exits certain filtered cigar production with negative profitability.

Gross (loss) profit

	Three Months Ended
	March 31	March 31
	2024	2023
Gross (loss) profit	$(1,129)	$17
Percent of Revenues, net	(17.4)%	0.2%

The decrease in gross profit and gross profit as a percent of revenues, net for the quarter ended March 31, 2024, compared to the quarter ended March 31, 2023, was primarily driven by lower volume due to carryover from 2023 of our intentional shift in product mix, production staffing, and capacity as we stabilize operations in connection with ongoing restructuring efforts. During the quarter ended March 31, 2024, the Company recorded an additional reserve for excess, obsolete or expired leaf inventory of $431 related to the 2023 crop year received in the first quarter 2024 and an additional $233 for excise taxes on products based on an assessment received related to prior periods.

Sales, general and administrative (“SG&A”) expense

Changes From Prior Year
Three Months Ended
Compensation and benefits (a)	$(2,492)
Strategic consulting (b)	(3,062)
Sales and marketing (b)	(401)
Travel and entertainment (b)	(226)
Administrative, public company and other expenses (c)	(750)
Net decrease in SG&A expenses	$(6,931)

(a) Compensation and benefits and equity compensation expense decreased for the three-month period ending March 31, 2024 compared to the prior year period due to a reduction of headcount as part of our cost cut initiatives.

(b) Decreases of strategic consulting, sales and marketing and travel and entertainment for the three-month period ending March 31, 2024, were due to reduced spending as part of our cost cut initiatives.

(c) Other expenses decreased for the three-month ended March 31, 2024, due to decreases of $412 of for public company expenses, $310 of insurance expenses, $150 of facilities expenses and $122 of other.

Research and development (“R&D”) expense

Changes From Prior Year
Three Months Ended
Compensation and benefits (a)	$(152)
Other (b)	(153)
Net decrease in R&D expenses	$(305)

(a)	Decreased compensation and benefits for the three-month period ended March 31, 2024 are mainly related to the a decrease in headcount in the current year period compared to the prior year period.
(b)	Other expenses decreased for the three months ended March 31, 2024, due to decreases of $57 of patent and license amortization, $48 of consulting and professional services, and $48 of patent maintenance. These decreases are mainly attributable to our continued cost cutting initiatives implanted during the third quarter of 2023.

Other income (expense)

Changes From Prior Year
Three Months Ended
Other income (expense):
Other income (expense), net (a)	(155)
Interest income, net	57
Interest expense (b)	688
Net increase in other expense	$590

(a)	Other income (expense), net decreased from the prior year period due to a decrease of $16 of realized losses on short term investments and $139 decrease in fair value of warrant liability.
(b)	Interest expense increased in 2024, as compared to the prior year period, primarily due to increases in cash interest of $66 and a decrease of non-cash interest of $62 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations increased by $37), and additional increases of $82 of derivative liability fair value changes. Additionally, interest expense increased as a result of PIK interest of $639 recognized from the Subordinated Note.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $2,255 for the three months ended March 31, 2024 and an accumulated deficit of $384,446 as of March 31, 2024. As of March 31, 2024, we had cash and cash equivalents of $1,517 and working capital from continuing operations of ($9,497) (compared to working capital from continuing operations of ($6,826) at December 31, 2023). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash, and cash equivalents and working capital as of March 31, 2024 and December 31, 2023 are set forth below:

	March 31	December 31
	2024	2023
Cash and cash equivalents	$1,517	$2,058
Working capital	$(9,497)	$(6,826)

Working Capital

As of March 31, 2024, we had working capital from continuing operations, excluding assets and liabilities held for sale, of approximately ($9,497) compared to working capital of approximately ($6,826) at December 31, 2023 a decrease of $2,671. This decrease in working capital was primarily due to a $2,403 decrease in net current assets and an increase in net current liabilities of $268. Cash and cash equivalents decreased by $541 and the remaining net current assets increased by $1,862. As a result of the working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Three Months Ended
	March 31,		Change
	2024	2023	$
Cash provided by (used in):
Operating activities	$(2,255)	$(17,500)	15,245
Investing activities	15	14,723	(14,708)
Financing activities	1,699	18,209	(16,510)
Net change in cash, cash equivalents and restricted cash	$(541)	$15,432

Net cash used in operating activities

Cash used in operating activities decreased $15,245 from $17,500 in 2023 to $2,255 in 2024. The primary driver for this decrease was lower net loss of $12,443, a decrease of $1,016 related to net adjustments to reconcile net loss to cash, and a decrease in cash used for working capital components related to operations in the amount of $3,818 for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Net cash provided by investing activities

Cash provided by investing activities amounted to $15 the three months ended March 31, 2024, as compared to cash provided by investing activities of $14,723 for the three months ended March 31, 2023. The decrease in cash provided by investing activities of $14,708 was the result of (i) a decrease in net proceeds from short-term investments of $12,959; (ii) $3,500 of property, plant and equipment casualty loss insurance proceeds collected in the prior year period (iii) $90 from the acquisitions of RXP in the prior year period and (iv) a decrease of $178 of proceeds from the sale of property, plant and equipment. These decreased cash inflows were partially offset by a decrease in cash outflows of $2,019 related to the acquisitions of patents, trademarks and property, plant and equipment.

Net cash provided by financing activities

During the three months ended March 31, 2024, cash provided by financing activities decreased by $16,510, from $18,209 in the prior year period, to $1,699, resulting from decreases in (i) the net proceeds of $16,048 from issuance of long-term debt, (ii) proceeds of $6,016 from issuance of detachable warrants, and (iii) proceeds from issuance of notes payable of $71 offset by an increase in net proceeds from warrant exercise of $2,245. These cash inflows were offset by a decrease in cash outflows of note payable payments of $2,967 and taxes paid related to net share settlement of RSUs of $413.

Cash demands on operations

As of March 31, 2024, we had approximately $1,517 of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents and cash generated from our tobacco contract manufacturing business and proceeds from debt and equity financing activities, which cash flows provided by financing activities for the quarter ended March 31, 2024 were $1,699.

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

The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $306.00 per share, a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. As a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 20,834 shares of the Company’s common stock for an exercise price of $306.00 per share were automatically adjusted to be $205.248 exercise price for up to 31,063 shares of common stock. There are no further anti-dilution adjustments on such warrants. In connection with the JGB October Amendment, the Company and Holders agreed to exercise the outstanding put provision to redeem 10,418 Warrants for an aggregate put price equal to $2,500.

Following the JGB October and December Amendments (as further described in Note 6 “Debt” of the Notes to Condensed Consolidated Financial Statements contained), as of March 31, 2024 and December 31, 2023, respectively, the remaining principal loan balance is approximately $10,752, exit fee of $1,052 and remaining $500 of the put price will be due at maturity in March 2026 in accordance with the original terms of the debenture agreements. As of March 31, 2024, the Company has pledged to JGB the $2,000 GVB promissory note and $1,000 assignment of Needle Rock Farms to be applied as principal reduction in 2024.

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended.

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $2.14 per share in accordance with applicable Nasdaq rules. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders converted $428 of debt in exchange for 200,000 shares of common stock during the 20-day period.

The provisions in Section 3(c)(i) of the Debentures requiring 20% of any equity issuances to be paid to the Holders was suspended for 20 days.

On May 10, 2024, the Company, the Holders and the Agent entered into that certain May 2024 Exchange Agreement and May 2024 Letter Agreement to modify the terms of the Amendment Agreement, the Securities Purchase Agreement and the Debentures, as amended.

Under the terms of the May 2024 Letter Agreement, the Company and Holders have agreed the Company shall incur an aggregate amendment charge to the undersigned holders equal to $275, which shall be added to the principal balance of the Debentures.

Under the terms of the May 2024 Exchange Agreement, the Company and Holders exchanged an aggregate of $2,328 in principal, fees and expenses owed under the Debentures for 395,000 shares of common stock and 895,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $.00001 (at an effective per share price of $1.69). The remaining principal balance of the Debentures is $9,825 of which $3,000 remains current with corresponding pledged assets.

As a result of the transaction, the exercise price on 5,876,887 of the Company’s outstanding warrants is reduced to $1.69 per share in accordance with the adjustment provisions therein.

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

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK Interest accrues at a rate of 26.5% per annum, payable monthly. The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The maturity date of the Subordinated Note was May 1, 2024.

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 2,813 shares of the Company’s common stock. The Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $205.248 per share subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settles and extinguishes all outstanding debt and interest owed to Omnia under the outstanding Subordinated Promissory Note dated March 3, 2023 (the “Old Note”) and the put provision contained the outstanding common stock purchase warrant dated March 3, 2023 (the “Old Warrant”), amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 1,150,000 shares of common stock and 1,150,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $2.14) and (iii) 460,000 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $2.14 until May 1, 2029 (the “New Warrant”). The New Warrant contains a put provision that permits the holder to require the Company to redeem the New Warrants, no earlier than May 1, 2025, for a purchase price equal to $2.675 per New Warrant. Subject to limited exceptions, a holder of pre-funded warrants and New Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the Old Warrant and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.

Warrant Inducement Offering

On November 28, 2023, the Company commenced a warrant inducement offering with the holders of the Company’s outstanding 1,986,229 warrants consisting of: (i) the common stock purchase warrants of the Company issued on or about June 22, 2023; (ii) the common stock purchase warrants of the Company issued on or about July 10, 2023; (iii) the common stock purchase warrants of the Company issued on or about July 21, 2023; and/or (iv) the common stock purchase warrants of the Company issued on or about October 19, 2023 (collectively, the “Existing Warrants”), which Existing Warrants are exercisable for an equal number of shares of common stock at an exercise price of $8.40. The Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants during the inducement period, for cash, at a reduced exercise price equal to the Nasdaq Minimum Price (as defined in the as defined in Nasdaq Listing Rule 5635(d)).

For the period from January 1, 2024 to February 15, 2024, the date of shareholder approval, the Company entered into warrant inducement agreements with certain holders of the Existing Warrants to purchase an aggregate of 820,769 shares of common stock at a reduced weighted average exercise price of approximately $2.9504 (which were subsequently reduced to $1.69 in connection with the May 2024 JGB debt for equity exchange). Pursuant to the warrant inducement agreements, the exercising holders of the Existing Warrants received 1,641,535 Inducement Warrants and the Company received aggregate gross proceeds of approximately $2,421 from the exercise of the Existing Warrants. Additionally, on the date of Shareholder Approval, the exercise price of the 3,581,213 outstanding Inducement Warrants, was reduced to $2.8237 based on the lowest Nasdaq Minimum Price (as defined in the as defined in Nasdaq Listing Rule 5635(d)) during the inducement period.

April 2024 Registered Direct Offering.

On April 8, 2024, the Company and certain investors entered into a securities purchase agreement (“April SPA”) relating to the issuance and sale of approximately $4,200 of shares and warrants, consisting of an aggregate of 1,855,000 shares of common stock, 125,000 pre-funded warrants and 1,980,000 warrants to purchase an equal number of shares, at a purchase price of $2.14 per unit. The warrants are exercisable immediately at an exercise price of $2.14 per share of common stock and expire five years after shareholder approval, as defined in the April SPA (which were subsequently reduced to $1.69 in connection with the May 2024 JGB debt for equity exchange). The net proceeds to the Company from the offering were approximately $3,913.

Outstanding Warrants

As of May 13, 2024, we had the following warrants outstanding:

	# of warrants outstanding	Exercise price	Expiration date
July 2022 RDO warrants	4,067	$492.00	July 25, 2027
Senior Secured Credit Facility - JGB	20,645	$205.248	September 3, 2028
Senior Secured Credit Facility - JGB Pre-Funded	895,000	$0.00001	NA
July 19, 2023 RDO warrants	28,125	$1.69	July 20, 2028
October 2023 CMPO warrants	168,750	$1.69	October 19, 2028
Inducement warrants	3,581,213	$1.69	February 15, 2029
April 2024 RDO	1,980,000	$1.69	*
April 2024 RDO - Placement Agent	118,800	$1.69	*
Omnia Pre-Funded	1,150,000	$0.00001	NA
Omnia warrants	460,000	$1.69	May 1, 2029
	8,406,600
*5 years after shareholder approval

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

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 11 - Commitments and Contingencies – Litigation - to our Condensed Consolidated Financial Statements included in this Quarterly Report for information concerning our on-going litigation. In addition to the lawsuits described in Note 11, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge other than the cases described in Note 11 to our consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 28, 2024.

Our securities are currently listed on the Nasdaq. If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that shares of our Class A common stock are “penny stock” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

On April 4, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that we were not in compliance with Nasdaq’s Listing Rule 5550(b)(1) because our stockholders’ equity for the year ended December 31, 2023, as reported in our Form 10-K, was below the minimum stockholders’ equity requirement of $2,500,000 (the “Stockholders’ Equity Requirement”).  In accordance with Nasdaq rules, we have been provided 45 calendar days to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the “Compliance Plan”). If the Compliance Plan is accepted, Nasdaq may grant up to 180 calendar days from the date of the notice for us to regain compliance with the Stockholders’ Equity Requirement.

We intend to timely submit a Compliance Plan to Nasdaq to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that Nasdaq will accept our plan or that we will be able to regain compliance with Listing Rule 5550(b)(1) or maintain compliance with any other Nasdaq requirement in the future.  If our securities are delisted from Nasdaq due to non-compliance with Rule 5550(b)(1) or the failure to satisfy another applicable Nasdaq rule, such delisting would have a material adverse impact on the trading price and ability to transfer our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 3.1	Certificate of Amendment to Restated Articles of Incorporation filed March 28, 2024 (incorporated by reference from Exhibit 3.1 from Form 8-K filed on April 3, 2024)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 15, 2024	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: May 15, 2024	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)