Form 10-Q
period 2024-06-30
22nd Century Group, Inc.
filed 2024-08-13
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

Yes  ☐ No  ☒

As of August 10, 2024, there were 9,272,518 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$1,279	$2,058
Accounts receivable, net	2,448	1,671
Inventories	2,664	4,346
Insurance recoveries	3,768	3,768
GVB promissory note	500	2,000
Prepaid expenses and other current assets	1,767	1,180
Current assets of discontinued operations held for sale	1,058	1,254
Total current assets	13,484	16,277
Property, plant and equipment, net	3,093	3,393
Operating lease right-of-use assets, net	1,769	1,894
Intangible assets, net	5,728	5,924
Other assets	15	15
Total assets	$24,089	$27,503

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Notes and loans payable - current	$877	$543
Current portion of long-term debt	1,500	5,848
Operating lease obligations	245	231
Accounts payable	3,893	4,445
Accrued expenses	884	1,322
Accrued litigation	3,768	3,768
Accrued payroll	300	883
Accrued excise taxes and fees	2,510	2,234
Deferred income	389	726
Other current liabilities	309	1,849
Current liabilities of discontinued operations held for sale	1,397	3,185
Total current liabilities	16,072	25,034
Long-term liabilities:
Operating lease obligations	1,571	1,698
Long-term debt	6,046	8,058
Other long-term liabilities	1,355	1,123
Total liabilities	25,044	35,914
Commitments and contingencies (Note 12)
Shareholders' equity (deficit)
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 250,000,000 shares authorized
Capital stock issued and outstanding:
9,272,518 common shares (2,720,437 at December 31, 2023)
Common stock, par value	—	—
Capital in excess of par value	384,603	370,297
Accumulated deficit	(385,558)	(378,707)
Total shareholders' deficit	(955)	(8,410)
Total liabilities and shareholders’ deficit	$24,089	$27,503

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues, net	$7,947	$8,050	$14,416	$16,977
Cost of goods sold	3,869	4,682	8,082	9,407
Excise taxes and fees on products	3,508	4,329	6,893	8,514
Gross (loss) profit	570	(961)	(559)	(944)
Operating expenses:
Sales, general and administrative	2,360	10,283	5,266	20,119
Research and development	250	799	675	1,529
Other operating expense (income), net	7	—	(19)	(146)
Total operating expenses	2,617	11,082	5,922	21,502
Operating loss from continuing operations	(2,047)	(12,043)	(6,481)	(22,446)
Other income (expense):
Other income (expense), net	339	(613)	339	(768)
Interest income, net	21	65	21	122
Interest expense	(501)	(1,071)	(1,517)	(1,399)
Total other expense	(141)	(1,619)	(1,157)	(2,045)
Loss from continuing operations before income taxes	(2,188)	(13,662)	(7,638)	(24,491)
Provision for income taxes	26	46	26	46
Net loss from continuing operations	$(2,214)	$(13,708)	$(7,664)	$(24,537)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	$1,102	$(6,831)	$813	$(14,184)
Provision (benefit) for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$1,102	$(6,831)	$813	$(14,184)

Net loss	$(1,112)	$(20,539)	$(6,851)	$(38,721)
Deemed dividends	(445)	(367)	(4,034)	(367)
Net loss available to common shareholders	$(1,557)	$(20,906)	$(10,885)	$(39,088)

Basic and diluted loss per common share from continuing operations	$(0.30)	$(15.61)	$(1.44)	$(28.46)
Basic and diluted loss per common share from discontinued operations	$0.15	$(7.78)	$0.15	$(16.45)
Basic and diluted loss per common share from deemed dividends	$(0.06)	$(0.42)	$(0.76)	$(0.43)
Basic and diluted loss per common share	$(0.21)	$(23.81)	$(2.05)	$(45.34)
Weighted average common shares outstanding - basic and diluted	7,449,706	878,171	5,307,471	862,177

Net loss	$(1,112)	$(20,539)	$(6,851)	$(38,721)
Other comprehensive income:
Unrealized gain on short-term investment securities	—	10	—	71
Foreign currency translation	—	42	—	38
Reclassification of realized losses to net loss	—	28	—	41
Other comprehensive income	—	80	—	150
Comprehensive loss	$(1,112)	$(20,459)	$(6,851)	$(38,571)

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands, except share data)

	Six Months Ended June 30, 2024

	Common	Par Value	Capital in		Total
	Shares	of Common	Excess of	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Deficit	Deficit
Balance at January 1, 2024	2,720,437	$—	$370,297	$(378,707)	$(8,410)
Stock issued in connection with RSU vesting, net of 405 shares withheld for taxes	3,810	—	(1)	—	(1)
Stock issued in connection with licensing arrangement	11,480	—	100	—	100
Stock issued in connection with warrant exercises, net of fees of $176	747,001	—	2,245	—	2,245
Equity-based compensation	—	—	181	—	181
Fractional shares issued for reverse stock split	118,207	—	—	—	—
Net loss	—	—	—	(5,739)	(5,739)
Balance at March 31, 2024	3,600,935	$—	$372,822	$(384,446)	$(11,624)
Stock issued in connection with warrant exercises	265,625	—	—	—	—
Stock issued for extinguishment of Subordinated Note	1,150,000	—	3,864	—	3,864
Stock issued in connection with capital raise, net of issuance costs of $324 [1]	1,980,000	—	3,913	—	3,913
Stock issued upon conversion of Senior Secured Credit Facility [2]	1,575,000	—	2,756	—	2,756
Stock issued in connection with settled indebtedness	700,958	—	1,192	—	1,192
Equity-based compensation	—	—	56	—	56
Net loss	—	—	—	(1,112)	(1,112)
Balance at June 30, 2024	9,272,518	$—	$384,603	$(385,558)	$(955)

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023 and subsequent 1-for-16 reverse stock split on April 2, 2024.
[1] Includes exercises of 125,000 shares of prefunded warrants during the period ended June 30, 2024.
[2] Includes exercises of 980,000 shares of prefunded warrants during the period ended June 30, 2024.

	Six Months Ended June 30, 2023
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	843,731	$—	$333,900	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of 1,976 shares withheld for taxes	5,644	—	(414)	—	—	(414)
Stock issued in connection with acquisition	1,941	—	503	—	—	503
Equity-based compensation	—	—	1,175	—	—	1,175
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Equity detachable warrants	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(18,182)	(18,182)
Balance at March 31, 2023	851,316	$—	$336,741	$(41)	$(256,114)	$80,586
Stock issued in connection with RSU vesting, net of shares withheld for taxes	1,534	—	(5)	—	—	(5)
Stock issued in connection with ATM, net of fees of $178	17,783	—	2,563	—	—	2,563
Stock issued in connection with capital raise, net of issuance costs of $422	46,753	—	4,851	—	—	4,851
Stock issued in connection with licensing arrangement	20,834	—	3,570	—	—	3,570
Equity-based compensation	—	—	1,486	—	—	1,486
Other comprehensive loss	—	—	—	80	—	80
Net loss	—	—	—	—	(20,539)	(20,539)
Fractional shares issued for reverse stock split	4,128	—	—	—	—	—
Balance at June 30, 2023	942,348	$—	$349,206	$39	$(276,653)	$72,592

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023 and subsequent 1-for-16 reverse stock split on April 2, 2024.

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(6,851)	$(38,721)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization and depreciation	514	2,093
Amortization of right-of-use asset	125	524
Other non-cash losses	(947)	18
Provision for credit losses	7	154
Loss on the sale of machinery and equipment	65	75
Debt related charges included in interest expense	1,674	1,100
Equity-based employee compensation expense	237	2,661
Gain on change of contingent consideration	—	(195)
Change in fair value of warrant liabilities	(324)	723
Change in fair value of derivative liability	(459)	—
Increase in inventory reserves	431	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(784)	(3,322)
Inventories	1,251	(4,285)
Prepaid expenses and other assets	(548)	(2,178)
Accounts payable	24	2,257
Accrued expenses	(437)	2,066
Accrued payroll	(583)	(774)
Accrued excise taxes and fees	276	1,280
Other liabilities	(641)	(808)
Net cash used in operating activities	(6,970)	(37,332)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	—	(398)
Acquisition of property, plant and equipment	(71)	(2,759)
Proceeds from the sale of property, plant and equipment	22	251
Acquisition, net of cash acquired	—	90
Property, plant and equipment insurance proceeds	—	3,500
Sales and maturities of short-term investment securities	—	21,714
Purchase of short-term investment securities	—	(3,475)
Net cash (used in) provided by investing activities	(49)	18,923
Cash flows from financing activities:
Payments on notes payable	(924)	(3,954)
Proceeds from issuance of notes payable	1,256	2,218
Payments of long-term debt	(249)	—
Proceeds from issuance of long-term debt	—	16,849
Payment of debt issuance costs	—	(801)
Proceeds from issuance of detachable warrants	—	6,016
Net proceeds from warrant exercise	2,245	—
Proceeds from issuance of common stock related to the ATM	—	2,741
Payment of common stock issuance costs related to the ATM	—	(178)
Proceeds from issuance of common stock	4,237	5,273
Payment of common stock issuance costs	(324)	(422)
Taxes paid related to net share settlement of RSUs	(1)	(420)
Net cash provided by financing activities	6,240	27,322
Net (decrease) increase in cash, cash equivalents and restricted cash	(779)	8,913
Cash, cash equivalents and restricted cash - beginning of period	2,058	3,020
Cash, cash equivalents and restricted cash - end of period	$1,279	$11,933

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$2,058	$3,020
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$2,058	$3,020

Cash and cash equivalents at end of period	$1,279	$4,433
Restricted cash at end of period	—	7,500
Cash, cash equivalents and restricted cash at end of period	$1,279	$11,933

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$25	$64
Right-of-use assets and corresponding operating lease obligations	$—	$4,803
Deemed dividends	$4,034	$367
Stock issued in connection with settled indebtedness	$1,192	$—
Non-cash consideration RXP acquisition	$—	$1,926
Non-cash licensing arrangement	$—	$3,500
Payment for extinguishment of Subordinated Note	$3,864	$—
Payment of GVB Promissory Note	$1,500	$—
Payment of debt issuance costs	$275	$—
Equity conversion of Senior Secured Credit Facility	$2,481	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $6,970 and $37,332 for the six months ended June 30, 2024 and 2023, respectively, and an accumulated deficit of $385,558 and $378,707 as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, the Company had cash and cash equivalents of $1,279.

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

Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of Capital in excess of par value at the time of issuance. For additional discussion on warrants, see Note 5 and Note 10.

Deemed dividends associated with anti-dilution or down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common shareholders and a corresponding increase to Capital in excess of par value resulting in no change to shareholders’ equity (deficit). During the three and six months ended June 30, 2024, total deemed dividends were $445 and $4,034, compared to the three and six months ended June 30, 2023 of $367 and $367, respectively, resulting from equity offerings (see Note 10).

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

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators during the three and six months ended June 30, 2024.

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

The following table summarizes the change in accrued severance liabilities, presented within Other current liabilities on the Condensed Consolidated Balance Sheets:

Balance at January 1, 2024	$386
Cash payments	(64)
Balance at March 31, 2024	322
Cash payments	(73)
Balance at June 30, 2024	$249

The following table summarizes the classification of severance charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales, general, and administrative	$—	$569	$—	$569
Total severance charges	$—	$569	$—	$569

Income Taxes - For interim income tax reporting, due to a full valuation allowance on net deferred tax assets, no income tax expense or benefit is recorded unless it is related to certain state, local, or franchise taxes, or an unusual or infrequently occurring items. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

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

NOTE 2. DISCONTINUED OPERATIONS AND DIVESTITURES

As of June 30, 2024, all assets and liabilities of the former hemp/cannabis disposal group are presented as current in the Condensed Consolidated Balance Sheets. The carrying amounts of the former hemp/cannabis disposal group assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	June 30,	December 31,
	2024	2023
Prepaid expenses and other current assets	$7	$9
Property, plant and equipment, net	1,051	1,207
Other assets	—	38
Current assets of discontinued operations held for sale	$1,058	$1,254

Notes and loans payable - current	$—	$2
Operating lease obligations	—	1,083
Accounts payable	1,279	2,013
Accrued expenses	75	79
Deferred income	—	8
Other current liabilities	43	—
Current liabilities of discontinued operations held for sale	$1,397	$3,185

Net liabilities	$(339)	$(1,931)

Net loss from discontinued operations for the six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues, net	$—	$15,377	$—	$28,412
Cost of goods sold	—	16,761	—	30,990
Gross loss	—	(1,384)	—	(2,578)
Operating expenses:
Sales, general and administrative	(387)	4,257	(320)	8,652
Research and development	84	994	132	1,781
Other operating expense, net	(865)	91	(766)	996
Total operating (income) expense	(1,168)	5,342	(954)	11,429
Operating income (loss) from discontinued operations	1,168	(6,726)	954	(14,007)
Other income (expense):
Other income, net	—	17	—	38
Interest expense	(66)	(122)	(141)	(215)
Total other expense	(66)	(105)	(141)	(177)
Income (loss) from discontinued operations before income taxes	1,102	(6,831)	813	(14,184)
Provision (benefit) for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$1,102	$(6,831)	$813	$(14,184)

During the three- and six-month periods ended June 30, 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $1,399 and $1,551, respectively.

Cash flow information from discontinued operations for the three and six months ended June 30, 2024 and 2023 was as follows:

	Six Months Ended
	June 30,
	2024	2023
Cash used in operating activities	$867	$49,882
Cash provided by investing activities	$22	$1,194

Depreciation and amortization	$-	$1,367
Capital expenditures	$-	$2,277

NOTE 3. – INVENTORIES

Inventories at June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$1,975	$3,580
Work in process	—	—
Finished goods	689	766
	$2,664	$4,346

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at June 30, 2024 and December 31, 2023 consisted of the following:

	Gross	Accumulated	Net Carrying
June 30, 2024	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,922	$(2,185)	$737
License fees	4,165	(1,860)	2,305
Total amortizing intangible assets	$7,087	$(4,045)	$3,042
Indefinite-lived:
Trademarks			$134
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,686
Total intangible assets, net			$5,728

	Gross	Accumulated		Net Carrying
December 31, 2023	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,913	$(1,622)	$(487)	$804
License fees	4,165	(1,666)	(65)	2,434
Total amortizing intangible assets	$7,078	$(3,288)	$(552)	$3,238
Indefinite-lived:
Trademarks				$134
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,686
Total intangible assets, net				$5,924

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Cost of goods sold	$2	$3	$5	$6
Research and development	102	162	202	320
Total amortization expense	$104	$165	$207	$326

Estimated future intangible asset amortization expense based on the carrying value as of June 30, 2024 is as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
Amortization expense	$209	$417	$377	$368	$296	$1,375

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

The following table presents information about our liabilities measured at fair value as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	June 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 warrants	$—	$—	$1,191	$1,191
Derivative liability	—	—	98	98
Total liabilities	$—	$—	$1,289	$1,289

	Fair Value
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2023 warrants	$—	$—	$1,350	$1,350
Derivative liability	—	—	557	557
Total liabilities	$—	$—	$1,907	$1,907

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants accounted for as liabilities (Level 3) for the period ended June 30, 2024:

Fair value measurement at January 1, 2024	$1,350
Fair value measurement adjustment	—
Fair value measurement at March 31, 2024	$1,350
Settlement and release (See Note 6)	(1,350)
Initial measurement (See Note 6)	1,515
Fair value measurement adjustment	(324)
Fair value measurement at June 30, 2024	$1,191

The Omnia warrants were measured at June 30, 2024 and December 31, 2023 using a Monte Carlo valuation model with the following assumptions:

	June 30,		December 31,
	2024		2023
	Omnia 2024 warrants		Omnia 2023 warrants
Risk-free interest rate per year	4.3%		4.6%
Expected volatility per year	113.1%		90.9%
Expected dividend yield	—%		—%
Contractual expiration	4.8	years	6.6	years
Exercise price	$2.14		$205.248
Stock price	$0.75		$3.04

The warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s detachable warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The Omnia 2023 warrants were extinguished and the Omnia 2024 warrants were issued in April 2024. See Note 6 for further details.

Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company’s derivative liability accounted for as liabilities (Level 3) as of June 30, 2024:

Fair value measurement at January 1, 2024	$557
Fair value measurement adjustment	82
Fair value measurement at March 31, 2024	$639
Fair value measurement adjustment	(541)
Fair value measurement at June 30, 2024	$98

The derivative liability related to the debentures and embedded conversion option was measured at June 30, 2024 and December 31, 2023 using a binomial lattice valuation model under a “with and without” approach and contained the following assumptions:

	June 30,		December 31,
	2024		2023
Stock price volatility	137.3%		104.1%
Expected term	1.6	years	2.2	years
Stock price	$0.75		$3.04
Risk-free rate	4.8%		4.3%
Credit rating	CCC		CCC
Market yield (credit risk)	19.8%		13.8%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended June 30, 2024 and 2023 respectively, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 6. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of Debentures (as defined below) and previously, a subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment. The Subordinated Note was extinguished in April 2024, as described below.

Debt related to the Senior Secured Credit Facility and Subordinate Note as of June 30, 2024 and December 31, 2023 consists of the following:

	June 30,	December 31,
	2024	2023
Senior Secured Credit Facility	$8,325	$11,805
Subordinated Note	—	3,554
Unamortized discount on loan and deferred debt issuance costs	(779)	(1,453)
Total debt	$7,546	$13,906
Current portion of long-term debt	(1,500)	(5,848)
Total long-term debt	$6,046	$8,058

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

In connection with the waiver, the Company and Holders agreed to exercise the outstanding put provision to redeem 10,418 Warrants for an aggregate put price equal to $2,500 (the “Put Price”), which was concurrently reduced by $2,000, as described above, with the remaining $500 payable by the Company on the Maturity Date recorded as Other long-term liabilities on the Condensed Consolidated Balance Sheets. No cash was exchanged as a result of executing the October 2023 Amendment.

Subsequently, on December 22, 2023, the Company, the Holders and the Agent entered into an Amendment Agreement (the “December 2023 Amendment”) pursuant to which the Holders and the Agent consented to the Purchase Agreement, as amended by the GVB Amendment (see Note 2 “Discontinued Operations and Divestitures”). In consideration of the Holders and the Agents’ consent, the Company agreed to (i) pay to the Agent, a cash payment of $2,200 to reduce the outstanding principal of the Debentures (which includes the cash portion of the New Purchase Price paid directly to Agent by Buyer which consists of a cash payment of $1,100 and an additional $1,100 paid by the Company), (ii) a 12% secured promissory note issued to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “GVB Promissory Note”), (iii) assign the GVB Insurance Proceeds to the Agent until the outstanding aggregate principal amount of the Debentures, plus accrued and unpaid interest, has been repaid in full; provided that the first $1,000 of Insurance Proceeds in excess of $5,000 shall be applied as stated above, and (iv) post-closing enter into a deed in lieu of foreclosure agreement with respect to 224 acres of real property in Delta County, Colorado commonly known as Needle Rock Farms, resulting in a non-monetary exchange yielding additional debt reduction of $1,000.

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s outstanding indebtedness to JGB, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the note has been extended to December 31, 2024.

As of June 30, 2024, the $500 remaining GVB Promissory Note and $1,000 real estate farm asset are pledged to the senior lender for principal reduction and accordingly $1,500 of the Senior Secured Credit Facility is recorded as Current portion of long-term debt on the Condensed Consolidated Balance Sheets.

Additionally, the Company, the Holders and the Agent agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $1.00 per share and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness. The Voluntary Conversion Option remains subject to the approval of the Company’s shareholders and the Company is required pursuant to the December 2023 Amendment to use its commercially reasonable efforts to obtain such approval.

Additional terms of the December 2023 Amendment include a financial covenant holiday through the third quarter of 2024 and revised certain covenants thereafter to reflect the sale of the Purchased Interests, including lowering the Company’s quarterly revenue targets.

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended (“April 2024 Amendment”).

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $2.14 per share in accordance with applicable Nasdaq rules. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders converted $428 of debt in exchange for 200,000 shares of common stock during the quarter-ended June 30, 2024.

 On May 10, 2024, the Company, the Holders and the Agent entered into that certain May 2024 Exchange Agreement and May 2024 Letter Agreement to modify the terms of the Amendment Agreement, the Securities Purchase Agreement and the Debentures, as amended (“May 2024 Amendment”).

Under the terms of the May 2024 Letter Agreement, the Company and Holders have agreed the Company shall incur an aggregate amendment charge to the undersigned holders equal to $275, which shall be added to the principal balance of the Debentures. Under the terms of the May 2024 Exchange Agreement, the Company and Holders exchanged an aggregate of $2,328 in principal, fees and expenses owed under the Debentures for 395,000 shares of common stock and 895,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $.00001 (at an effective per share price of $1.69). All pre-funded warrants were subsequently exercised during the quarter-ended June 30, 2024.

As a result of the May 2024 Amendment, the exercise price on 5,876,887 of the Company’s outstanding warrants is reduced to $1.69 per share in accordance with the adjustment provisions therein (see Note 10).

In accordance with ASC 470-60 Troubled Debt Restructurings by Debtors and ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be a troubled debt restructuring, and if no, whether the transaction was deemed modification of existing debt, or an extinguishment of existing debt and new debt.

The October 2023 Amendment, April 2024 Amendment, and May 2024 Amendment were concluded to be a modification, and not an extinguishment, based on an analysis of the present value of future cash flows. A new effective interest rate was determined, and the debt continued to be amortized. The December 2023 Amendment was concluded to be an extinguishment, due to the addition of a substantive conversion option. As a result, the pre-amended debt carrying value was extinguished and the new debt was recorded at fair value, which is subsequently amortized using the effective interest method. Extinguishment charges were $5,158 and recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss for the quarter ended December 31, 2023.

The Company analyzed the conversion feature of the December 2023 Amendment for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion features should be classified as a bifurcated derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability at fair value in the amount of $557 as of December 31, 2023 as a component of Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets. As of June 30, 2024, the fair value of the derivative liability was $98. See Note 5 “Fair Value Measurement” for additional information related to measurement of the debentures and derivative liability.

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

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 2,813 shares of the Company’s common stock (the “2023 Omnia Warrants”). The 2023 Omnia Warrants were exercisable for seven years from September 3, 2023, at an exercise price of $205.248 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settles and extinguishes all outstanding debt and interest owed to Omnia under the outstanding Subordinated Promissory Note dated March 3, 2023 (the “Old Note”) and the put provision contained in the 2023 Omnia Warrants, amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 1,150,000 shares of common stock and 1,150,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $2.14) and (iii) 460,000 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $2.14 until May 1, 2029 (the “2024 Omnia Warrants”). The 2024 Omnia Warrants contain a put provision that permits the holder to require the Company to redeem the 2024 Omnia Warrants, no earlier than May 1, 2025, for a purchase price equal to $2.675 per warrant, and had an initial fair value of $1,515 (see Note 5). Subject to limited exceptions, a holder of pre-funded warrants and 2024 Omnia Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the 2023 Omnia Warrants and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.  The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400 for the three months ended June 30, 2024, recorded in Interest expense in the Statement of Operations and Comprehensive Loss.

Contractual Maturities

The Company has $1,500 pledged against outstanding indebtedness under the Senior Secured Credit Facility comprised of (i) $500 GVB promissory note and (ii) $1,000 assignment of Needle Rock Farms to be applied as principal reduction in 2024. As of June 30, 2024, contractual maturities under the Senior Secured Credit Facility for the remainder of 2024 and through maturity, excluding any discounts or premiums, were to be paid in 2024 of $1,500 and 2026 of $6,046.

Additionally, commencing August 2024, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, or $428, per calendar month which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof.

Debt Issuance Costs

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

Total
January 1, 2023	$-
Issuance	8,698
Amortization during the year	(2,087)
Debt extinguishment charges	(5,158)
December 31, 2023	1,453
Amortization during the period	(567)
March 31, 2024	$886
Amortization during the period	(107)
June 30, 2024	$779

NOTE 7. – NOTES & LOANS PAYABLE

The table below outlines our notes and loans payable balances as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Insurance loans payable	$877	$543
Total current notes and loans payable	$877	$543

Insurance loans payable

During the second quarter of 2024, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $866. The Company paid $147 as a premium down payment and financed the remaining $719 of policy premiums over ten months at a 8.3% annual percentage rate.

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

The Company also has other insurance loans payable related to property and general liability across the Company.

Estimated future principal payments to be made under the above notes and loans payable as of June 30, 2024 are as follows:

2024	$622
2025	255
Total	$877

NOTE 8. – REVENUE RECOGNITION

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units to customers and is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns at June 30, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented 66% and 63%, respectively, of total Tobacco revenue for the three and six months ended June 30, 2024, compared to 67% and 66%, respectively, for the three and six months ended June 30, 2023.

The following table presents net revenue by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Contract Manufacturing
Cigarettes	$4,107	$3,797	$6,867	$8,286
Filtered Cigars	3,303	3,931	6,927	8,326
Cigarillos	552	-	552	-
Total Contract Manufacturing	7,962	7,728	14,346	16,612
VLN®	(15)	322	70	365
Total Product Line Revenues	$7,947	$8,050	$14,416	$16,977

The following tables present net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	June 30,
	2024	2023
Customer A	34.37%	29.42%
Customer B	21.37%	14.34%
Customer C	7.46%	27.26%
Customer D	20.93%	17.92%
All other customers	15.87%	11.06%

	Six Months Ended
	June 30,
	2024	2023
Customer A	36.25%	27.68%
Customer B	22.87%	16.46%
Customer C	14.16%	27.15%
Customer D	13.95%	14.75%
All other customers	12.77%	13.96%

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

Total contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2024	2023
Unbilled receivables	$1,135	$1,053
Deferred income	(389)	(726)
Net contract assets	$746	$327

During the six months ended June 30, 2024, the Company recognized $726 of revenue that was included in the contract liability balance as of December 31, 2023. During the six months ended June 30, 2023, the Company recognized $688 of revenue that was included in the contract asset balance as of December 31, 2022.

NOTE 9 – EQUITY- BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. The 2021 Omnibus Incentive Plan was amended on June 28, 2024, increasing the authorized shares by an additional 5,000,000. As of June 30, 2024, the Company had available 5,707,584 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales, general, and administrative	$36	$1,389	$176	$2,435
Research and development	20	67	61	117
Total equity based compensation - continuing operations	56	1,456	237	2,552
Total equity based compensation - discontinued operations	—	30	—	109
Total equity based compensation	$56	$1,486	$237	$2,661

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2024 through June 30, 2024.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2024	9,681	$251.12
Vested	(4,234)	233.09
Forfeited	(354)	274.16
Unvested at March 31, 2024	5,093	$264.45
Forfeited	(3,269)	287.31
Unvested at June 30, 2024	1,824	$221.93

The fair value of RSUs that vested during the six months ended June 30, 2024 was approximately $9 based on the stock price at the time of vesting. As of June 30, 2024, unrecognized compensation expense for RSUs amounted to $335 which is expected to be recognized over a weighted average period of approximately 1.6 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during the six months ended June 30, 2024. A summary of the status of stock options activity since January 1, 2024 and at June 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2024	13,729	$421.51
Expired	(2,778)	330.74
Forfeited	(417)	621.60
Outstanding at March 31, 2024	10,534	$437.52	1.4	years	$—
Expired	(3,929)	570.27
Outstanding at June 30, 2024	6,605	$358.81	0.4	years	$—
Exercisable at June 30, 2024	6,605	$358.81	0.4	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following tables summarize the Company’s warrant activity:

Warrants outstanding at January 1, 2024	2,984,847
Issued	1,641,535
Exercised	(820,769)
Warrants outstanding at March 31, 2024	3,805,613
Issued	4,813,800
Abandoned	(2,813)
Exercised	(1,105,000)
Warrants outstanding at June 30, 2024	7,511,600

The following tables summarizes the Company’s outstanding warrants as of June 30, 2024:

	# of warrants outstanding	Exercise price	Expiration date
July 2022 RDO warrants	4,067	$492.00	July 25, 2027
Senior Secured Credit Facility - JGB	20,645	$205.248	September 3, 2028
July 19, 2023 RDO warrants	28,125	$1.69	July 20, 2028
October 2023 CMPO warrants	168,750	$1.69	October 19, 2028
Inducement warrants	3,581,213	$1.69	February 15, 2029
April 2024 RDO	1,980,000	$1.69	June 28, 2029
April 2024 RDO - Placement Agent	118,800	$1.69	June 28, 2029
Omnia Pre-Funded	1,150,000	$0.00001	NA
Omnia 2024 warrants	460,000	$2.14	May 1, 2029
	7,511,600

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

As a result of subsequent offerings, the exercise price on 3,581,213 warrants was automatically adjusted triggering non-cash deemed dividends as a result of the down-round adjustments. In April 2024, the exercise price was adjusted to $2.14 and further in May 2024 was adjusted to $1.69.

April 2024 Registered Direct Offering

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

As a result of subsequent equity issuance in May 2024, the exercise price on 2,098,800 warrants was automatically adjusted to $1.69 triggering non-cash deemed dividends as a result of the down-round adjustments.

Other Agreements

On April 29, 2024, the Company settled an aggregate of $1,192 of outstanding indebtedness under various commercial agreements for an aggregate of 700,958 shares of common stock at an effective price per share of $2.14.

NOTE 11. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2024 and 2023, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive to consolidated net loss.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

	(in thousands, except for per-share data)
Net loss from continuing operations	$(2,214)	$(13,708)	$(7,664)	$(24,537)
Net (income) loss from discontinued operations	1,102	(6,831)	813	(14,184)
Net loss	(1,112)	(20,539)	(6,851)	(38,721)
Deemed dividends	(445)	(367)	(4,034)	(367)
Net loss available to common shareholders	$(1,557)	$(20,906)	$(10,885)	$(39,088)
Weighted average common shares outstanding - basic and diluted	7,449,706	878,171	5,307,471	862,177

Basic and diluted loss per common share from continuing operations	$(0.30)	$(15.61)	$(1.44)	$(28.46)
Basic and diluted loss per common share from discontinued operations	0.15	(7.78)	0.15	(16.45)
Basic and diluted loss per common share from deemed dividends	(0.06)	(0.42)	(0.76)	(0.43)
Basic and diluted loss per common share	$(0.21)	$(23.81)	$(2.05)	$(45.34)

Anti-dilutive shares are as follows as of June 30:
Warrants	7,511,600	151,775	7,511,600	151,775
Options	6,605	20,036	6,605	20,036
Restricted stock units	1,824	24,434	1,824	24,434
	7,520,029	196,245	7,520,029	196,245

NOTE 12. - COMMITMENTS AND CONTINGENCIES

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

			Future Commitments
Commitment	Counter Party	Commitment Type	2024	2025	2026	2027	2028 & After	Total
License Agreement	NCSU	Minimum annual royalty	$100	$100	$100	$100	$3,575	$3,975	(1)
License Agreement	NCSU	Contract fee	150	250	250	—	—	650	(2)
Consulting Agreements	Various	Contract fee	928	373	146	—	—	1,447	(3)
Growing Agreements	Various	Contract fee	149	—	—	—	—	149	(4)
			$1,327	$723	$496	$100	$3,575	$6,221

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.

(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.
(4)	Various R&D growing agreements for tobacco.

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

In connection with ongoing restructuring efforts and the hemp/cannabis disposal group (see Note 2 “Divestitures and discontinued operations”) the Company has received unasserted claims related to disputed contracts, which could result in accrual of an additional amount up to $1,314 on the Condensed Consolidated Balance Sheets. The Company is vigorously defending its position against these claims.

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

The complaint alleges three counts: Count I sues the Company and Messrs. Sicignano and Brodfuehrer and alleges that the Company's quarterly and annual reports, SEC filings, press releases and other public statements and documents contained false statements in violation of Section 10(b) of the Securities Exchange Act and Rule 10b-5; Count II sues Messrs. Sicignano and Brodfuehrer pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b5(a) and (c); and Count III sues Messrs. Sicignano and Brodfuehrer for the allegedly false statements pursuant to Section 20(a) of the Securities Exchange Act. The Amended Complaint seeks to certify a class, and unspecified compensatory and punitive damages, and attorney's fees and costs. Several other cases were subsequently filed and consolidated into the main action.

On April 25, 2023, the parties filed with the Court the Motion for Preliminary Approval of the Settlement, which includes the final terms of the proposed settlement. The Court preliminarily approved the settlement on June 30, 2023, and scheduled a further settlement hearing for October 3, 2023. The Court entered the Final Judgment and Order of Dismissal with Prejudice of the action on October 23, 2023. The settlement amount that the defendants paid is $3,000 and is fully covered by the Company’s insurance, which has been funded by the Company’s insurance carrier in an escrow account and anticipated to be disbursed in the third quarter of 2024. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

Shareholder Derivative Cases

On February 6, 2019, Melvyn Klein, a resident of Nassau County New York, filed a shareholder derivative claim against the Company, the Company’s then Chief Executive Officer, Henry Sicignano III, the Company’s Chief Financial Officer, John T. Brodfuehrer, and each member of the Company’s Board of Directors in the United States District Court for the Eastern District of New York entitled: Melvyn Klein, derivatively on behalf of 22nd Century Group v. Henry Sicignano, III, Richard M. Sanders, Joseph Alexander Dunn, Nora B. Sullivan, James W. Cornell, John T. Brodfuehrer and 22nd Century Group, Inc., Case No. 1:19 cv 00748. Mr. Klein brings this action derivatively alleging that (i) the director defendants supposedly breached their fiduciary duties for allegedly allowing the Company to make false statements; (ii) the director defendants supposedly wasted corporate assets to defend this lawsuit and the other related lawsuits; (iii) the defendants allegedly violated Section 10(b) of the Securities Exchange Act and Rule 10b 5 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made; and (iv) the director defendants allegedly violated Section 14(a) of the Securities Exchange Act and Rule 14a 9 promulgated thereunder for allegedly approving or allowing false statements regarding the Company to be made in the Company’s proxy statement. Numerous other shareholder derivative cases were subsequently filed and consolidated into the main action.

On December 5, 2023, the parties entered into a Memorandum of Settlement to fully resolve all claims pending the Court’s approval of a motion for preliminary approval of settlement. The settlement amount is $768 related to plaintiffs attorney and legal fees and is fully covered by the Company’s insurance. The Company expects the settlement to be approved and funded in the fourth quarter of 2024. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is alleging breach of contract and breach of duty of good faith and fair dealing. The Company is seeking full recovery of its business interruption claim of approximately $9,000 under the policy plus direct and indirect damages resulting from Dorchester’s continued delay in issuing coverage payments. Discovery is ongoing. The trial date is November 4, 2025.

KeyGene Dispute

On April 11, 2024 the Company received a Request for Arbitration from Keygene N.V. (“Keygene”) in connection with the Company’s termination of various framework collaborative research agreements described below. On April 3, 2019, the Company entered into the Framework Collaborative Research Agreement with KeyGene in the field of hemp/cannabis. On April 30, 2021, the Company and KeyGene entered into a First Amended and Restated Framework Collaborative Research Agreement which extended the agreement term, from first quarter 2024 to first quarter 2027. On March 30, 2022, the Company and KeyGene entered into a new Framework Collaborative Research Agreement for a term of three years in the field related to the hops plant. On January 8, 2024, the Company formally terminated both Framework Collaborative Research Agreements, as amended, related to hemp/cannabis and hops. KeyGene is seeking payment in the amount of $1,885 for current and future services under the Framework Collaborative Research Agreements and has invoiced the Company $881 for services performed. The matter is being arbitrated under the administration of the International Court of Arbitration.

The Company filed its Answer to Request for Arbitration with Defenses and Counterclaims on June 4, 2024. On July 25, 2024, an arbitrator was formally appointed. Discovery has not yet commenced, and no arbitration date has been set. The Company believes it has substantial defenses to KeyGene’s claims and intends to defend itself vigorously.

Maison Dispute

On January 23, 2024, the Company received a Notice of Intent to Arbitrate from Maison Placements Canada Inc. (“Maison”) in connection with the Company’s March 2023 Senior Secured Credit Facility transaction. Maison claims it is owed fees for closure of the Senior Secured Credit Facility transaction as a result of discussions with former Company personnel and a purported letter of engagement dating from 2021. The parties have agreed on the selection of an arbitrator, but no arbitration date has been set. The Company believes it has substantial defenses to Maison’s claims and intends to defend itself vigorously.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein. In addition, dollars are in thousands, except per share data or unless otherwise specified.

The following MD&A should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as well as our Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Form 10-Q. Note references are to the notes to consolidated financial statements included in Item 1 of this Form 10-Q.

On March 28, 2024, we implemented a 1-for-16 reverse stock split (the “Reverse Stock Split”) of our common stock. As a result of the Reverse Stock Split, every sixteen (16) shares of our pre-Reverse Stock Split common stock were combined and reclassified into one share of our Common Stock. The number of shares of common stock subject to outstanding options, warrants, and convertible securities were also reduced by a factor of sixteen and the exercise price of such securities increased by a factor of sixteen, as of March 28, 2024. All historical share and per-share amounts reflected throughout this section have been adjusted to reflect the Reverse Stock Split. The par value per share of our common stock was not affected by the Reverse Stock Split.

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Forward looking statements include, but are not limited to, statements regarding (i) our ability to continue as a going concern, (ii) our expectations regarding our debt obligations, (iii) our ability to remain listed on NASDAQ (iv) our financial and operating performance, (v) our strategic alternatives, including our cost savings initiatives, (vi) our expectations regarding regulatory enforcement (vii) our products, and (viii) the volatility of our common stock and warrants. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” herein and in our Annual Report on Form 10-K filed on March 28, 2024 and within Part II Item 1A of our Form 10-Q for the three months ended March 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

Our Business

22nd Century Group, Inc. (NASDAQ: XXII) is an agricultural biotechnology company focused on tobacco harm reduction by offering tobacco products with 95% less nicotine, designed to improve health and wellness by helping smokers smoke less.  Backed by comprehensive and extensively patented technologies that regulate nicotine biosynthesis activities in the tobacco plant, the Company has pioneered development of high-yield, proprietary reduced nicotine content (RNC) tobacco plants and clinically validated RNC cigarette products. The Company received the first and only FDA Modified Risk Tobacco Product (MRTP) authorization for a combustible cigarette in December 2021. The Company is a subsequent participating manufacturer under the Master Settlement Agreement ("MSA") and vertically integrated for the production of its both own products and contract manufacturing operations ("CMO"), which consist primarily of branded filtered cigars and conventional cigarettes.

Financial Overview

●	Net revenues for the second quarter of 2024 were $7,947, a decrease of 1.3% from $8,050 in the prior year period.
o	Second quarter 2024 cartons sold of 719 compared to 774 in the comparable prior year period.
●	Gross profit for the second quarter of 2024 was a profit of $570 compared to a loss of $961 in the prior year period.
●	Total operating expenses for the second quarter of 2024 decreased to $2,617 compared to $11,082 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $2,360 compared to $10,283 in the prior year period, primarily driven by lower headcount (compensation and benefits), strategic consulting, sales and marketing costs due to our cost savings initiatives implemented in the second half of 2023.
o	Research development expenses decreased to $250, compared to $799 in the prior year period, driven by lower headcount (compensation and benefits costs), contract and IP costs due to our continued cost saving initiatives with a focus on specific tobacco research.
●	Operating loss from continuing operations for the second quarter 2024 was $2,047, compared to a loss of $12,043 in the prior year period for the reasons described above.
●	Net loss from continuing operations in the second quarter of 2024 was $2,214 and basic and diluted loss from continuing operations per common share was $0.30 compared with net loss from continuing operations in the second quarter of 2023 of $13,708, and basic and diluted net loss from continuing operations per common share of $15.61.
●	As of June 30, 2024, we had $1,279 in cash and cash equivalents.

Our Financial Results

	Three Months Ended
	June 30	June 30	Change
	2024	2023	$	%
Revenues, net	$7,947	$8,050	(103)	(1.3)
Cost of goods sold	3,869	4,682	(813)	(17.4)
Excise taxes and fees on products	3,508	4,329	(821)	(19.0)
Gross (loss) profit	570	(961)	1,531	(159.3)
Gross (loss) profit as a % of revenues, net	7.2%	(11.9)%
Operating expenses:
Sales, general and administrative ("SG&A")	2,360	10,283	(7,923)	(77.0)
SG&A as a % of revenues, net	29.7%	127.7%
Research and development ("R&D")	250	799	(549)	(68.7)
R&D as a % of revenues, net	3.2%	9.9%
Other operating expenses, net ("OOE")	7	-	7	100.0
Total operating expenses	2,617	11,082	(8,465)	(76.4)
Operating loss from continuing operations	(2,047)	(12,043)	9,996	(83.0)
Operating loss as a % of revenues, net	(25.8)%	(149.6)%
Other income (expense):
Other income (expense), net	339	(613)	952	(155.3)
Interest income, net	21	65	(44)	(67.7)
Interest expense	(501)	(1,071)	570	(53.2)
Total other expense	(141)	(1,619)	1,478	(91.3)
Loss before income taxes	(2,188)	(13,662)	11,474	(84.0)
Provision for income taxes	26	46	(20)	(43.5)
Net loss from continuing operations	$(2,214)	$(13,708)	11,494	(83.8)
Net loss as a % of revenues, net	(27.9)%	(170.3)%
Net loss per common share from continuing operations (basic and diluted)*	$(0.30)	$(15.61)	15.31	(98.1)

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and the 1-for-15 reverse stock split on July 5, 2023.

	Six Months Ended
	June 30	June 30	Change
	2024	2023	$	%
Revenues, net	$14,416	$16,977	(2,561)	(15.1)
Cost of goods sold	8,082	9,407	(1,325)	(14.1)
Excise taxes and fees on products	6,893	8,514	(1,621)	(19.0)
Gross (loss) profit	(559)	(944)	385	(40.8)
Gross (loss) profit as a % of revenues, net	(3.9)%	(5.6)%
Operating expenses:
Sales, general and administrative ("SG&A")	5,266	20,119	(14,853)	(73.8)
SG&A as a % of revenues, net	36.5%	118.5%
Research and development ("R&D")	675	1,529	(854)	(55.9)
R&D as a % of revenues, net	4.7%	9.0%
Other operating expenses (income), net ("OOE")	(19)	(146)	127	(87.0)
Total operating expenses	5,922	21,502	(15,580)	(72.5)
Operating loss from continuing operations	(6,481)	(22,446)	15,965	(71.1)
Operating loss as a % of revenues, net	(45.0)%	(132.2)%
Other income (expense):
Other income (expense), net	339	(768)	1,107	(144.1)
Interest income, net	21	122	(101)	(82.8)
Interest expense	(1,517)	(1,399)	(118)	8.4
Total other expense	(1,157)	(2,045)	888	(43.4)
Loss before income taxes	(7,638)	(24,491)	16,853	(68.8)
Provision for income taxes	26	46	(20)	(43.5)
Net loss from continuing operations	(7,664)	(24,537)	16,873	(68.8)
Net loss as a % of revenues, net	(53.2)%	(144.5)%
Net loss per common share from continuing operations (basic and diluted)*	$(1.44)	$(28.46)	27.02	(94.9)

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and the 1-for-15 reverse stock split on July 5, 2023.

Three and Six Months Ended June 30, 2024 Compared to Three and Six Months Ended June 30, 2023

Product line revenue, net

	Three Months Ended
	June 30,
	2024		2023		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	4,107	169	3,797	155	310	14
Filtered Cigars	3,303	459	3,931	612	(628)	(153)
Cigarillos	552	91	-	-	552	91
Total Contract Manufacturing	7,962	719	7,728	767	234	(48)
VLN®*	(15)	0	322	8	(337)	(8)
Total Product Line Revenues	7,947	719	8,050	774	(103)	(56)

*VLN® sales for the three-month period ended June 30, 2024 were negligible, offset by promotion and rebate expenses accruals.

	Six Months Ended
	June 30,
	2024		2023		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	6,867	260	8,286	436	(1,419)	(176)
Filtered Cigars	6,927	995	8,326	1,316	(1,399)	(321)
Cigarillos	552	91	-	-	552	91
Total Contract Manufacturing	14,346	1,346	16,612	1,752	(2,266)	(406)
VLN®	70	2	365	9	(295)	(7)
Total Product Line Revenues	14,416	1,348	16,977	1,761	(2,561)	(413)

For the second quarter and first six months of 2024, cigarette net revenues, including export volume, increased to $4,107 million or 8%, and decreased to $6,867 or (17%), respectively, compared to the prior year periods. For the second quarter 2024, cigarette sales benefitted from strong summer seasonal demand with key customers, price increases that took effect in April 2024 and a one-time Spectrum® research cigarette order which provided a $0.9 million boost, sequentially compared to the first quarter 2024. For the first six months of 2024, volume decreases were result of prior year comparable period stocking orders of Pinnacle cigarettes launched in a top-five convenience store chain and a large one-time order of export product.

For the second quarter and first six months of 2024, filtered cigars net revenues decreased to $3,303 and $6,927, respectively, compared to $3,931 and $8,326 in the prior year comparable periods, reflecting lower volumes as the Company continues to transition away from low or negative margin manufacturing agreements, in favor of higher margin cigarette manufacturing agreements. Additionally, price increases for certain customers took effect in April 2024.

Cigarillo distribution net revenues for the second quarter and first six months of 2024 amounted to $552, reflective of the expanded Pinnacle branded product offerings launched in April 2024 with a top-five national convenience store chain.

VLN® cigarette net revenues were negligible in the second quarter 2024, a decrease from the comparable prior year period which benefited from stocking orders with major c-stores. While the Company has secured broad distribution of its VLN® products, the sell-through has not yet materialized. The Company is currently making changes to rebrand and relaunch its VLN® products.

Gross (loss) profit

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2024	2023	2024	2023
Gross (loss) profit	$570	$(961)	$(559)	$(944)
Percent of Revenues, net	7.2%	(11.9)%	(3.9)%	(5.6)%

The improvement in gross profit and gross profit as a percent of revenues, net for the three and six-month periods ended June 30, 2024, compared to the prior year periods, was primarily due to the benefit of ongoing cost cut initiatives, efficiency, and the shift in product mix.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year Period
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Compensation and benefits (a)	$(3,890)	$(6,382)
Strategic consulting (b)	(2,364)	(5,526)
Sales and marketing (b)	(858)	(1,259)
Travel and entertainment (b)	(263)	(489)
Public company expenses (c)	(214)	(640)
Other (d)	(334)	(557)
Net decrease in SG&A expenses	$(7,923)	$(14,853)

(a) Compensation and benefits and equity compensation expense decreased for the three and six months ended June 30, 2024 compared to the prior year periods due to a reduction of headcount as part of our cost cut initiatives.

(b) Decreases of strategic consulting, sales and marketing and travel and entertainment for the three and six months ended June 30, 2024 compared to the prior year periods were due to reduced spending as part of our cost cut initiatives.

(c) Decreases in public company expenses for the three- and six-month periods ended June 30, 2024 compared to the prior year periods were mainly due to waived board of director compensation fees in the current year periods and a decrease in professional services fees due to the restructuring of our business.

(d) Other expenses decreased for the three and six months ended June 30, 2024 compared to the three and six month periods ended June 30, 2023 were mainly due to decreases in insurance, technology and legal expenses.

Research and development (“R&D”) expense

	Changes From Prior Year Period
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Compensation and benefits (a)	$(201)	$(353)
License, Royalty, and Contract costs (b)	(180)	(180)
IP costs (c)	(118)	(221)
Other (d)	(50)	(100)
Net decrease in R&D expenses	$(549)	$(854)

(a)	Decreased compensation and benefits for the three and six months ended June 30, 2024 are mainly related to the decrease in headcount in the current year periods compared to the prior year periods.
(b)	Decreases in licenses, royalty and contract costs for the three- and six-month periods ended June 30, 2024 relate to growing and contract arrangements that occurred in the prior year periods.
(c)	Decreases in IP costs for the three- and six-month periods ended June 30, 2024 compared to the prior year periods relate to a decrease in patent expenses and amortization from restructuring of our tobacco IP portfolio to align to our current strategy.
(d)	Other expenses decreased for the three and six months ended June 30, 2024 compared to the prior year periods, were attributable to a decrease in consulting and testing costs due to our cost cut initiatives.

Other income (expense)

	Changes From Prior Year Period
	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Other income (expense), net (a)	$952	$1,107
Interest income, net	(44)	(101)
Interest expense (b)	570	(118)
Net decrease in other expense	$1,478	$888

(a)	Other income (expense), net decreased for the three months ended June 30, 2024 compared to the same prior year period, due to a decrease of $44 of realized losses on short term investments and $908 gain resulting from change in fair value of warrant liabilities.

Other income (expense), net decreased for the six months ended June 30, 2024 compared to the same prior year period, due to a decrease of $60 of realized losses on short term investments and $1,047 gain resulting from change in fair value of warrant liabilities.

(b)	For the three months ended June 30, 2024 compared to the prior year period, interest expense primarily decreased as a result of ongoing repayment and elimination of debt obligations on our balance sheet. Cash interest decreased $169 and non-cash interest amortization decreased $287 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $56), and additional decreases of $541 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $29 from the Subordinated Note, which was extinguished prior to maturity in April 2024, and resulted in a loss on extinguishment of $400.

For the six months ended June 30, 2024 compared to the prior year period, interest expense partially increased as a result of higher PIK interest accrual prior to extinguishment in April 2024 of $609, and $400 loss on extinguishment.  This is offset by the ongoing repayment and elimination of debt obligations on our balance sheet, resulting in  a decrease of cash interest of $102 and a decrease of non-cash interest amortization of $349 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $18), and additional decreases of $459 as a result of change in fair value of conversion option derivative liability.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $6,970 for the six months ended June 30, 2024 and an accumulated deficit of $385,558 as of June 30, 2024. As of June 30, 2024, we had cash and cash equivalents of $1,279 and working capital deficit from continuing operations of ($2,249) (compared to working capital deficit from continuing operations of ($6,826) at December 31, 2023). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash, and cash equivalents and working capital from continuing operations as of June 30, 2024 and December 31, 2023 are set forth below:

	June 30	December 31
	2024	2023
Cash and cash equivalents	$1,279	$2,058
Working capital	$(2,249)	$(6,826)

Working Capital

As of June 30, 2024, we had working capital deficit from continuing operations, excluding assets and liabilities held for sale, of approximately ($2,249) compared to working capital deficit of approximately ($6,826) at December 31, 2023 an increase of $4,577. This increase in working capital was primarily due to a $2,597 increase in net current assets and a decrease in net current liabilities of $7,174. Cash and cash equivalents decreased by $779 and the remaining net current assets decreased by $1,818. As a result of the working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Six Months Ended
	June 30,		Change
	2024	2023	$
Cash provided by (used in):
Operating activities	$(6,970)	$(37,332)	30,362
Investing activities	(49)	18,923	(18,972)
Financing activities	6,240	27,322	(21,082)
Net change in cash, cash equivalents and restricted cash	$(779)	$8,913

Net cash used in operating activities

Cash used in operating activities decreased $30,362 from $37,332 in 2023 to $6,970 in 2024. The primary driver for this decrease was lower net loss of $31,870, a decrease of $5,830 related to net adjustments to reconcile net loss to cash, and a decrease in cash used for working capital components related to operations in the amount of $4,322 for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Net cash (used in) provided by investing activities

Cash used in investing activities amounted to $49 the six months ended June 30, 2024, as compared to cash provided by investing activities of $18,923 for the six months ended June 30, 2023. The decrease in cash provided by investing activities of $18,972 was primarily the result of (i) a decrease in net proceeds from short-term investments of $18,239; (ii) decrease of $3,500 in property, plant and equipment casualty loss insurance proceeds collected in the prior year period (iii) decrease of $90 from the acquisition of RXP in the prior year period and (iv) a decrease of $229 of proceeds from the sale of property, plant and equipment. These decreased cash inflows were partially offset by a decrease in cash outflows of $3,086 related to the acquisitions of patents, trademarks and property, plant and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2024, cash provided by financing activities decreased by $21,082, from $27,322 in the prior year period, to $6,240, resulting from decreases in (i) net proceeds of $16,048 from issuance of long-term debt, (ii) proceeds of $6,016 from issuance of detachable warrants, (iii) net proceeds of $3,501 from the issuance of common stock (iv) proceeds from issuance of notes payable of $962 offset by an increase in net proceeds from warrant exercise of $2,245. These cash inflows were offset by decreases in cash outflows of note payable payments of $3,030 and taxes paid related to net share settlement of RSUs of $419 and increases in payments of long-term debt of $249.

Cash demands on operations

As of June 30, 2024, we had approximately $1,279 of cash and cash equivalents. Our principal sources of liquidity are our cash and cash equivalents and cash generated from our tobacco contract manufacturing business and proceeds from debt and equity financing activities, which cash flows provided by financing activities for the six months ended June 30, 2024 were $6,240.

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

The JGB Warrants are exercisable for five years from September 3, 2023, at an exercise price of $306.00 per share, a 50% premium to the VWAP on the closing date, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions. As a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 20,834 shares of the Company’s common stock for an exercise price of $306.00 per share were automatically adjusted to be $205.248 exercise price for up to 31,063 shares of common stock. There are no further anti-dilution adjustments on such warrants. In connection with the JGB October 2023 Amendment, the Company and Holders agreed to exercise the outstanding put provision to redeem 10,418 Warrants for an aggregate put price equal to $2,500.

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

As of June 30, 2024, the remaining principal balance of the Debentures is $8,325 of which $1,500 remains current with corresponding pledged assets.

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

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settles and extinguishes all outstanding debt and interest owed to Omnia under the outstanding Subordinated Promissory Note dated March 3, 2023 (the “Old Note”) and the put provision contained the outstanding common stock purchase warrant dated March 3, 2023 (the “Old Warrant”), amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 1,150,000 shares of common stock and 1,150,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $2.14) and (iii) 460,000 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $2.14 until May 1, 2029 (the “New Warrant”). The New Warrant contains a put provision that permits the holder to require the Company to redeem the New Warrants, no earlier than May 1, 2025, for a purchase price equal to $2.675 per New Warrant, and had an initial fair value of $1,515. Subject to limited exceptions, a holder of pre-funded warrants and New Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the Old Warrant and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement. The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400.

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

Outstanding Warrants

As of August 1, 2024, we had the following warrants outstanding:

	# of warrants outstanding	Exercise price	Expiration date
July 2022 RDO warrants	4,067	$492.00	July 25, 2027
Senior Secured Credit Facility - JGB	20,645	$205.248	September 3, 2028
July 19, 2023 RDO warrants	28,125	$1.69	July 20, 2028
October 2023 CMPO warrants	168,750	$1.69	October 19, 2028
Inducement warrants	3,581,213	$1.69	February 15, 2029
April 2024 RDO	1,980,000	$1.69	June 28, 2029
April 2024 RDO - Placement Agent	118,800	$1.69	June 28, 2029
Omnia Pre-Funded	1,150,000	$0.00001	NA
Omnia 2024 warrants	460,000	$2.14	May 1, 2029
	7,511,600

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 12 - Commitments and Contingencies – Litigation - to our Condensed Consolidated Financial Statements included in this Quarterly Report for information concerning our on-going litigation. In addition to the lawsuits described in Note 12, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge other than the cases described in Note 12 to our Condensed Consolidated Financial Statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

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

As previously disclosed, on April 4, 2024, we received a letter from Nasdaq Stock Market LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), because (i) the stockholders’ equity (deficit) was below the minimum stockholders’ equity requirement of $2,500,000 and (ii) we did not, as of April 3, 2024, meet the alternatives standards of market value of listed securities or net income from continuing operations for compliance with Nasdaq Listing Rule 5550(b)(1).  On June 3, 2024, we received a letter from Nasdaq notifying us that Nasdaq had reviewed our plan for regaining compliance with Nasdaq Listing Rule 5550(b)(1) and granted us a 180-calendar day extension from April 4, 2024 (or until October 1, 2024) to evidence compliance with Nasdaq Listing Rule 5550(b)(1).

In addition, on July 16, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that for the last 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to January 13, 2025, the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance with Rule 5550(a)(2) by January 13, 2025, the Company may be afforded a second 180 calendar day period to regain compliance.

If we fail to evidence compliance with Nasdaq listing rules, we will be delisted and we could face significant adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 10.1	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference from Appendix B to the definitive proxy statement filed on April 29, 2024)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 13, 2024	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: August 13, 2024	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)