Form 10-Q
period 2024-09-30
22nd Century Group, Inc.
filed 2024-11-12
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

Yes  ☐ No  ☒

As of November 8, 2024, there were 46,359,227 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months ended September 30, 2024 and 2023 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months ended September 30, 2024 and 2023 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2024 and 2023 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION	47

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Default Upon Senior Securities	47

Item 4.	Mine Safety Disclosures	47

Item 5.	Other Information	48

Item 6.	Exhibits	48

SIGNATURES		49

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$5,341	$2,058
Accounts receivable, net	1,784	1,671
Inventories	2,340	4,346
Insurance recoveries	3,768	3,768
GVB promissory note	500	2,000
Prepaid expenses and other current assets	979	1,180
Current assets of discontinued operations held for sale	1,051	1,254
Total current assets	15,763	16,277
Property, plant and equipment, net	2,970	3,393
Operating lease right-of-use assets, net	1,705	1,894
Intangible assets, net	5,725	5,924
Other assets	15	15
Total assets	$26,178	$27,503

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes and loans payable - current	$569	$543
Current portion of long-term debt	1,500	5,848
Operating lease obligations	252	231
Accounts payable	3,098	4,445
Accrued expenses	1,367	1,322
Accrued litigation	3,768	3,768
Accrued payroll	183	883
Accrued excise taxes and fees	2,159	2,234
Deferred income	54	726
Other current liabilities	194	1,849
Current liabilities of discontinued operations held for sale	1,295	3,185
Total current liabilities	14,439	25,034
Long-term liabilities:
Operating lease obligations	1,506	1,698
Long-term debt	5,529	8,058
Other long-term liabilities	1,232	1,123
Total liabilities	22,706	35,913
Commitments and contingencies (Note 12)
Shareholders' equity (deficit):
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 250,000,000 shares authorized
Capital stock issued and outstanding:
29,378,321 common shares (2,720,437 at December 31, 2023)
Common stock, par value	—	—
Capital in excess of par value	392,787	370,297
Accumulated deficit	(389,315)	(378,707)
Total shareholders' equity (deficit)	3,472	(8,410)
Total liabilities and shareholders’ equity (deficit)	$26,178	$27,503

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues, net	$5,946	$7,871	$20,361	$24,848
Cost of goods sold	3,102	3,921	11,184	13,327
Excise taxes and fees on products	3,432	3,873	10,324	12,388
Gross (loss) profit	(588)	77	(1,147)	(867)
Operating expenses:
Sales, general and administrative	2,547	6,939	7,814	27,058
Research and development	240	623	915	2,152
Other operating expense (income), net	2	768	(18)	622
Total operating expenses	2,789	8,330	8,711	29,832
Operating loss from continuing operations	(3,377)	(8,253)	(9,858)	(30,699)
Other income (expense):
Other income (expense), net	100	1,272	439	504
Interest income, net	3	79	26	201
Interest expense	(311)	(1,179)	(1,828)	(2,578)
Total other income (expense)	(208)	172	(1,363)	(1,873)
Loss from continuing operations before income taxes	(3,585)	(8,081)	(11,221)	(32,572)
Provision for income taxes	—	—	27	46
Net loss from continuing operations	$(3,585)	$(8,081)	$(11,248)	$(32,618)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	$(172)	$(64,639)	$640	$(78,823)
Provision for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$(172)	$(64,639)	$640	$(78,823)

Net loss	$(3,757)	$(72,720)	$(10,608)	$(111,441)
Deemed dividends	(3,677)	(564)	(7,711)	(931)
Net loss available to common shareholders	$(7,434)	$(73,284)	$(18,319)	$(112,372)

Basic and diluted loss per common share from continuing operations	$(0.27)	$(6.70)	$(1.35)	$(33.35)
Basic and diluted loss per common share from discontinued operations	$(0.01)	$(53.58)	$0.08	$(80.58)
Basic and diluted loss per common share from deemed dividends	$(0.27)	$(0.47)	$(0.93)	$(0.95)
Basic and diluted loss per common share	$(0.55)	$(60.75)	$(2.20)	$(114.88)
Weighted average common shares outstanding - basic and diluted	13,507,441	1,206,368	8,316,768	978,168

Net loss	$(3,757)	$(72,720)	$(10,608)	$(111,441)
Other comprehensive income:
Unrealized gain on short-term investment securities	—	—	—	71
Foreign currency translation	—	(69)	—	(31)
Reclassification of realized losses to net loss	—	—	—	41
Other comprehensive income	—	(69)	—	81
Comprehensive loss	$(3,757)	$(72,789)	$(10,608)	$(111,360)

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands, except share data)

	Nine Months Ended September 30, 2024
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity (Deficit)
Balance at January 1, 2024	2,720,437	$—	$370,297	$—	$(378,707)	$(8,410)
Stock issued in connection with RSU vesting, net of 405 shares withheld for taxes	3,810	—	(1)	—	—	(1)
Stock issued in connection with licensing arrangement	11,480	—	100	—	—	100
Stock issued in connection with warrant exercises, net of fees of $176	747,001	—	2,245	—	—	2,245
Equity-based compensation	—	—	181	—	—	181
Fractional shares issued for reverse stock split	118,207	—	—	—	—	—
Net loss	—	—	—	—	(5,739)	(5,739)
Balance at March 31, 2024	3,600,935	$—	$372,822	$—	$(384,446)	$(11,624)
Stock issued in connection with warrant exercises	265,625	—	—	—	—	—
Stock issued for extinguishment of Subordinated Note	1,150,000	—	3,864	—	—	3,864
Stock issued in connection with capital raise, net of issuance costs of $324 [1]	1,980,000	—	3,913	—	—	3,913
Stock issued upon conversion of Senior Secured Credit Facility [2]	1,575,000	—	2,756	—	—	2,756
Stock issued in connection with settled indebtedness	700,958	—	1,192	—	—	1,192
Equity-based compensation	—	—	56	—	—	56
Net loss	—	—	—	—	(1,112)	(1,112)
Balance at June 30, 2024	9,272,518	$—	$384,603	$—	$(385,558)	$(955)
Stock issued in connection with settled indebtedness	1,420,744	—	425	—	—	425
Stock issued in connection with Reg A Private Placement, net of issuance costs of $332	9,720,000	—	5,208	—	—	5,208
Stock issued in connection with capital raise, net of issuance costs of $121	5,153,508	—	1,054	—	—	1,054
Stock issued in connection with warrant exercises, net of fees of $85	5,079,244	—	1,073	—	—	1,073
Stock issued upon conversion of Senior Secured Credit Facility	440,000	—	328	—	—	328
Stock issued in connection with licensing arrangement	349,944	—	100	—	—	100
Equity-based compensation	—	—	(4)	—	—	(4)
Net loss	—	—	—	—	(3,757)	(3,757)
Shares held in abeyance	(2,057,637)	—	—	—	—	—
Balance at September 30, 2024	29,378,321	$—	$392,787	$—	$(389,315)	$3,472

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023 and subsequently 1-for-16 reverse stock split on April 2, 2024.
[1] includes exercises of 125,000 shares of prefunded warrants in the period
[2] includes exercises of 980,000 shares of prefunded warrants in the period

	Nine Months Ended September 30, 2023
				Accumulated
	Common	Par Value	Capital in	Other		Total
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	843,731	$—	$333,900	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of 1,976 shares withheld for taxes	5,644	—	(414)	—	—	(414)
Stock issued in connection with acquisition	1,941	—	503	—	—	503
Equity-based compensation	—	—	1,175	—	—	1,175
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Equity detachable warrants	—	—	1,577	—	—	1,577
Other comprehensive income	—	—	—	70	—	70
Net loss	—	—	—	—	(18,182)	(18,182)
Balance at March 31, 2023	851,316	$—	$336,741	$(41)	$(256,114)	$80,586
Stock issued in connection with RSU vesting, net of shares withheld for taxes	1,534	—	(5)	—	—	(5)
Stock issued in connection with ATM, net of fees of $178	17,783	—	2,563	—	—	2,563
Stock issued in connection with capital raise, net of issuance costs of $422	46,753	—	4,851	—	—	4,851
Stock issued in connection with licensing arrangement	20,834	—	3,570	—	—	3,570
Equity-based compensation	—	—	1,486	—	—	1,486
Other comprehensive loss	—	—	—	80	—	80
Net loss	—	—	—	—	(20,539)	(20,539)
Fractional shares issued for reverse stock split	4,128	—	—	—	—	—
Balance at June 30, 2023	942,348	$—	$349,206	$39	$(276,653)	$72,592
Stock issued in connection with capital raises, net of issuance costs of $1,219	343,463	—	13,416	—	—	13,416
Equity-based compensation	—	—	576	—	—	576
Other comprehensive income	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	(72,720)	(72,720)
Balance at September 31, 2023	1,285,811	$—	$363,198	$(30)	$(349,373)	$13,795

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023 and subsequently 1-for-16 reverse stock split on April 2, 2024.

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(10,608)	$(111,441)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of goodwill and long-lived assets	—	57,311
Amortization and depreciation	762	3,427
Amortization of right-of-use asset	189	823
Other non-cash losses	(947)	(72)
Provision for credit losses	4	246
Loss on the sale of machinery and equipment	65	75
Debt related charges included in interest expense	1,906	1,978
Equity-based employee compensation expense	233	3,237
Gain on change of contingent consideration	—	(186)
Change in fair value of warrant liabilities	(424)	(540)
Change in fair value of derivative liability	(482)	—
Increase in inventory reserves	431	1,687
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(117)	(1,171)
Inventories	1,575	(7,609)
Prepaid expenses and other assets	284	(605)
Accounts payable	(466)	2,669
Accrued expenses	(509)	2,051
Accrued payroll	(700)	(2,457)
Accrued excise taxes and fees	(75)	1,270
Other liabilities	(1,068)	(877)
Net cash used in operating activities	(9,947)	(50,184)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	—	(433)
Acquisition of property, plant and equipment	(141)	(3,951)
Proceeds from the sale of property, plant and equipment	22	251
Acquisition, net of cash acquired	—	(254)
Property, plant and equipment insurance proceeds	—	3,500
Sales and maturities of short-term investment securities	—	21,714
Purchase of short-term investment securities	—	(3,475)
Net cash (used in) provided by investing activities	(119)	17,352
Cash flows from financing activities:
Payments on notes payable	(1,231)	(4,672)
Proceeds from issuance of notes payable	1,256	2,360
Payments of long-term debt	(670)	—
Proceeds from issuance of long-term debt	—	16,849
Payment of debt issuance costs	—	(801)
Proceeds from issuance of detachable warrants	—	6,016
Net proceeds from warrant exercise	3,403	—
Proceeds from issuance of common stock related to the ATM	—	2,741
Payment of common stock issuance costs related to the ATM	—	(178)
Proceeds from issuance of common stock	10,916	19,908
Payment of common stock issuance costs	(324)	(1,641)
Taxes paid related to net share settlement of RSUs	(1)	(420)
Net cash provided by financing activities	13,349	40,162
Net increase in cash, cash equivalents and restricted cash	3,283	7,330
Cash, cash equivalents and restricted cash - beginning of period	2,058	3,020
Cash, cash equivalents and restricted cash - end of period	$5,341	$10,350

Reconciliation of cash and cash equivalents and restricted cash
Cash and cash equivalents at beginning of period	$2,058	$3,020
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$2,058	$3,020

Cash and cash equivalents at end of period	$5,341	$2,850
Restricted cash at end of period	—	7,500
Cash, cash equivalents and restricted cash at end of period	$5,341	$10,350

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$8	$324
Right-of-use assets and corresponding operating lease obligations	$—	$5,166
Deemed dividends	$7,711	$931
Stock issued in connection with settled indebtedness	$1,617	$—
Non-cash consideration RXP acquisition	$—	$1,641
Non-cash licensing arrangement	$100	$3,500
Equity issuance costs accrued but not yet paid	$537	$—
Payment for extinguishment of Subordinated Note	$3,864	$—
Payment of GVB Promissory Note	$1,500	$—
Payment of debt issuance costs	$603	$—
Equity conversion of Senior Secured Credit Facility	$2,481	$—
Equity subscription receivable	$37	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Amounts in thousands, except for share and per-share data

NOTE 1. - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – 22nd Century Group, Inc. (together with its consolidated subsidiaries, “22nd Century Group” or the “Company”) is a Nevada corporation publicly traded on the NASDAQ Capital Market under the symbol “XXII.” 22nd Century Group is a tobacco products company with sales and distribution of the Company’s own branded tobacco products and contract manufacturing services for third-party brands. The Company’s flagship product is a reduced nicotine combustible cigarette authorized by the FDA as a Modified Risk Tobacco Product.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $9,947 and $50,184 for the nine months ended September 30, 2024 and 2023, respectively, and an accumulated deficit of $389,315 and $378,707 as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, the Company had cash and cash equivalents of $5,341.

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

Reclassifications – The Company has revised the presentation and classification of Excise taxes on products which was previously recorded in Cost of goods sold in the Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

Deemed dividends associated with anti-dilution or down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered.  Additionally, the initial fair value of replacement warrants provided to holders under an inducement similarly is treated as a deemed dividend. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common shareholders and a corresponding increase to Capital in excess of par value resulting in no change to shareholders’ equity (deficit). During the three and nine months ended September 30, 2024, total deemed dividends were $3,677 and $7,711, compared to the three and nine months ended September 30, 2023 of $564 and $931, respectively, resulting from equity offerings (see Note 10).

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

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators during the three and nine months ended September 30, 2024.

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

The following table summarizes the change in accrued severance liabilities, presented within Other current liabilities on the Condensed Consolidated Balance Sheets:

Balance at January 1, 2024	$386
Cash payments	(64)
Balance at March 31, 2024	322
Cash payments	(73)
Balance at June 30, 2024	249
Accruals	19
Cash payments	(51)
Settlement in common stock	(23)
Balance at September 30, 2024	$194

The following table summarizes the classification of severance charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales, general, and administrative	$19	$(168)	$19	$400
Other operating expense, net	—	159	—	159
Total severance charges	$19	$(9)	$19	$559

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

Recently Issued Accounting Pronouncements –

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures regarding segment expenses and other items on an interim and annual basis. The amendments in ASU 2023-07 were adopted by the Company effective January 1, 2024. While this update will result in enhanced disclosures in our annual report for the fiscal year-ended December 31, 2024 and interim reports beginning in fiscal year 2025, the Company does not expect it will have a material impact on the Company’s consolidated financial statements.

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

NOTE 2. DISCONTINUED OPERATIONS AND DIVESTITURES

As of September 30, 2024, all assets and liabilities of the former hemp/cannabis disposal group are presented as current in the Condensed Consolidated Balance Sheets. The carrying amounts of the former hemp/cannabis disposal group assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	September 30,	December 31,
	2024	2023
Prepaid expenses and other current assets	$—	$9
Property, plant and equipment, net	1,051	1,207
Other assets	—	38
Current assets of discontinued operations held for sale	$1,051	$1,254

Notes and loans payable - current	$—	$2
Operating lease obligations	—	1,083
Accounts payable	1,219	2,013
Accrued expenses	76	79
Deferred income	—	8
Current liabilities of discontinued operations held for sale	$1,295	$3,185

Net liabilities	$(244)	$(1,931)

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues, net	$—	$9,940	$—	$38,352
Cost of goods sold	—	11,983	—	42,973
Gross loss	—	(2,043)	—	(4,621)
Operating expenses:
Sales, general and administrative	(46)	4,260	(366)	12,913
Research and development	—	990	133	2,771
Other operating (income) expense, net	149	23,839	(617)	24,834
Goodwill impairment	—	33,360	—	33,360
Total operating expenses	103	62,449	(850)	73,878
Operating (loss) income from discontinued operations	(103)	(64,492)	850	(78,499)
Other income (expense):
Other income, net	—	(21)	—	17
Interest expense	(69)	(126)	(210)	(341)
Total other expense	(69)	(147)	(210)	(324)
Income (loss) from discontinued operations before income taxes	(172)	(64,639)	640	(78,823)
Provision (benefit) for income taxes	—	—	—	—
Net income (loss) from discontinued operations	$(172)	$(64,639)	$640	$(78,823)

During the three- and nine-month periods ended September 30, 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $10 and $1,561, respectively.

Cash flow information from discontinued operations for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash used in operating activities	$(1,135)	$(14,871)
Cash provided by (used in) investing activities	$22	$(550)

Depreciation and amortization	$-	$2,290
Capital expenditures	$-	$3,518

NOTE 3. – INVENTORIES

Inventories at September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023
Raw materials	$1,534	$3,580
Work in process	—	—
Finished goods	806	766
	$2,340	$4,346

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at September 30, 2024 and December 31, 2023 consisted of the following:

	Gross	Accumulated	Net Carrying
September 30, 2024	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,924	$(2,229)	$695
License fees	4,265	(1,924)	2,341
Total amortizing intangible assets	$7,189	$(4,153)	$3,036
Indefinite-lived:
Trademarks			$137
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,689
Total intangible assets, net			$5,725

	Gross	Accumulated		Net Carrying
December 31, 2023	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,913	$(1,622)	$(487)	$804
License fees	4,165	(1,666)	(65)	2,434
Total amortizing intangible assets	$7,078	$(3,288)	$(552)	$3,238
Indefinite-lived:
Trademarks				$134
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,686
Total intangible assets, net				$5,924

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Cost of goods sold	$3	$3	$8	$9
Research and development	103	165	305	485
Total amortization expense	$106	$168	$313	$494

Estimated future intangible asset amortization expense based on the carrying value as of September 30, 2024 is as follows:

	Remainder of 2024	2025	2026	2027	2028	Thereafter
Amortization expense	$108	$427	$388	$375	$291	$1,447

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

The following table presents information about our liabilities measured at fair value as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	September 30, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 warrants	$—	$—	$1,091	$1,091
Derivative liability	—	—	75	75
Total liabilities	$—	$—	$1,166	$1,166

	Fair Value
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Detachable warrants	$—	$—	$1,350	$1,350
Derivative liability	—	—	557	557
Total liabilities	$—	$—	$1,907	$1,907

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants accounted for as liabilities (Level 3) for the period ended September 30, 2024:

Fair value measurement at January 1, 2024	$1,350
Fair value measurement adjustment	—
Fair value measurement at March 31, 2024	$1,350
Settlement and release (See Note 6)	(1,350)
Initial measurement (See Note 6)	1,515
Fair value measurement adjustment	(324)
Fair value measurement at June 30, 2024	$1,191
Fair value measurement adjustment	(100)
Fair value measurement at September 30, 2024	$1,091

The Omnia warrants were measured at September 30, 2024 and December 31, 2023 using a Monte Carlo valuation model with the following assumptions:

	September 30,		December 31,
	2024		2023
	Omnia 2024 warrants		Omnia 2023 warrants
Risk-free interest rate per year	3.6%		4.6%
Expected volatility per year	113.1%		90.9%
Expected dividend yield	—%		—%
Contractual expiration	4.6	years	6.6	years
Exercise price	$2.14		$205.248
Stock price	$0.215		$3.04

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

Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company’s derivative liability accounted for as liabilities (Level 3) as of September 30, 2024:

Fair value measurement at January 1, 2024	$557
Fair value measurement adjustment	82
Fair value measurement at March 31, 2024	$639
Fair value measurement adjustment	(541)
Fair value measurement at June 30, 2024	$98
Fair value measurement adjustment	(23)
Fair value measurement at September 30, 2024	$75

The derivative liability related to the debentures and embedded conversion option was measured at September 30, 2024 and December 31, 2023 using a binomial lattice valuation model and contained the following assumptions:

	September 30,		December 31,
	2024		2023
Stock price volatility	150.1%		104.1%
Expected term	1.4	years	2.2	years
Stock price	$0.22		$3.04
Risk-free rate	3.8%		4.3%
Credit rating	CCC		CCC
Market yield (credit risk)	12.4%		13.8%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended September 30, 2024 and 2023 respectively, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 6. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of Debentures (as defined below) and previously, a subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment. The Subordinated Note was extinguished in April 2024, as described below.

Debt related to the Senior Secured Credit Facility and Subordinate Note as of September 30, 2024 and December 31, 2023 consists of the following:

	September 30,	December 31,
	2024	2023
Senior Secured Credit Facility	$8,321	$11,805
Subordinated Note	—	3,554
Unamortized discount on loan and deferred debt issuance costs	(1,292)	(1,453)
Total debt	$7,029	$13,906
Current portion of long-term debt	(1,500)	(5,848)
Total long-term debt	$5,529	$8,058

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

In connection with the sale of the Debentures, the Company issued warrants to purchase up to 20,835 shares of common stock for an exercise price of $306.00 per share (the “JGB Warrants”), which had an initial fair value of $4,475 net of issuance costs of $139. On June 22, 2023, as a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 20,835 shares of the Company’s common stock for an exercise price of $306.00 per share were automatically adjusted to be $205.248 exercise price for up to 31,060 shares of common stock. There are no further anti-dilution adjustments on such warrants.

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

Subsequently, on December 22, 2023, the Company, the Holders and the Agent entered into an Amendment Agreement (the “December 2023 Amendment”) pursuant to which the Holders and the Agent consented to the Purchase Agreement, as amended by the GVB Amendment (see Note 2 “Discontinued Operations and Divestitures”). In consideration of the Holders and the Agents’ consent, the Company agreed to (i) pay to the Agent, a cash payment of $2,200 to reduce the outstanding principal of the Debentures (which includes the cash portion of the New Purchase Price paid directly to Agent by Buyer which consists of a cash payment of $1,100 and an additional $1,100 paid by the Company), (ii) a 12% secured promissory note issued to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “GVB Promissory Note”), (iii) assign the GVB Insurance Proceeds to the Agent until the outstanding aggregate principal amount of the Debentures, plus accrued and unpaid interest, has been repaid in full; provided that the first $1,000 of Insurance Proceeds in excess of $5,000 shall be applied as stated in the agreement, and (iv) post-closing enter into a deed in lieu of foreclosure agreement with respect to 224 acres of real property in Delta County, Colorado commonly known as Needle Rock Farms, resulting in a non-monetary exchange yielding additional debt reduction of $1,000.

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s outstanding indebtedness to JGB, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the GVB Promissory Note has been extended to December 31, 2024.

As of September 30, 2024, the $500 remaining GVB Promissory Note and $1,000 real estate farm asset are pledged to the senior lender for principal reduction and accordingly $1,500 of the Senior Secured Credit Facility is recorded as Current portion of long-term debt on the Condensed Consolidated Balance Sheets.

As part of the December amendment, the Company, the Holders and the Agent also agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $1.00 per share and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness. The Voluntary Conversion Option was approved by the Company’s shareholders on June 28, 2024 and the conversion option price in effect is $0.7458.

Additional terms of the December 2023 Amendment include a financial covenant holiday through the third quarter of 2024 and revised certain covenants thereafter to reflect the sale of the Purchased Interests, including lowering the Company’s quarterly revenue targets. As of September 30, 2024, the Company was in compliance with these financial covenants.

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended (“April 2024 Amendment”).

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $2.14 per share in accordance with applicable Nasdaq rules through the conversion option reset date on June 28, 2024. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders converted $428 of debt in exchange for 200,000 shares of common stock during the quarter-ended June 30, 2024.

 On May 10, 2024, the Company, the Holders and the Agent entered into that certain May 2024 Exchange Agreement and May 2024 Letter Agreement to modify the terms of the Amendment Agreement, the Securities Purchase Agreement and the Debentures, as amended (“May 2024 Amendment”).

Under the terms of the May 2024 Amendment, the Company and Holders have agreed the Company shall incur an aggregate amendment charge to the undersigned holders equal to $275, which shall be added to the principal balance of the Debentures. Under the terms of the May 2024 Exchange Agreement, the Company and Holders exchanged an aggregate of $2,328 in principal, fees and expenses owed under the Debentures for 395,000 shares of common stock and 895,000 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $.00001 (at an effective per share price of $1.69). All pre-funded warrants were subsequently exercised during the quarter-ended June 30, 2024.

On August 27, 2024, the Company, the Holders and the Agent entered into that certain August 2024 Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA, and the Debentures, as amended (“August 2024 Amendment”).

Under the terms of the August 2024 Agreement, each Holder agreed that it shall not exercise its Holder Redemption Right (as defined in the Debentures) for more than 50% of its Monthly Allowance (as defined in the Debentures) through and including July 2025. Further, the provisions in Section 3(c)(i) of the Debentures requiring 20% of any equity issuances to be paid to the Holders shall be suspended through December 31, 2024. In consideration for the amendments set forth in the August 2024 Amendment, the Company paid an amendment fee of $746,000, which was added to the aggregate principal amount of the Debentures. JGB subsequently issued a conversion notice for 440,000 shares of common stock equal to principal reduction of $328,152.

In accordance with ASC 470-60 Troubled Debt Restructurings by Debtors and ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be a troubled debt restructuring, and if no, whether the transaction was deemed modification of existing debt, or an extinguishment of existing debt and new debt.

The October 2023 Amendment, April 2024 Amendment, May 2024 Amendment, and August 2024 Amendment were concluded to be a modification, and not an extinguishment, based on an analysis of the present value of future cash flows. A new effective interest rate was determined, and the debt continued to be amortized. The December 2023 Amendment was concluded to be an extinguishment, due to the addition of a substantive conversion option. As a result, the pre-amended debt carrying value was extinguished and the new debt was recorded at fair value, which is subsequently amortized using the effective interest method. Extinguishment charges were $5,158 and recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss for the quarter ended December 31, 2023.

The Company analyzed the conversion feature of the December 2023 Amendment for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion features should be classified as a bifurcated derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability at fair value in the amount of $75 as of September 30, 2024 and $557 as of December 31, 2023 as a component of Other Long-Term Liabilities on the Condensed Consolidated Balance Sheets. See Note 5 “Fair Value Measurement” for additional information related to measurement of the debentures and derivative liability.

See Note 13 “Subsequent Events” for additional information related to the Debentures.

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

Contractual Maturities

The Company has $1,500 pledged against outstanding indebtedness under the Senior Secured Credit Facility comprised of (i) $500 GVB promissory note and (ii) $1,000 assignment of Needle Rock Farms to be applied as principal reduction in 2024. As of September 30, 2024, contractual maturities under the Senior Secured Credit Facility for the remainder of 2024 and through maturity, excluding any discounts or premiums, were to be paid in 2024 of $1,500 and 2026 of $6,821.

Additionally, commencing August 2024, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB elected the monthly redemption feature and the Company repaid $421 in cash during the three month period ended September 30, 2024. If the redemption feature is elected, as of September 30, 2024, contractual maturities under the senior secured credit Facility for the remainder of 2024 are $632, for 2025 are $3,579, and for 2026 are $4,110.

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

Total
January 1, 2023	$-
Issuance	8,698
Amortization during the year	(2,087)
Debt extinguishment charges	(5,158)
December 31, 2023	1,453
Amortization during the period	(567)
March 31, 2024	$886
Amortization during the period	(107)
June 30, 2024	$779
Amortization during the period	(233)
Amendment fee	746
September 30, 2024	1,292

NOTE 7. – NOTES & LOANS PAYABLE

The table below outlines our notes and loans payable balances as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Insurance loans payable	$569	$543
Total current notes and loans payable	$569	$543

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

The Company also has other insurance loans payable related to property and general liability across the Company.

Estimated future principal payments to be made under the above notes and loans payable as of September 30, 2024 are as follows:

2024	$314
2025	255
Total	$569

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units to customers and is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns at September 30, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented 44% and 58%, respectively, of total Tobacco revenue for the three and nine months ended September 30, 2024, compared to 57% and 63%, respectively, for the three and nine months ended September 30, 2023.

The following table presents net revenue by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Contract Manufacturing
Cigarettes	$4,078	$3,463	$10,942	$11,735
Filtered Cigars	1,664	4,088	8,593	12,414
Cigarillos	204	-	756	-
Total Contract Manufacturing	5,946	7,551	20,291	24,149
VLN®	-	320	70	699
Total Product Line Revenues	$5,946	$7,871	$20,361	$24,848

The following tables present net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	September 30,
	2024	2023
Customer A	55.75%	38.52%
Customer B	17.63%	3.96%
Customer C	16.08%	4.58%
All other customers	10.54%	52.94%

	Nine Months Ended
	September 30,
	2024	2023
Customer A	41.94%	31.11%
Customer B	16.74%	19.05%
Customer C	11.33%	25.21%
Customer D	14.63%	11.53%
All other customers	15.36%	13.10%

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

Total contract assets and contract liabilities are as follows:

	September 30,	December 31,
	2024	2023
Unbilled receivables	$1,494	$1,053
Deferred income	(54)	(726)
Net contract assets	$1,440	$327

During the nine months ended September 30, 2024, the Company recognized $726 of revenue that was included in the contract liability balance as of December 31, 2023. During the nine months ended September 30, 2023, the Company recognized $688 of revenue that was included in the contract liability balance as of December 31, 2022.

NOTE 9 – EQUITY- BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. The 2021 Omnibus Incentive Plan was amended on June 28, 2024, increasing the authorized shares by an additional 5,000,000. As of September 30, 2024, the Company had available 5,191,421 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales, general, and administrative	$17	$518	$193	$2,953
Research and development	(21)	21	40	138
Total equity based compensation - continuing operations	(4)	539	233	3,091
Total equity based compensation - discontinued operations	—	37	—	146
Total equity based compensation	$(4)	$576	$233	$3,237

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2024 through September 30, 2024.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2024	9,681	$251.12
Vested	(4,234)	233.09
Forfeited	(354)	274.16
Unvested at March 31, 2024	5,093	264.45
Forfeited	(3,269)	287.31
Unvested at June 30, 2024	1,824	221.93
Granted	516,163	0.29
Vested	(370,912)	0.24
Forfeited	(823)	232.42
Unvested at September 30, 2024	146,252	$1.87

The fair value of RSUs related to employee grants that vested during the nine months ended September 30, 2024 was approximately $9 based on the stock price at the time. During the nine months ended September 30, 2024, there were 516,163 shares granted during the period for settled indebtedness for consulting and other services provided; in which the fair value at the time of vesting amounted to $89. As of September 30, 2024, there are 145,250 unvested shares that require the achievement of certain milestones to be met which have not yet been achieved and compensation expense for all other unvested shares amounted to $148 which is expected to be recognized over a weighted average period of approximately 1.4 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during the nine months ended September 30, 2024. A summary of the status of stock options activity since January 1, 2024 and at September 30, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2024	13,729	$421.51
Expired	(2,778)	330.74
Forfeited	(417)	621.60
Outstanding at March 31, 2024	10,534	437.52	1.4	years	$—
Expired	(3,929)	570.27
Outstanding at June 30, 2024	6,605	358.81	0.4	years	$—
Expired	(6,073)	344.99
Outstanding at September 30, 2024	532	$516.64	0.9	years	$—
Exercisable at September 30, 2024	532	$516.64	0.9	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following tables summarize the Company’s warrant activity:

Warrants outstanding at January 1, 2024	2,984,847
Issued	1,641,535
Exercised	(820,769)
Warrants outstanding at March 31, 2024	3,805,613
Issued	4,813,800
Abandoned	(2,813)
Exercised	(1,105,000)
Warrants outstanding at June 30, 2024	7,511,600
Issued	35,875,471
Exercised	(5,079,245)
Warrants outstanding at September 30, 2024	38,307,826

The following tables summarizes the Company’s outstanding warrants as of September 30, 2024:

	# of warrants outstanding	Issue date exercise price	Current exercise price (1)	Expiration date
July 2022 RDO warrants	4,067	$492.00	$492.00	July 25, 2027
Senior Secured Credit Facility - JGB	20,645	$306.000	$205.248	September 3, 2028
July 19, 2023 RDO warrants	28,125	$38.7200	$0.0600	July 20, 2028
October 2023 CMPO warrants	168,750	$8.4000	$0.0600	October 19, 2028
2023 Inducement warrants	335,468	$3.4400	$0.0600	February 15, 2029
April 2024 RDO	265,300	$2.1400	$0.0600	June 28, 2029
August 2024 Reg A+ warrants (3)	2,596,000	$1.0000	$0.0600 (4)	(2)
September 2024 Reg A+ warrants (3)	12,200,000	$1.0000	$0.0600 (4)	(2)
September 2024 RDO warrants (3)	10,307,016	$1.0000	$0.0600 (4)	(2)
September 2024 RDO PA warrants (3)	309,211	$1.2500	$0.0600 (4)	(2)
September 2024 Inducement warrants (3)	10,158,490	$1.0000	$0.0600 (4)	(2)
September 2024 Inducement PA warrants (3)	304,754	$1.2500	$0.0600 (4)	(2)
Omnia Pre-Funded Warrants	1,150,000	$0.00001	$0.00001	Not applicable
Omnia warrants	460,000	$2.14	$2.14	May 1, 2029
	38,307,826
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.
(2 Expiration date is 5-years following shareholder approval date.

(3) The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, subject to stockholder approval, the warrants will contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants.

(4) Reflects the exercise price assuming stockholder approval is obtained.

2023 Warrant Inducement Offering

On November 28, 2023, the Company commenced a warrant inducement offering with the holders of the Company’s outstanding 1,986,229 warrants consisting of: (i) the common stock purchase warrants of the Company issued on or about June 22, 2023; (ii) the common stock purchase warrants of the Company issued on or about July 10, 2023; (iii) the common stock purchase warrants of the Company issued on or about July 21, 2023; and/or (iv) the common stock purchase warrants of the Company issued on or about October 19, 2023 (collectively, the “2023 Existing Warrants”), which Existing Warrants were exercisable for an equal number of shares of common stock at an exercise price of $8.40. The Company agreed to issue new warrants (the “2023 Inducement Warrants”) to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants during the inducement period, for cash, at a reduced exercise price equal to the Nasdaq Minimum Price (as defined in Nasdaq Listing Rule 5635(d)).

For the period from January 1, 2024 to February 15, 2024, the date of shareholder approval, the Company entered into warrant inducement agreements with certain holders of the 2023 Existing Warrants to purchase an aggregate of 820,769 shares of common stock at a reduced weighted average exercise price of approximately $2.9504. Pursuant to the warrant inducement agreements, the exercising holders of the 2023 Existing Warrants received 1,641,535 of the 2023 Inducement Warrants and the Company received aggregate gross proceeds of approximately $2,421 from the exercise of the 2023 Existing Warrants. As a result of the inducement and subsequent exercise, the Company determined the incremental fair value provided to the holders using Black Scholes and Monte Carlo models as (i) $148 increase in fair value due to the adjustment in exercise price of 2023 Existing Warrants attributable to down round pricing protection (ii) $3,441 fair value of Inducement Warrants issued to the holders that exercised 2023 Existing Warrants. The incremental fair value is recorded as non-cash deemed dividend. The proceeds of the warrant inducement and issuance of common stock are recorded as Capital in excess of par value.

As a result of subsequent offerings, the exercise price on 3,581,213 warrants was automatically adjusted triggering non-cash deemed dividends as a result of the down-round adjustments.

In connection with the September 2024 Warrant Inducement Offering, 3,245,744 were subsequently exercised under the terms described below. As of September 30, 2024, 335,468 of 2023 Inducement Warrants remained outstanding with an exercise price of $0.06 of which 332,968 warrants were subsequently cash exercised in October 2024.

April 2024 Registered Direct Offering

On April 8, 2024, the Company and certain investors entered into a securities purchase agreement (the “April SPA”) relating to the issuance and sale of shares of common stock (or pre-funded warrants in lieu of common stock) pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock (collectively, the “April Offering”). The investors purchased approximately $4,237 of shares and warrants, consisting of an aggregate of 1,855,000 shares of common stock, pre-funded warrants to purchase 125,000 shares of common stock and warrants to purchase 1,980,000 shares of common stock, at a purchase price of $2.14 per share and accompanying warrant. The warrants are exercisable at an exercise price of $2.14 per share of common stock, expire on June 28, 2029 and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, then such exercise price shall be lowered to such price at which the shares were offered. The pre-funded warrants are exercisable immediately upon issuance at an exercise price of $0.00001.

The Company also issued an aggregate of 118,800 placement agent warrants to the Placement Agent and its designees with substantially the same terms as the warrants to the Investors, except that the placement agent warrants will terminate five years following the commencement of sales of the Offering and have an exercise price of $2.675.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s estimated offering expenses, were approximately $3,913.

As a result of subsequent offerings, the exercise price on 2,098,800 warrants was automatically adjusted triggering non-cash deemed dividends as a result of the down-round adjustments.

In connection with the September 2024 Warrant Inducement Offering, 1,833,500 were subsequently exercised under the terms described below. As of September 30, 2024, 265,300 of the April 2024 warrants remained outstanding with an exercise price of $0.06 of which 250,000 warrants were subsequently cash exercised in October 2024.

September 2024 Registered Direct Offering

On September 27, 2024, the Company and certain investors entered into a securities purchase agreement (the “September SPA”) relating to the issuance and sale of shares of common stock of the Company pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The Investors purchased approximately $1,175 of shares and warrants, consisting of an aggregate of 5,153,508 shares of Common Stock and warrants to purchase 10,307,016 shares of common stock, at a purchase price of $0.228 per share and accompanying warrant. The Warrants are exercisable after the Shareholder Approval Date (as defined in the Securities Purchase Agreement) at an exercise price of $1.00 per share of common stock, expire on the date that is five (5) years after the Shareholder Approval Date and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such Warrants, then such exercise price shall be lowered to such price at which the shares were offered.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s offering expenses were $1,054.

In addition, the Company issued an placement agent warrants to purchase an aggregate of 309,211 shares of common stock with substantially the same terms as the warrants, except that the placement agent warrants will terminate five years following the commencement of sales of the offering and have an exercise price of $1.25.

As a result of subsequent offerings, the exercise price on 10,616,227 warrants was automatically adjusted triggering non-cash deemed dividends as a result of the down-round adjustments.

2024 Warrant Inducement

On September 29, 2024, the Company commenced a warrant inducement offering (the “2024 Warrant Inducement”) with the holders of outstanding warrants to purchase 5,079,244 shares of common stock, consisting of: (i) common stock purchase warrants to purchase 3,245,744 shares of common stock issued on or about November 29, 2023, and (ii) common stock purchase warrants to purchase 1,833,500 shares of common stock issued on or about April 9, 2024 ((i) and (ii) collectively, the “2024 Existing Warrants”), which are exercisable for an equal number of shares of common stock at an exercise price of $0.228. The net proceeds to the Company from the 2024 Warrant Inducement, after deducting placement agent fees and the Company’s offering expenses were $1,073.

In connection with the 2024 Warrant Inducement, the Company issued 10,158,488 new warrants (the “2024 Inducement Warrants”). The 2024 Inducement Warrants will be issued on substantially the same terms as the 2024 Existing Warrants, except that the Inducement Warrants will be exercisable at any time on or after the Shareholder Approval Date, have an expiration date of five years from the Shareholder Approval Date, and have an exercise price equal to $1.00.

 In addition, the Company agreed to issue placement agent warrants to purchase an aggregate of 304,754 shares of common stock with substantially the same terms as the 2024 Inducement Warrants, except that the placement agent 2024 Inducement Warrants will terminate five years following the commencement of sales of the 2024 Warrant Inducement and have an exercise price of $1.25.

The incremental fair value, determined using a Black Scholes valuation model, of the 2024 Inducement Warrants issued to the holders that exercised the 2024 Existing Warrants was $1,530 and is recorded as non-cash deemed dividend. The proceeds of the warrant inducement and issuance of common stock are recorded as Capital in excess of par value.

As a result of a subsequent offerings in October 2024, the exercise price on 10,463,242 warrants was automatically adjusted triggering non-cash deemed dividends as a result of the down-round adjustments.

Other Equity Financings

Pursuant to a Regulation A offering of Form 1-A, the Company entered into subscription agreements with certain accredited investors and high net worth individuals, pursuant to which the Company issued and sold to the investors 9,720,000 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $0.57 per share for net proceeds to the Company of $5,208, net of offering costs of $332.

The shares that were offered and sold above or at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on August 2, 2024 and qualified on August 13, 2024.

Private Placement of Warrants

During the third quarter of 2024, the Company and certain investors entered into warrant purchase agreements related to the private placement of 14,796,000 warrants to purchase an equal number of shares of common stock at a purchase price of $0.00001 per warrant. The warrants are immediately exercisable at an exercise price of $1.00 per share of common stock, expire five years following the issuance date and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, then such exercise price shall be lowered to such price at which the shares were offered; provided however, that such lower exercise price shall not be effected unless and until the Company has obtained shareholder approval for such adjustment.

As a result of subsequent offerings, the exercise price on 14,796,000 warrants was automatically adjusted triggering non-cash deemed dividends as a result of the down-round adjustments.

Other Agreements

During the second quarter of 2024, the Company settled an aggregate of $1,192 of outstanding indebtedness under various commercial agreements for an aggregate of 700,958 shares of common stock at an effective average price per share of $2.14.

During the third quarter of 2024, the Company settled an aggregate of $525 of outstanding indebtedness under various commercial and licensing agreements for an aggregate of 1,770,688 shares of common stock at an effective average price per share of $0.2965.

NOTE 11. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and nine months ended September 30, 2024 and 2023, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive to consolidated net loss. 1,150,000 pre-funded warrants are included in weighted average common shares outstanding – basic and diluted for purposes of calculating loss per common share for the three and nine month periods ended September 30, 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

	(in thousands, except for per-share data)
Net loss from continuing operations	$(3,585)	$(8,081)	$(11,248)	$(32,618)
Net loss from discontinued operations	(172)	(64,639)	640	(78,823)
Net loss	(3,757)	(72,720)	(10,608)	(111,441)
Deemed dividends	(3,677)	(564)	(7,711)	(931)
Net loss available to common shareholders	$(7,434)	$(73,284)	$(18,319)	$(112,372)
Weighted average common shares outstanding - basic and diluted	13,507,441	1,206,368	8,316,768	978,168

Basic and diluted loss per common share from continuing operations	$(0.27)	$(6.70)	$(1.35)	$(33.35)
Basic and diluted loss per common share from discontinued operations	(0.01)	(53.58)	0.08	(80.58)
Basic and diluted loss per common share from deemed dividends	(0.27)	(0.47)	(0.93)	(0.95)
Basic and diluted loss per common share	$(0.55)	$(60.75)	$(2.20)	$(114.88)

Anti-dilutive shares are as follows as of September 30:
Warrants (excluding pre-funded)	37,157,826	795,760	37,157,826	795,760
Options	532	14,241	532	14,241
Restricted stock units	146,252	19,726	146,252	19,726
	37,304,610	829,727	37,304,610	829,727

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

			Future Commitments
Commitment	Counter Party	Commitment Type	2024	2025	2026	2027	2028 & After	Total
License Agreement	NCSU	Minimum annual royalty	$100	$50	$50	$100	$3,575	$3,875	(1)
License Agreement	NCSU	Contract fee	150	500	—	—	—	650	(2)
Consulting Agreements	Various	Contract fee	708	373	146	—	—	1,227	(3)
Growing Agreements	Various	Contract fee	149	—	—	—	—	149	(4)
			$1,107	$923	$196	$100	$3,575	$5,901

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.
(4)	Various R&D growing agreements for tobacco.

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

On December 5, 2023, the parties entered into a Memorandum of Settlement to fully resolve all claims pending the Court’s approval of a motion for preliminary approval of settlement. The settlement amount is $768 related to plaintiffs attorney and legal fees and is fully covered by the Company’s insurance. The Company expects the settlement to be approved and funded in the fourth quarter of 2024. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is alleging breach of contract and breach of duty of good faith and fair dealing. The Company is seeking full recovery of its business interruption claim of approximately $9,000 under the policy plus direct and indirect damages resulting from Dorchester’s continued delay in issuing coverage payments. Discovery is ongoing. The Company filed a Motion for Partial Summary Judgment which is scheduled for hearing on December 18, 2024. The trial date is November 4, 2025.

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

The Company filed its Answer to Request for Arbitration with Defenses and Counterclaims on June 4, 2024. On July 25, 2024, an arbitrator was formally appointed. Discovery commenced in September 2024. The arbitration date has been set for March 24, 2025. The Company believes it has substantial defenses to KeyGene’s claims and intends to defend itself vigorously.

Maison Dispute

On January 23, 2024, the Company received a Notice of Intent to Arbitrate from Maison Placements Canada Inc. (“Maison”) in connection with the Company’s March 2023 Senior Secured Credit Facility transaction. Maison claims it is owed fees for closure of the Senior Secured Credit Facility transaction as a result of discussions with former Company personnel and a purported letter of engagement dating from 2021. The parties have mutually agreed on settlement terms which are expected to be finalized in November 2024.

Cookies Retail Products Dispute

On October 23, 2024, Cookies Retail Products, LLC (“CRP”) filed a complaint against the Company, a subsidiary of the Company (“PTB”), Cookies Creative Consulting, Inc. (“CCC”), Cookies SF, LLC (“CSF”), GMLC WLNS, LLC (“GMLC”) and other defendants, Case No. 24STCV27828, Superior Court of California, County of Los Angeles.

The complaint alleges three counts against all defendants: Count I for Breach of Contract related to a Settlement Agreement entered into between CRP, Paul Rock, CSF, GMLC, CCC and PTB (the “Settlement Agreement”), and a Purchase Agreement entered into between PTB and CRP (the “Purchase Agreement”); Count II for Fraud – False Promise related to the Settlement Agreement and Purchase Agreement; and Count III for Violation of Penal Code Section 496 related to a Licensing and Distribution Agreement between GMLC, CCC and PTB. CRP is seeking monetary damages.

The Company has not been served with the Complaint. The Company believes it has substantial defenses to CRP’s claims, and counterclaims, and intends to defend itself vigorously.

NOTE 13. SUBSEQUENT EVENTS

Senior Secured Credit Facility

On October 10, 2024, the Company entered into that certain Letter Agreement to modify the terms of the Securities Purchase Agreement dated March 3, 2023 (the “JGB SPA”) and debentures (the “Debentures”), as amended, with JGB Partners, LP (“JGB Partners”), JGB Capital, LP (“JGB Capital”) and JGB Capital Offshore Ltd. (“JGB Offshore” and collectively with JGB Partners and JGB Capital, the “Holders”) and JGB Collateral, LLC, as collateral agent for the Holders (the “Agent”).

Under the terms of the Letter Agreement, subject to obtaining shareholder approval as described below, Company will be able to reset the Conversion Price (as defined in the Debentures) currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset. The reset Conversion Price shall in no event be greater than the Conversion Price in effect on the date of the Letter Agreement, which is $0.7458.

The reduction in the Conversion Price will be subject to shareholder approval.  The Company has agreed to seek shareholder approval for the Conversion Price reset pursuant to applicable Nasdaq rules no later than December 31, 2024, and to seek shareholder approval at each shareholder meeting thereafter if approval is not obtained by then.

October 2024 Registered Direct Offering

On October 11, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock of the Company pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $2,140 of shares and warrants, consisting of an aggregate of 14,266,666 shares of common stock and warrants to purchase 28,533,332 shares of common stock, at a purchase price of $0.15 per share and accompanying warrant. The Warrants are exercisable after the Shareholder Approval Date (as defined in the Securities Purchase Agreement) at an exercise price of $1.00 per share of common stock, expire on the date that is five (5) years after the Shareholder Approval Date and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such Warrants, then such exercise price shall be lowered to such price at which the shares were offered.

The net proceeds to the Company from the Offering, after deducting the placement agent fees and the Company’s offering expenses were $2,002.

In addition, the Company agreed to issue placement agent warrants to purchase an aggregate of 856,000 shares of common stock with substantially the same terms as the warrants, except that the placement agent warrants will terminate five years following the commencement of sales of the offering and have an exercise price of $1.25.

The October 2024 registered direct equity offering resulted in down-round adjustments whereby the exercise price on 36,673,113 warrants was automatically adjusted to $0.06 triggering non-cash deemed dividends.

October 2024 PIPE Offering

On October 23, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of prefunded warrants to purchase shares of common stock of the Company and warrants to purchase shares of Common Stock pursuant to a private placement. The investors purchased approximately $3,039 of prefunded warrants and warrants, consisting of prefunded warrants to purchase an aggregate of 28,354,914 shares of common stock and warrants to purchase an aggregate of 42,532,372 shares of Common Stock, at a purchase price of $0.10719 per prefunded warrant and accompanying warrant. The prefunded warrants are immediately exercisable upon issuance. The warrants are exercisable after the stockholder approval date (as defined in the securities purchase agreement) at an exercise price of $1.00 per share of common stock, expire on the date that is five (5) years after the stockholder approval date and are subject to adjustment in certain circumstances, including upon any subsequent equity sales at a price per share lower than the then effective exercise price of such warrants, then such exercise price shall be lowered to such price at which the shares were offered.

The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, are approximately $2,909.

The shares issuable upon exercise of the warrants are subject to stockholder approval. The Company has agreed to hold an annual or special meeting on or before May 30, 2025, to have stockholders approve the issuance of the shares of common stock underlying the warrants pursuant to applicable Nasdaq rules.

In addition, the Company agreed to issue placement agent warrants to purchase an aggregate of 2,268,393 shares of common stock with substantially the same terms as the Warrants, except that the placement agent warrants have an exercise price of $1.25.

The October 2024 PIPE offering resulted in down-round adjustments whereby the exercise price on 65,323,227 warrants was automatically adjusted to $0.0504 triggering non-cash deemed dividends.

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

Our Business

22nd Century Group, Inc. (NASDAQ: XXII) is an agricultural biotechnology company focused on tobacco harm reduction by offering tobacco products with 95% less nicotine, designed to improve health and wellness by giving smokers a choice to control their nicotine consumption.  Backed by comprehensive and extensively patented technologies that regulate nicotine biosynthesis activities in the tobacco plant, the Company has pioneered development of high-yield, proprietary reduced nicotine content (RNC) tobacco plants and clinically validated RNC cigarette products. The Company received the first and only FDA Modified Risk Tobacco Product (MRTP) authorization for a combustible cigarette in December 2021. The Company is a subsequent participating manufacturer under the Master Settlement Agreement ("MSA") and vertically integrated for the production of its both own products and contract manufacturing operations ("CMO"), which consist primarily of branded filtered cigars and conventional cigarettes.

Financial Overview

●	Net revenues for the third quarter of 2024 were $5,946, a decrease of 24.5% from $7,871 in the prior year period.
o	Third quarter 2024 cartons sold of 439 compared to 827 in the comparable prior year period.
●	Gross profit for the third quarter of 2024 was a loss of $588 compared to a profit of $77 in the prior year period.
●	Total operating expenses for the third quarter of 2024 decreased to $2,789 compared to $8,330 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $2,547 compared to $6,939 in the prior year period, primarily driven by lower headcount (compensation and benefits), strategic consulting, sales and marketing costs and public company expenses due to our cost savings initiatives implemented in the second half of 2023.
o	Research development expenses decreased to $240, compared to $623 in the prior year period, driven by lower headcount (compensation and benefits costs), and contract and IP costs due to our continued cost saving initiatives with a focus on specific tobacco research.
o	Other operating expenses (income), net decreased to $2, compared to $768 in the prior year period, primarily attributable to prior year restructuring costs.
●	Operating loss from continuing operations for the third quarter 2024 was $3,377, compared to a loss of $8,253 in the prior year period for the reasons described above.
●	Net loss from continuing operations in the third quarter of 2024 was $3,585 and basic and diluted loss from continuing operations per common share was $0.27 compared with net loss from continuing operations in the third quarter of 2023 of $8,081, and basic and diluted net loss from continuing operations per common share of $6.70.
●	As of September 30, 2024, we had $5,341 in cash and cash equivalents.

Our Financial Results

	Three Months Ended
	September 30	September 30	Change
	2024	2023	$	%
Revenues, net	$5,946	$7,871	(1,925)	(24.5)
Cost of goods sold	3,102	3,921	(819)	(20.9)
Excise taxes and fees on products	3,432	3,873	(441)	(11.4)
Gross (loss) profit	(588)	77	(665)	(863.6)
Gross (loss) profit as a % of revenues, net	(9.9)%	1.0%
Operating expenses:
Sales, general and administrative ("SG&A")	2,547	6,939	(4,392)	(63.3)
SG&A as a % of revenues, net	42.8%	88.2%
Research and development ("R&D")	240	623	(383)	(61.5)
R&D as a % of revenues, net	4.0%	7.9%
Other operating expenses, net ("OOE")	2	768	(766)	(99.7)
Total operating expenses	2,789	8,330	(5,541)	(66.5)
Operating loss from continuing operations	(3,377)	(8,253)	4,876	(59.1)
Operating loss as a % of revenues, net	(56.8)%	(104.9)%
Other income (expense):
Other income (expense), net	100	1,272	(1,172)	(92.1)
Interest income, net	3	79	(76)	(96.2)
Interest expense	(311)	(1,179)	868	(73.6)
Total other income (expense)	(208)	172	(380)	(220.9)
Loss before income taxes	(3,585)	(8,081)	4,496	(55.6)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(3,585)	$(8,081)	4,496	(55.6)
Net loss as a % of revenues, net	(60.3)%	(102.7)%
Net loss per common share from continuing operations (basic and diluted)*	$(0.27)	$(6.70)	6.43	(95.97)

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and the 1-for-15 reverse stock split on July 5, 2023.

	Nine Months Ended
	September 30	September 30	Change
	2024	2023	$	%
Revenues, net	$20,361	$24,848	(4,487)	(18.1)
Cost of goods sold	11,184	13,327	(2,143)	(16.1)
Excise taxes and fees on products	10,324	12,388	(2,064)	(16.7)
Gross (loss) profit	(1,147)	(867)	(280)	32.3
Gross (loss) profit as a % of revenues, net	(5.6)%	(3.5)%
Operating expenses:
Sales, general and administrative ("SG&A")	7,814	27,058	(19,244)	(71.1)
SG&A as a % of revenues, net	38.4%	108.9%
Research and development ("R&D")	915	2,152	(1,237)	(57.5)
R&D as a % of revenues, net	4.5%	8.7%
Other operating expenses (income), net ("OOE")	(18)	622	(640)	(102.9)
Total operating expenses	8,711	29,832	(21,121)	(70.8)
Operating loss from continuing operations	(9,858)	(30,699)	20,841	(67.9)
Operating loss as a % of revenues, net	(48.4)%	(123.5)%
Other income (expense):
Other income (expense), net	439	504	(65)	(12.9)
Interest income, net	26	201	(175)	(87.1)
Interest expense	(1,828)	(2,578)	750	(29.1)
Total other expense	(1,363)	(1,873)	510	(27.2)
Loss before income taxes	(11,221)	(32,572)	21,351	(65.6)
Provision for income taxes	27	46	(19)	(41.3)
Net loss from continuing operations	(11,248)	(32,618)	21,370	(65.5)
Net loss as a % of revenues, net	(55.2)%	(131.3)%
Net loss per common share from continuing operations (basic and diluted)*	$(1.35)	$(33.35)	32.00	(95.95)

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and the 1-for-15 reverse stock split on July 5, 2023.

Three and Nine Months Ended September 30, 2024 Compared to Three and Nine Months Ended September 30, 2023

Product line revenue, net

	Three Months Ended
	September 30,
	2024		2023		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	4,078	156	3,463	200	615	(44)
Filtered Cigars	1,664	253	4,088	621	(2,424)	(368)
Cigarillos	204	30	-	-	204	30
Total Contract Manufacturing	5,946	439	7,551	821	(1,605)	(382)
VLN®	-	-	320	6	(320)	(6)
Total Product Line Revenues	5,946	439	7,871	827	(1,925)	(388)

	Nine Months Ended
	September 30,
	2024		2023		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	10,942	416	11,735	640	(793)	(224)
Filtered Cigars	8,593	1,249	12,414	1,937	(3,821)	(688)
Cigarillos	756	120	-	-	756	120
Total Contract Manufacturing	20,291	1,785	24,149	2,577	(3,858)	(792)
VLN®	70	1	699	14	(629)	(13)
Total Product Line Revenues	20,361	1,786	24,848	2,591	(4,487)	(806)

For the third quarter and first nine months of 2024, contract manufacturing net revenues decreased to $5,946 and $20,361, respectively, compared to the prior year periods.

For the third quarter 2024, cigarette sales benefitted from strong summer seasonal demand with key customers and price increases that took effect in April 2024. For the first nine months of 2024, volume decreases were result of prior year comparable period stocking orders of Pinnacle cigarettes launched in a top-five convenience store chain and a large one-time order of export product.

For the third quarter and first nine months of 2024, filtered cigars net revenues decreased to $1,664 and $8,592, respectively, compared to the prior year periods, reflecting lower volumes as the Company continues to transition away from low or negative margin manufacturing agreements- in favor of higher margin cigarette manufacturing agreements.

Cigarillo distribution net revenues for the third quarter and first nine months of 2024 amounted to $204 and $756, respectively, reflective of the expanded Pinnacle branded product offerings launched in April 2024 with a top-five national convenience store chain.

VLN® cigarette net revenues were negligible in the third quarter 2024 and $70 for the first nine months of 2024, a decrease from the comparable prior year periods which benefited from stocking orders with major c-stores. While the Company has secured broad distribution of its VLN® products, the sell-through has not yet materialized. The Company is currently making changes to rebrand and relaunch its VLN® products.

Gross (loss) profit

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2024	2023	2024	2023
Gross (loss) profit	$(588)	$77	$(1,147)	$(867)
Percent of Revenues, net	(9.9)%	1.0%	(5.6)%	(3.5)%

Gross profit (loss) for the third quarter and first nine months of 2024 decreased compared to the prior year periods, primarily driven by lower sales volume, offset by implementation of cost cut initiatives, efficiency, and the shift in product mix.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Compensation and benefits (a)	$(1,594)	$(7,976)
Sales and marketing (b)	(1,130)	(2,389)
Strategic consulting (b)	(619)	(6,045)
Public company expenses (c)	(463)	(1,113)
Insurance expenses (d)	(381)	(1,076)
Travel and entertainment (b)	(112)	(602)
Other (e)	(93)	(43)
Net decrease in SG&A expenses	$(4,392)	$(19,244)

(a) Compensation and benefits and equity compensation expense decreased for the three and nine months ended September 30, 2024 compared to the prior year periods due to a reduction of headcount as part of our cost cut initiatives.

(b) Decreases of strategic consulting, sales and marketing and travel and entertainment for the three and nine months ended September 30, 2024 compared to the prior year periods were due to reduced spending as part of our cost cut initiatives.

(c) Decreases in public company expenses for the three- and nine-month periods ended September 30, 2024 compared to the prior year periods were mainly due to waived board of director compensation fees in the current year periods and a decrease in professional services fees due to the restructuring of our business.

(d) Insurance expenses decreased for the three and nine months ended September 30, 2024 compared to the prior year periods due to lower D&O and other insurance premiums.

(e) Other expenses decreased for the three and nine months ended September 30, 2024 compared to the three and nine month periods ended September 30, 2023 were mainly due to decreases in insurance, technology and legal expenses.

Research and development (“R&D”) expense

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Compensation and benefits (a)	$(106)	$(460)
License, Royalty, and Contract costs (b)	(168)	(348)
IP costs (c)	(116)	(337)
Other (d)	7	(92)
Net decrease in R&D expenses	$(383)	$(1,237)

(a)	Decreased compensation and benefits for the three and nine months ended September 30, 2024 are mainly related to the decrease in headcount in the current year periods compared to the prior year periods.
(b)	Decreases in licenses, royalty and contract costs for the three- and nine-month periods ended September 30, 2024 relate to growing and contract arrangements that occurred in the prior year periods.
(c)	Decreases in IP costs for the three- and nine-month periods ended September 30, 2024 compared to the prior year periods relate to a decrease in patent expenses and amortization from restructuring of our tobacco IP portfolio to align to our current strategy.
(d)	Other expenses decreased for the nine months ended September 30, 2024 compared to the prior year period, were attributable to a decrease in consulting and testing costs due to our cost cut initiatives.

Other income (expense)

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Other income (expense), net (a)	$(1,172)	$(65)
Interest income, net	(76)	(175)
Interest expense (b)	868	750
Net (increase) decrease in other expense	$(380)	$510

(a)	Other income (expense), net increased for the three months ended September 30, 2024 compared to the same prior year period, mainly due to an increase of $1,162 loss resulting from change in fair value of warrant liabilities.

Other income (expense), net increased for the nine months ended September 30, 2024 compared to the same prior year period, due to a decrease of $51 of realized losses on short term investments and $116 loss resulting from change in fair value of warrant liabilities.

(b)	For the three months ended September 30, 2024 compared to the prior year period, interest expense primarily decreased as a result of ongoing repayment and elimination of debt obligations on our balance sheet. Cash interest decreased $250 and non-cash interest amortization decreased $252 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $52), and additional decreases of $23 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $394 from the Subordinated Note, which was extinguished prior to maturity in April 2024.

For the nine months ended September 30, 2024 compared to the prior year period, interest expense decreased as a result of ongoing repayment and elimination of debt obligations on our balance sheet. Cash interest decreased $352 and non-cash interest amortization decreased $601 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $71), and additional decreases of $482 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $215 from the Subordinated Note, which was extinguished prior to maturity in April 2024 and resulted in a loss on extinguishment of $400.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $9,947 for the nine months ended September 30, 2024 and an accumulated deficit of $389,315 as of September 30, 2024. As of September 30, 2024, we had cash and cash equivalents of $5,341 and working capital from continuing operations of $1,568 (compared to working capital deficit from continuing operations of ($6,826) at December 31, 2023). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash, and cash equivalents and working capital from continuing operations as of September 30, 2024 and December 31, 2023 are set forth below:

	September 30	December 31
	2024	2023
Cash and cash equivalents	$5,341	$2,058
Working capital	$1,568	$(6,826)

Working Capital

As of September 30, 2024, we had working capital from continuing operations, excluding assets and liabilities held for sale, of approximately $1,568 compared to working capital deficit of approximately ($6,826) at December 31, 2023 an increase of $8,394. This increase in working capital was primarily due to a decrease in net current liabilities of $8,705 offset by a decrease of $311 in net current assets. Cash and cash equivalents increased by $3,283 and the remaining net current assets decreased by $3,594. As a result of the working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Nine Months Ended
	September 30,		Change
	2024	2023	$
Cash provided by (used in):
Operating activities	$(9,947)	$(50,184)	40,237
Investing activities	(119)	17,352	(17,471)
Financing activities	13,349	40,162	(26,813)
Net change in cash, cash equivalents and restricted cash	$3,283	$7,330

Net cash used in operating activities

Cash used in operating activities decreased $40,237 from $50,184 in 2023 to $9,947 in 2024. The primary driver for this decrease was lower net loss of $100,833, a decrease of $66,249 related to net adjustments to reconcile net loss to cash, and a decrease in cash used for working capital components related to operations in the amount of $5,653 for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Net cash (used in) provided by investing activities

Cash used in investing activities amounted to $119 the nine months ended September 30, 2024, as compared to cash provided by investing activities of $17,352 for the nine months ended September 30, 2023. The decrease in cash provided by investing activities of $17,471 was primarily the result of (i) a decrease in net proceeds from short-term investments of $18,239; (ii) decrease of $3,500 in property, plant and equipment casualty loss insurance proceeds collected in the prior year period and (iii) a decrease of $229 of proceeds from the sale of property, plant and equipment. These decreased cash inflows were partially offset by a decrease in cash outflows of (i) $4,243 related to the acquisitions of patents, trademarks and property, plant and equipment and (ii) $254 from the acquisition of RXP in the prior year period

Net cash provided by financing activities

During the nine months ended September 30, 2024, cash provided by financing activities decreased by $26,813, from $40,162 in the prior year period, to $13,349, resulting from decreases in (i) net proceeds of $16,048 from issuance of long-term debt, (ii) proceeds of $6,016 from issuance of detachable warrants, (iii) net proceeds of $10,238 from the issuance of common stock (iv) proceeds from issuance of notes payable of $1,104 offset by an increase in net proceeds from warrant exercise of $3,403. These cash inflows were offset by decreases in cash outflows of note payable payments of $3,441 and taxes paid related to net share settlement of RSUs of $419 and increases in payments of long-term debt of $670.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments with various institutions, accredited investors, high net worth individuals and creditors.

In January and February 2024, we received net proceeds of $2,245 from the inducement and exercise of 820,769 warrants for shares of common stock and issuance of 1,641,535 warrants to purchase common stock. In April 2024, we received net proceeds of $3,913 from the issuance of 1,855,000 shares of common stock, 125,000 pre-funded warrants and 1,980,000 warrants to purchase common stock in a registered direct offering. In August and September 2024, we received net proceeds of $5,208 from the issuance of 9,720,000 shares of common stock pursuant to a Regulation A offering, and in separate private placements, issued 14,796,000 warrant to purchase common stock. In September 2024 we received net proceeds of $1,054 from the issuance of 5,153,508 shares of common stock and 10,307,016 warrants to purchase common stock in a registered direct offering. Also, in September 2024 we received net proceeds of $1,073 from the inducement and exercise of 5,079,244 warrants for shares of common stock and issuance of 10,158,488 warrants to purchase common stock. In October 2024 we received net proceeds of $2,002 from the issuance of 14,266,666 shares of common stock and 28,533,332 warrants to purchase common stock in a registered direct offering. Also, in October 2024 we received net proceeds of $2,909 from the issuance of 28,354,914 prefunded warrants to purchase shares of common stock and 42,532,372 warrants to purchase common stock in a private placement offering.

As of September 30, 2024, the remaining principal balance under our Senior Secured Credit Facility is $8,321 of which $1,500 remains current with corresponding pledged assets.  The Debentures under the Senior Secured Credit Facility allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock and the conversion option price in effect is $0.7458.  On October 9, 2024, the Company entered into that certain Letter Agreement to modify the terms of the Debentures with JGB, subject to obtaining shareholder approval, Company will be able to reset the Conversion Price  currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset. The reset Conversion Price shall in no event be greater than the Conversion Price in effect.

Additionally, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB elected the monthly redemption feature and the Company repaid 421k in cash during the three month period ended September 30, 2024. If the redemption feature is elected, as of September 30, 2024, contractual maturities under the Senior Secured Credit Facility for the remainder of 2024 are $632, for 2025 are $3,579, and for 2026 are $4,110.

Outstanding Warrants

As of November 10, 2024, we had the following warrants outstanding:

	# of warrants outstanding	Issue date exercise price	Current exercise price (1)	Expiration date
July 2022 RDO warrants	4,067	$492.00	$492.00	July 25, 2027
Senior Secured Credit Facility - JGB	20,645	$306.000	$205.248	September 3, 2028
July 19, 2023 RDO warrants	28,125	$38.7200	$0.0504	July 20, 2028
October 2023 CMPO warrants	12,500	$8.4000	$0.0504	October 19, 2028
2023 Inducement warrants	2,500	$3.4400	$0.0504	February 15, 2029
April 2024 RDO	15,300	$2.1400	$0.0504	June 28, 2029
August 2024 Reg A+ warrants (3)	2,596,000	$1.0000	$0.0504 (4)	(2)
September 2024 Reg A+ warrants (3)	12,200,000	$1.0000	$0.0504 (4)	(2)
September 2024 RDO warrants (3)	10,307,016	$1.0000	$0.0504 (4)	(2)
September 2024 RDO PA warrants (3)	309,211	$1.2500	$0.0504 (4)	(2)
September 2024 Inducement warrants (3)	10,158,490	$1.0000	$0.0504 (4)	(2)
September 2024 Inducement PA warrants (3)	304,754	$1.2500	$0.0504 (4)	(2)
October 2024 RDO warrants (3)	28,533,332	$1.0000	$0.0504 (4)	(2)
October 2024 RDO PA warrants (3)	856,000	$1.2500	$0.0504 (4)	(2)
Omnia Pre-Funded	1,150,000	$0.00001	$0.00001	Not applicable
Omnia warrants	460,000	$2.14	$2.14	May 1, 2029
October 2024 PIPE Prefunded Warrants (3)	28,354,914	$0.00001	$0.00001	Not applicable
October 2024 PIPE Warrants (3)	42,532,372	$1.00	$1.00	(2)
October 2024 PIPE PA Warrants (3)	2,268,393	$1.25	$1.25	(2)
	140,113,619
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.
(2 Expiration date is 5-years following shareholder approval date.

(3) The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, subject to stockholder approval, the warrants will contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants.

(4) Reflects the exercise price assuming stockholder approval is obtained.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As previously disclosed, on July 16, 2024, we received a deficiency letter from the Nasdaq Listing Qualifications Department indicating that for the last 30 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2).  Under Nasdaq Listing Rule 5810(c)(3)(A), if during the 180 calendar days following the date of the notification, or prior to January 13, 2025, the closing bid price of our stock is at or above $1.00 for a minimum of 10 consecutive business days, we will regain compliance with the Minimum Bid Price Requirement. If the Company does not regain compliance with Rule 5550(a)(2) by January 13, 2025, the Company may be afforded a second 180 calendar day period to regain compliance.

If we fail to evidence compliance with Nasdaq listing rules, we will be delisted and we could face significant adverse consequences.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2024, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 12, 2024	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: November 12, 2024	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)