Form 10-K
period 2024-12-31
22nd Century Group, Inc.
filed 2025-03-20
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2024

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

(336) 940-3769

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

The aggregate market value of the registrant’s common stock as of June 30, 2024, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $6.9 million based upon the closing price reported for such date on the Nasdaq Capital Market. On March 17, 2025, the registrant had 2,369,552 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following summary of risks related to our business:

●	We have a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future and there is substantial doubt regarding our ability to continue as a going concern.
●	Our competitors generally have greater financial resources and name recognition than we do, and they may therefore develop products or other technologies similar or superior to ours or otherwise compete more successfully than we do.
●	Our research and development process may not develop marketable products, which would result in the loss of our investment into such processes.
●	We may be unsuccessful at commercializing our Reduced Nicotine Content (RNC) tobacco and the RNC cigarette brand, VLN®, using the reduced exposure claims authorized by the Food and Drug Administration (FDA).
●	The manufacturing of tobacco products subjects us to significant governmental regulation and the failure to comply with such regulations could have a material adverse effect on our business and subject us to substantial fines or other regulatory actions.
●	We may become subject to litigation related to cigarette smoking which could severely impair our results of operations and liquidity.
●	The loss of a significant customer for whom we manufacture tobacco products could have an adverse impact on our results of operation.
●	Tobacco is an agricultural product and is subject to conditions that may affect the annual harvest which would limit our ability to sell our products.
●	Product liability claims, product recalls, or other claims could cause us to incur losses or damage our reputation.
●	The FDA could force the removal of our products from the U.S. market.
●	The States or NAAG may not approve our products in certain states which could have an adverse impact on our results of operations.
●	Certain of our proprietary rights have expired or may expire or may not otherwise adequately protect our intellectual property.
●	We license certain patent rights from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects could be harmed.

●	The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them could result in business disruption, litigation and regulatory action, and loss of revenue, assets, or personal or confidential data (cybersecurity).
●	We may be unable to remain listed on the NASDAQ stock market.
●	Our stock price may be highly volatile and could decline in value.
●	We are a named defendant in certain litigation matters; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.
●	Future sales of our common stock will result in dilution to our common stockholders.
●	We do not expect to declare any dividends on our common stock in the foreseeable future.

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

PART I

Item 1.Business.

Overview

22nd Century Group is a tobacco products company that enables cigarette smokers to take control of their consumption of nicotine, the addictive drug in cigarettes. We manufacture and distribute the only combustible tobacco products containing minimally or non-addictive levels of nicotine that are authorized by the US Food and Drug Administration (FDA) for retail purchase. We also provide turnkey contract manufacturing of cigarettes and filtered cigars for other established tobacco brands.

We created our flagship product, the VLN® cigarette, to give traditional cigarette smokers an authentic and familiar alternative that helps them decide their consumption of nicotine. VLN® cigarettes have 95% less nicotine than the traditional cigarette and have been proven to greatly reduce nicotine consumption. Instead of offering new ways of delivering the nicotine drug to addicted smokers, we offer smokers the option to make their own informed and more productive choices, including the choice to avoid addictive levels of nicotine altogether and help adult smokers smoke less.

Nicotine Harm Reduction

Since the US Surgeon General first warned of the dangers of cigarette smoking in 1964, the debate over tobacco health harm has been largely dominated by two powerful voices: Big Tobacco and the US Government. After decades of litigation, lobbying and lawmaking, the major tobacco producers still decide the nicotine levels contained in the tobacco products consumed by smokers. In addition, despite prominent and omnipresent government warnings that “Nicotine is an Addictive Chemical,” sales of tobacco products containing addictive levels of nicotine continue unabated, including even delivery of smoke-free nicotine in pure form.

22nd Century believes it is time for the individual tobacco user to decide for themselves how much nicotine they choose to consume. If a consumer chooses to smoke tobacco without nicotine addiction, we offer that alternative.

Transition to Growth

We received Modified Risk Tobacco Product (MRTP) granted orders from the FDA for marketing and sale of our revolutionary RNC cigarettes in December 2021, the first and only such orders ever awarded for a combusted tobacco product. The authorized products are based on our proprietary RNC tobacco blends made possible by comprehensive and patented technologies that regulate nicotine biosynthesis activities in the tobacco plant, resulting in full flavor and high yield with 95% less nicotine.

We designed a pilot program to study retailer and consumer reaction to the RNC concept and our VLN® cigarettes in selected retail outlets during 2022. We commissioned a comprehensive market study to evaluate the results, including participants’ smoking behaviors and history, awareness and purchase of VLN® cigarettes, attitudes and perceptions, and responses to messaging. The program was expanded in 2023, progressing state by state and region by region to a store footprint spanning more than 5,000 stores in 26 states.

Based on extensive consumer feedback and point-of-sale data, we made significant enhancements to nearly every aspect of the consumer and retailer VLN® experience, including improved and revitalized branding, packaging, and messaging. As we enter 2025, we have implemented a marketing approach that leverages our numerous contract manufacturing relationships together with cross branding strategies for integrative volume growth and enhanced retail access. We forecast entering national distribution in 2025, with an eye eventually toward more than 270,000 domestic tobacco retail outlets and a substantial share of the estimated $12 billion non-Tier 1 US tobacco market.

A New and Disruptive Category

Our VLN® cigarettes are currently available in a large number of top reatilers in US markets and present a groundbreaking alternative with 95% less nicotine content than conventional cigarettes. Maintaining a familiar combustible product format, VLN® products replicate the conventional cigarette smoking experience, encompassing sensory and experiential elements such as taste, scent, smell, and the familiar “hand-to-mouth” behavior.

Our approach is not to continue making and selling VLN® cigarettes as a novel idea, but to build an entire Reduced Nicotine Content Category of products, including tiers of proprietary and partner or “flanker” brands that we manufacture and distribute. We expect this “House of Brands” to drive retail shelf visibility, consumer recognition, and overall volume expansion. At the same time, we are leveraging our CMO relationships for cross-sale of brand families to increase distribution and points-of-sale for each of us.

As a category, we expect RNC tobacco to be no less disruptive than the zero- and low-proof spirits segment, which has gone from a dubious notion to a multi-billion-dollar market in only a few years. Rather than attempting to compete against traditional adult beverages, the low-proof spirits category breaks the paradigm by offering individuals the option to participate in a personal routine or social ritual without the alcohol intake, either on occasion or as a lifestyle commitment, for whatever reasons they choose. Moreover, this choice is provided at an above-premium price point with high margin delivery.

Instead of an all-or-nothing proposition – either quit smoking or remain forever addicted to nicotine – the VLN® message is that tobacco users have the option to “Take Control” of their nicotine consumption. As the only manufacturer in the US that makes and sells full-flavored cigarettes with minimally or non-addictive levels of nicotine, we are uniquely positioned to fulfill this choice.

Manufacturing

We lease a 60,000 square foot manufacturing facility in Mocksville, North Carolina capable of producing more than 45 million cartons of combusted tobacco products annually with additional space for expansion. Our factory is operated by NASCO Products, LLC, a federally licensed tobacco product manufacturer and our wholly owned subsidiary. The cigarette and filtered cigar manufacturing equipment we own is high speed and automated, allowing for minimal direct labor costs. Our manufacturing operations are vertically integrated, allowing us to control production priorities and maintain the required high quality of our products, including our MRTP-designated VLN® cigarettes.

Through the acquisition of NASCO and our North Carolina factory in 2014, we qualified as a subsequent participating manufacturer under the Master Settlement Agreement (MSA), an accord reached in 1998 between the State Attorneys General of 46 states, five U.S. territories, the District of Columbia and the four largest tobacco companies in the United States concerning the advertising, marketing and promotion of tobacco products. As a subsequent participating manufacturer (SPM) under the MSA, we are released from claims by the Settling States for smoking-related health costs and contribute actively toward the goal of reducing cigarette smoking among youth and raising public awareness about smoking and the tobacco industry, while adhering to higher standard in all aspects of marketing and sales.

We began producing our proprietary RNC cigarettes in 2015, including our SPECTRUM® variable nicotine research cigarettes provided for independent clinical studies largely funded by the National Institute on Drug Abuse (NIDA) and the FDA. Low nicotine SPECTRUM® cigarettes also served as the basis for our Premarket Tobacco Product Application (PMTA) to the FDA in 2018 to enable commercialization as a new tobacco product. In 2022, our factory began production of VLN® Gold King and VLN® Menthol King cigarettes following their authorization by the FDA as Modified Risk tobacco products.

We also operate as a turnkey contract manufacturing facility for many partnership brands both domestically and internationally. With high-speed manufacturing capabilities, we continue to attract additional contract manufacturing business, including third-party filtered cigar brands and MSA-compliant cigarette brands, to absorb our manufacturing overhead and help keep our unit cost profile low.

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

In 2023, we leased additional warehouse space in Winston-Salem, North Carolina. This bonded and temperature conditioned space further supports growth of our VLN® branded products and provides additional distribution opportunities for customers.

Sales, Distribution, and Growth

Our pilot VLN® cigarette retail programs during 2022-23 proved the viability and potential of RNC tobacco products, and the appeal to consumers of having a choice in their nicotine consumption. The motivation to provide tobacco users with lower nicotine options has only increased with the FDA’s recent January 2025 Notice of Proposed Rulemaking that would mandate substantially reduced nicotine content in all combusted tobacco products sold in the US.

Our sales and distribution strategy will be executed with a disciplined route-to-market plan allowing maximum impact for retail development and account depth. We expect our initial focus to be in the convenience store segment, which accounts for the overwhelming share of tobacco revenue, with other channels to follow. We plan to employ consistent marketing collateral combined with a comprehensive digital market campaign, targeting adult smokers to drive point purchase direction with connectivity through age-gated social media platforms and an interactive website for adult smokers. All of this is supported by recently redesigned VLN® packaging with a vibrant, modern look to drive an emotional consumer connection with adult smokers.

With the VLN® concept validated, our unswerving focus now is upon rate-of-sale of our exclusively positioned products and profitable growth. We will build our singular House of Brands by strategic increments, with time-to-market and profitability as our measures of success. Our goal is to release what we see as the enormous untapped value of a disruptive product alternative capable of fulfilling unmet demand within a nearly $12 billion market segment.

In addition to continued focus on VLN® and the Low Nicotine Category, we have renewed our focus on utilizing our tobacco assets and expertise to attract additional tobacco business to help fund our portfolio growth. In addition to existing business relationships with multiple tobacco products companies, we will continue to expand the number of brands and products in our contract manufacturing operations (CMO) portfolio.

Research & Development (R&D) & Intellectual Property (IP)

Since our inception, most of our research and development (R&D) efforts have been outsourced to highly qualified groups in their respective fields. Since 1998, we have had multiple R&D agreements with North Carolina State University (NCSU) and others resulting in exclusive worldwide licenses to various patented technologies. We have utilized the same model employed by many public-sector research organizations, in which we obtain an exclusive option or license agreement to any invention arising out of our funded research. In each case, we fund and control all patent filings as the exclusive licensee. This model of contracting with public-sector researchers has enabled us to control R&D costs while achieving our desired results, including obtaining exclusive intellectual property rights relating to our outsourced R&D.

Pre-Commercialization R&D

Founded as a biotechnology research company, our activities were initially centered on continued development of genetic transformation options for control of nicotine levels in the tobacco plant. In addition to the breakthrough genome modification techniques licensed from NCSU in 1998, we independently invented or obtained exclusive licenses to ways of further affecting the nicotine biosynthetic pathway, including regulation of additional enzymes and transcription factors. These discoveries were instrumental in our formulation of experimental variable-nicotine tobacco products, millions of which were manufactured and furnished for independent clinical trials funded NIDA and the National Cancer Institute (NCI). The results of those trials showed that having a reduced nicotine cigarette option available could substantially affect behaviors and choices among smokers, which charted our course going forward.

In 2014, we entered into sponsored research and license agreements with NCSU for exclusive worldwide rights to bioengineering technologies for achieving low nicotine content in tobacco without having the plant strains regulated as genetically modified organisms (“GMOs”). We subsequently entered into a separate license agreement with the University of Kentucky to license other next-generation very low nicotine content non-GMO tobacco plant lines. In addition, we began assembling studies and data in support of a Premarket Tobacco Product Application (PMTA), a submission authorized under the 2009 Tobacco Control Act, for potential commercialization of consumer tobacco products based on our proprietary low nicotine tobacco. The PMTA for marketing of our SPECTRUM® cigarettes was submitted to the FDA on December 4, 2018.

Beginning in 2018, we also began to extend our R&D activities into the field of hemp (i.e., cannabis). We increased staff at our Rockville, Maryland laboratory facility for this purpose and entered into sponsored and collaborative research agreements with several institutions and consultants for bioengineering of the hemp plant. In 2022, 22nd Century acquired GVB Biopharma, an industrial scale processor of hemp-based derivatives for commercial applications, which itself was engaged in research and development related to its products and processes. In December 2023, the Company divested its GVB subsidiary, terminated all hemp-related research, distribution and consulting agreements, and ceased all R&D activities related to hemp. For more information regarding the GVB divestiture, please refer to Note 2, “Discontinued Operations and Divestiture,” in the Notes to Consolidated Financial Statements, which can be found in Item 15 of this report.

In February 2024, we relocated our laboratory activities from Rockville, Maryland to our Mocksville, NC manufacturing facility in order to reduce fixed costs and take advantage of proximity to the factory and NCSU.

Our R&D Today

We received a marketing order from the FDA on December 17, 2019, authorizing commercialization of our RNC cigarettes. Shortly after, based on further studies and data provided, we received FDA granting orders authorizing our marketing of VLN® cigarettes as Modified Risk Tobacco Products. Since the launch of our VLN® cigarette pilot program in 2022, our research and development activity has been devoted to supporting further VLN® product development and improvements, regulatory compliance, and expanding the RNC portfolio of products.

We continue to pursue improvements in our ability to control nicotine biosynthesis in tobacco, including gene editing techniques that provide for greater crop yields and disease resistance. Our original GMO tobacco strains have been replaced with fully non-GMO engineered low nicotine varieties, which expands accessibility to international markets where GMO agricultural products are disfavored or banned. We have successfully applied our non-GMO bioengineering techniques to increasingly diverse tobacco lines, including bright, burley, and oriental tobaccos. We expect to develop new versions of our RNC cigarettes utilizing these cutting-edge technologies for future commercialization in the U.S. and globally, including the coveted “American blend” of cigarettes in low nicotine form featuring a mix of bright, burley, and oriental proprietary RNC tobacco varieties.

Intellectual Property

Our intellectual property enables us to alter the level of nicotine and other nicotinic alkaloids in tobacco plants through genetic engineering and modern plant breeding. The basic techniques include, but are not limited to, those that are used in the production of genetically modified and gene-edited varieties of other crops, which are also known as “biotech crops.”

We have extensive patent protection and exclusive rights in the US and internationally covering tobacco plants with altered nicotine content produced by modifying the expression of genes that control important steps in the biosynthesis of nicotine in the tobacco plant. The terms of certain patents filed in the 2000s will expire between 2026 and 2029, but those of others will extend into the next decade and beyond. Patent applications currently pending claim substantially improved quality and yield in genetically modified low nicotine varieties, and ways of achieving organically even further reductions in levels of nicotine and those of nicotine nitrosamines upon tobacco combustion, which are among the most carcinogenic and dangerous byproducts of cigarette smoking.

In addition to our patents, patent applications, and exclusive patent license rights, we own valuable trade secrets related to the growth, harvesting, curing and use of our proprietary tobacco plants and the manufacture of our tobacco products. We also own various registered trademarks in the United States and around the world.

Government Regulation

Tobacco Master Settlement Agreement

The Master Settlement Agreement (MSA) is an accord reached in November 1998 between the State Attorneys General of 46 states, five U.S. territories, the District of Columbia and the four largest tobacco companies in the United States concerning the advertising, marketing and promotion of tobacco products. The MSA also set standards for, and imposes restrictions on, the sale and marketing of cigarettes by participating cigarette manufacturers. On August 29, 2014, we entered into an Amended Adherence Agreement with the 46 Settling States under the MSA pursuant to which the Company was approved to acquire NASCO Products, LLC, a federally licensed tobacco product manufacturer and subsequent participating manufacturer under the MSA. On that same date, we closed the NASCO Acquisition and became an SPM under the MSA.

The National Association of Attorneys General (NAAG) coordinates with Settling States through its Center for Tobacco and Public Health to preserve and enforce the monetary and public health mandates of the MSA, including monitoring the compliance of tobacco companies with its terms. As a participating manufacturer under the MSA, we are released from claims by the Settling States for smoking-related health costs and contribute actively toward the goal of reducing cigarette smoking among youth and raising public awareness about smoking and the tobacco industry.

FDA Regulation of Tobacco Products

The Family Smoking Prevention and Tobacco Control Act of 2009 (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products in the United States. Among its authorities, the FDA requires that manufacturers of tobacco products first introduced or modified after February 15, 2007, undergo premarket review and obtain premarket authorization prior to commercialization, and to comply with post-authorization monitoring and reporting requirements. The Tobacco Control Act granted FDA the authority to require the reduction of nicotine to any level other than zero or require reduction of other compouns in tobacco and cigarette smoke. The FDA has further authority to restrict marketing and advertising, impose regulations on packaging, mandate warnings and disclosure of flavors or other ingredients, prohibit the sale of tobacco products with certain flavors or other characteristics, limit or prohibit the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packaging sizes, and seek to hold retailers and distributors responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.

The Tobacco Control Act requires manufacturers of tobacco products to, among, other things, provide FDA with a list of ingredients added to tobacco products in the manufacturing process and register any establishment engaged in the manufacture, preparation, or processing of a tobacco product. The manufacture of products is subject to strict quality control, testing and record-keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. The FDA has several investigatory and enforcement tools available, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. All tobacco products we make and sell in the US are subject to FDA jurisdiction.

Premarket Tobacco Product Application (PMTA)

Under the 2009 Tobacco Control Act, a PMTA must be submitted to the FDA for any new tobacco product seeking a marketing order to enable commercialization of the product in the United States. For FDA to grant such an order, the PMTA must enable the FDA to determine, among other things, that permitting the marketing of the proposed new tobacco product would be appropriate for the protection of the public health (APPH), and that the product manufacturing, processing, and labeling of the product otherwise conform to the requirements of the Food, Drug and Cosmetics Act.

A marketing order may include restrictions on the sale and distribution of the product, including restrictions on the access to, and the advertising and promotion of, the tobacco product, and requirements for record-keeping and post market reporting. Holders of authorized PMTAs are required to submit detailed periodic and annual reports to the FDA within specified timelines, and are further required to submit reports for serious and unexpected adverse events associated with the product. Once granted, the FDA may suspend or withdraw any marketing order on various grounds, such as a determination that the continued marketing of the tobacco product is no longer appropriate for the protection of public health, or where the PMTA holder has failed to comply with applicable post-market requirements.

We submitted a PMTA to the FDA on December 5, 2018, for proposed marketing of our proprietary RNC cigarettes, and, on December 17, 2019, the FDA issued a marketing order authorizing commercialization. Any new tobacco products we wish to commercialize in the US that are not substantially equivalent to products already authorized or exempt from premarket review will require new PMTA authorization. Determination by the FDA of whether to accept the application may take several months. While the FDA endeavors to complete its review of a PMTA within 180 days of acceptance, the FDA’s review period may take significantly longer.

Modified Risk Tobacco Products (MRTP)

The 2009 Tobacco Control Act grants the FDA authority to regulate the labeling and marketing of so-called Modified Risk Tobacco Products (MRTP), which include, among other things, tobacco products that may reduce harm or the risk of tobacco-related disease or reduce or eliminate exposure to a substance. Before an MRTP can be introduced or delivered into interstate commerce in the United States, the FDA must issue a either a “risk modification order” or “exposure modification order” pursuant to the Tobacco Control Act. An order permitting the sale of an MRTP, if granted by the FDA, enables the applicant to utilize certain claims with respect to a single, specific product, not an entire class of tobacco products.

To obtain a risk modification order, an applicant must demonstrate that the product will significantly reduce harm and the risk of tobacco-related disease to individual tobacco users and benefit the health of the population as a whole, taking into account both users of tobacco products and persons who do not currently use tobacco products. The FDA must also find that the applicant has demonstrated that the magnitude of overall reductions in exposure to the substance specified in the application is substantial and that the product as used exposes consumers overall to lower levels of harmful substances.

On May 13, 2019, we submitted to the FDA an MRTP application, seeking FDA authorization to market our reduced nicotine combustible cigarettes with reduced exposure claims. In the application, we requested authorization from the FDA to market our reduced nicotine tobacco cigarettes with certain product labeling claims under the brand name of VLN®. On December 23, 2021, we secured the first ever MRTP designation for a combustible cigarette for VLN® King and VLN® Menthol King 95% reduced nicotine content cigarettes. The FDA authorized the marketing of VLN® with the following reduced exposure claims: “95% less nicotine”, “Helps reduce your nicotine consumption”, and “Greatly reduces your nicotine consumption,”. The FDA also required that any use of these claims be accompanied by the statement that the product “Helps You Smoke Less,” which we consider an evidence-based claim supporting our products. In issuing its granting orders for our VLN® products, the FDA observed that “the data on these products show they can help addicted adult smokers transition away from highly addictive combusted cigarettes.”

Proposed Mandate Limiting Nicotine Content in Cigarettes

On July 28, 2017, the FDA issued an advanced notice of proposed rulemaking (ANPRM) announcing its intention to institute a rule requiring that all combustible cigarettes sold in the United States contain only minimally or non-addictive levels of nicotine, as part pf the FDA’s Comprehensive Plan for Tobacco and Nicotine Regulation. 22nd Century submitted public comments endorsing the proposed rule with citations to clinical studies on the health benefits of RNC tobacco products in curbing nicotine consumption and tobacco-related harms. We submitted further data in support of the technical feasibility of the rule and recommended that the mandated minimally or non-addictive level of nicotine be set at no more than 0.7 milligrams per gram (mg/g) of tobacco dry weight, which the World Health Organization (WHO) identified as the potential threshold to make cigarettes minimally or non-addictive.

On January 15, 2025, the FDA issued a notice of proposed rulemaking (NPRM) that would establish a maximum nicotine level of 0.7 mg/g in cigarettes and certain other combusted tobacco products. According to the FDA, the proposed product standard would limit the addictiveness of the most toxic and widely used tobacco products, which would have significant public health benefits for all age groups. The FDA referenced abundant scientific evidence and clinical studies in support of the proposal, including many furnished by 22nd Century, and noted the current commercial availability of low nicotine content cigarettes such as those currently produced by 22nd Century. The period for public comment on the proposed rule closes on September 15, 2025. We intend to submit comments and to be prominent and active in support of the proposed rule.

Proposed Regulation of Menthol Cigarettes

In April 2022, the FDA announced proposed product standards to prohibit menthol as a characterizing flavor in cigarettes) and prohibit all characterizing flavors (other than tobacco) in cigars. This product standard, if enacted, would prohibit menthol as a characterizing flavor in cigarettes. In January 2024, the FDA formally withdrew its plans to prohibit menthol as a characterizing flavor in cigarettes and prohibit all characterizing flavors (other than tobacco) in cigars. Although some activity has occurred on state and local levels with respect to scrutiny of menthol and flavored tobacco products, the FDA proposal remains unresolved. For example, states like California introduced their own menthol and flavor bans.

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

Lastly, in addition, any new products introduced by us are subject to a comprehensive environmental assessment by an independent third-party expert, including an assessment of how such products may create environmental risks. For our PMTA product, the FDA prepared a programmatic environmental assessment (PEA), based on our submitted data in accordance with the Council on Environmental Quality's regulations (40 CFR 1500-1508) implementing the National Environmental Policy Act (NEPA) and FDA’s NEPA regulations (21 CFR 25.40). The PEA concluded that the marketing orders would have no significant impact and that environmental impact statements would not be required.

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

Competition

Although our products are not approved as smoking cessation aids, we believe that our RNC tobacco cigarettes may compete with FDA-approved smoking cessation aids. In the market for FDA-approved smoking cessation aids, principal competitors would include Pfizer Inc., GlaxoSmithKline plc, Perrigo Company plc, Novartis International AG, and Niconovum AB, a subsidiary of Reynolds American Inc. The industry consists of major domestic and international companies, most of which have existing relationships in the markets into which we plan to sell, as well as financial, technical, marketing, sales, manufacturing, scaling capacity, distribution and other resources, and name recognition substantially greater than ours. We are also aware that several domestic and international cigarette companies and other research groups are working to research and grow reduced nicotine tobacco and have filed patent applications.

Cigarette and filtered cigar companies compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, innovation, packaging, service, marketing, advertising, retail shelf space, and price. Cigarette sales can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-price products or innovative products, higher taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate or market tobacco products. Domestic cigarette competitors included Philip Morris USA Inc., Reynolds American Inc., ITG Brands, and Vector Group Ltd. International competitors included Philip Morris International Inc., British American Tobacco, JT International SA, Imperial Brands plc, and regional and local tobacco companies; and in some instances, government-owned tobacco enterprises such as the China National Tobacco Corporation.

Human Capital Resources

As of December 31, 2024, we had 56 employees. All employees are located in the United States. Our human capital resource objectives are designed to attract, and retain, highly motivated and well-qualified employees. We believe that we offer a competitive compensation package and have also worked diligently to provide a flexible and safe work environment.

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

We are a Nevada corporation, and our corporate headquarters is located at 321 Farmington Road, Mocksville, North Carolina 27028. Our telephone number is (336) 940-3769. Our internet address is www.xxiicentury.com. All of our filings with the Securities and Exchange Commission, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K can be accessed free of charge through our website promptly after filing; however, in the event that the website is inaccessible, we will provide paper copies of our most recent Annual Report on Form 10-K, the most recent Quarterly Report on Form 10-Q, Current Reports filed or furnished on Form 8-K, and all related amendments, excluding exhibits, free of charge upon request. These filings are also accessible on the SEC’s website at www.sec.gov. We do not incorporate the information on our website into this Annual Report on Form 10-K and our web site address is included as an inactive textual reference only.

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

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business, which casts substantial doubt regarding our ability to continue as a going concern. As of March 17, 2025, we had cash and cash equivalents of approximately $1.7 million and outstanding indebtedness under the Convertible Senior Secured Credit Facility of $4.6 million.

Doubts about our ability to continue as a going concern have and could continue to negatively impact our relationships with our commercial partners and our employees.

We need additional funding to execute our business plan and to continue operations and service our outstanding obligations. We continue to seek and evaluate opportunities to raise additional funds through the issuance of our securities, asset sales, and through arrangements with strategic partners. If capital is not available to us when, and in the amounts needed, we could be required to liquidate our inventory and assets, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that we will be able to raise the capital we need to continue our operations. Without additional capital, we will be unable to continue our operations in the future.

We may be unable to comply with the covenants in our convertible senior secured debentures.

We have $4.6 million in outstanding convertible senior secured debentures as of March 17, 2025, that contain customary representations, warranties and covenants including among other things and subject to certain exceptions, covenants that restrict us from incurring additional indebtedness, creating or permitting liens on assets, making or holding any investments, repaying outstanding indebtedness, paying dividends or distributions and entering into transactions with affiliates. We are also required to maintain certain quarterly revenue targets.

As a result of these covenants, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional financing as needed, may be restricted. Furthermore, our failure to comply with the covenants could result in a default under such agreements, which could permit the debt holders to accelerate our obligation to repay the debt. Although we have in the past received a waiver with respect to our compliance with such covenants, there is no assurance that we will be able to secure a similar waiver for the failure to comply with any future covenants. If any of our debt is accelerated, we likely would not have sufficient funds available to repay it. Substantially all of our assets, including intellectual property, are collateralized under the debentures. If such debt is accelerated, we could be required to liquidate our inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings.

Additionally, the senior secured debentures may be converted into shares of the Company’s common. If the senior secured debentures are converted into common stock in whole or in part, the existing stockholders could incur significant dilution in their relative percentage ownership. The prospect of this possible dilution may also negatively impact the price of our common stock.

Our competitors generally have greater financial resources and name recognition than we do, and they may therefore develop products or other technologies similar or superior to ours, or otherwise compete more successfully than we do.

We are competing with large tobacco companies and large pharmaceutical companies that have greater resources than us. The tobacco industry consists of major domestic and international companies, most of which have existing commercial relationships, as well as financial, technical, research and development, marketing, sales, manufacturing, scaling capacity, distribution, lobbying and other resources and name recognition substantially greater than ours. In addition, we expect new competitors will enter the markets for similar or novel tobacco products in the future and the nature and extent of this market entrance cannot be quantified at this time.

Potential customers and other business partners may choose to do business with more established competitors because of their perception that our competitors are more stable, can scale operations more quickly, have greater manufacturing capacity, have robust marketing and sale programs and lend greater credibility to governmental regulators and others. In addition, large companies have the ability to provide entry-level pricing for premium products in order make us less competitive. If we are unable to compete successfully against larger companies with more financial resources and name recognition, our business and prospects would be materially adversely affected.

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

While the FDA issued an exposure modification order in connection with our MRTPA and we have been commercializing our VLN® cigarettes in select markets across the United States, there are no guarantees regarding the commercial viability of our RNC tobacco cigarettes. To date, we have only commercialized the cigarettes on a limited basis. We have obtained an exposure modification order for our VLN® cigarettes, which enables us to make certain claims regarding the reduction of nicotine within these products. Specifically, we are permitted to market the products with the claims “95% less nicotine,” “helps reduce your nicotine consumption,” and “greatly reduces your nicotine consumption,” and we are required to use the claim “helps you smoke less” in connection with the other authorized claims; we may not market our VLN® cigarettes for claims that have not been authorized pursuant to an FDA order. Although we believe these claims have the potential to increase our product sales, these products may never achieve consumer acceptance at levels that make the product commercially viable for profitable sales. In addition, the process of commercializing such product and creating consumer awareness could take longer and cost more than we expect.

In addition, even if we believe that certain legislative or regulatory changes may increase product demand, such as the proposals that FDA has historically made with respect to requiring minimally or non-addictive levels of nicotine in all cigarettes sold in the U.S., there can be no assurance that such regulations, if implemented, would increase or create demand for our RNC cigarettes.

The commercial success of our RNC tobacco cigarettes will depend on a number of factors, including, but not limited to our ability to:

●	achieve, maintain and grow market identify of, acceptance of, and demand for, such products;
●	successfully create consumer awareness of such products;
●	achieve the necessary rate of sale to keep products within distribution at retail;
●	market the product with the phrase “Helps You Smoke Less” and any other required warnings or statements;
●	maintain, manage or scale the necessary sales, marketing, manufacturing and other capabilities and infrastructure that are required to successfully commercialize such products;
●	grow or otherwise maintain an adequate supply of RNC tobacco;
●	maintain and extend intellectual property protection for such products;
●	comply with applicable legal and regulatory requirements, including FDA and MSA regulations or requirements with respect to product advertising and our obligations in connection with our PMTAs and MRTPs;
●	competitively price our products;
●	compete with other similar products or new technologies (if any);
●	obtain cost-effective distribution outlets; and

●	effectively sell our products into established markets where there is substantial market dominance by large tobacco enterprises.

If we are unsuccessful in commercializing our RNC tobacco cigarettes, our financial results, business and future prospects would be materially adversely effected.

We may be unable to renew our MRTP Application for our VLN® cigarettes.

The FDA has broad authority over the regulation of tobacco products. The FDA could, among other things, force us to remove from the U.S. market our RNC tobacco cigarettes even after the FDA authorization on December 17, 2019 of our PMTA for us to market our RNC tobacco cigarettes, or the authorization of our MRTP application on December 23, 2021, to enable us to use certain modified exposure claims with respect to our VLN® cigarettes. In addition, the exposure modification order that enables us to market our VLN® cigarettes as MRTPs was granted for a period of five years, which is the maximum duration for a marketing granted order for such products under the Family Smoking Prevention & Tobacco Control Act (PUBLIC LAW 111–31—JUNE 22, 2009). Consequently, we will need to reapply to the FDA under a new MRTP application to extend the FDA’s exposure modification order beyond December 23, 2026. The MRTP authorization process is a complex, substantial and lengthy regulatory undertaking. The FDA may or may not grant continued authorization of these product claims, including based on FDA's assessment of whether the product application(s) satisfy the statutory requirements for such an order, and whether we have adequately complied with the conditions imposed on us in connection with the FDA’s exposure modification order, such as requirements relating to recordkeeping, reporting and post-market studies. Any action by the FDA to remove our products from the U.S. market, including the termination or non-renewal of the exposure modification orders for our VLN® cigarettes would have a material adverse impact on our business.

We have limited experience marketing and selling Modified Exposure Cigarettes and our working capital and inventory estimates based on demand expectations may be incorrect, which could harm our operating results and financial condition.

We have limited experience in introducing a new low nicotine category for selling our VLN® cigarettes pursuant to an exposure modification order. As we work to commercialize one or more of our products for sale, including our VLN® cigarettes, we base our working capital and inventory decisions on management’s estimates of future demand. If demand for such potential new products does not increase as quickly as we have estimated, our inventory costs, demands on working capital, expenses could increase, and our business and operating results could suffer. Alternatively, if we experience sales that exceed our estimates, our working capital and inventory needs may be higher than those currently anticipated. Since our RNC tobacco is not widely available and must be grown specifically for our potential products, any shortage in such tobacco could prevent us from increasing sales to meet demand and any surplus could result in inventory obsolescence and become a total loss. Our inability to correctly estimate demand for future products could negatively harm our operating results and financial condition.

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

The Tobacco Control Act requires manufacturers of tobacco products to, among other things, provide the FDA with a list of ingredients added to tobacco products in the manufacturing process and register any establishment engaged in the manufacture, preparation, or processing of a tobacco product. The manufacture of products is subject to strict quality control, testing and record-keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. The Tobacco Control Act also authorizes the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice (CGMP), also known as tobacco product manufacturing practices (TPMP). On March 8, 2023, the FDA issued a proposed rule to promulgate such TRMP regulations. The proposed rule, if finalized, would establish requirements for manufacturers of finished and bulk tobacco products on the methods used in, and the facilities and controls used for, the manufacture, pre-production design validation, packing, and storage of tobacco product.

We cannot guarantee that our current manufacturing facility or any other manufacturing will successfully complete FDA and/or similar inspections, or that future TPMP regulations will not also negatively affect the cost or sustainability of our manufacturing facility. Our failure to comply with applicable manufacturing regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of marketing orders, seizures or recalls, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our financial position. In addition, we and our customers for whom we manufacture tobacco products also face significant governmental regulation, including efforts aimed at reducing the incidence of tobacco use. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. Actions by the FDA and other foreign, federal, state or local governments or agencies may impact the adult tobacco consumer acceptability of or access to tobacco products (for example, through product standards proposed by the FDA for nicotine and flavors including menthol), delay or prevent the launch of new or modified tobacco products or products with reduced exposure claims, require the recall or other removal of tobacco products from the marketplace, impose additional manufacturing, labeling or packing requirements, interrupt manufacturing or otherwise significantly increase the cost of doing business. Any one or more of these actions may have a material adverse impact on us or the business of our customers for whom we make tobacco products, which could have a negative impact on our results of operations.

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

We depend on a small number of independent tobacco farmers to grow our specialty proprietary tobaccos with specific nicotine contents for our products. As with other agricultural commodities, the price of tobacco leaf can be influenced by imbalances in supply and demand, and crop quality can be influenced by variations in weather patterns, diseases, and pests. This risk is greater for us, as there would be no alternative supply of RNC tobacco in the event that one of our growers experiences a material adverse event, such as a natural disaster, with respect to a particular RNC tobacco crop or the quantity or quality was not as we anticipated, and we would not be able to supply leaf for our VLN® cigarettes.

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

We may distribute and sell our products outside of the U.S., which subjects us to other regulatory risks.

We may seek governmental authorizations required to market our RNC tobacco cigarettes and our other products in other countries. Marketing of our products is not permitted in certain countries until we have obtained required authorizations or exemptions in these individual countries. The regulatory review process varies from country to country, and authorization by foreign governmental authorities is unpredictable, uncertain, and generally expensive. Our ability to market our potential products could be substantially limited due to delays in receipt of, or failure to receive, the necessary authorizations or exemptions. We anticipate commencing the applications required in some or all of these countries in the future. Failure to obtain necessary regulatory authorizations or exemptions could impair our ability to generate revenue from international sources.

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

Risks Related to Intellectual Property

We may be unable to adequately protect our intellectual property, products and potential products, and if we cannot obtain adequate protection of our intellectual property.

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

Patent positions can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Accordingly, we cannot predict the breadth of claims that may be allowed or that the scope of these patent rights could provide a sufficient degree of future protection that could permit us to gain or keep our competitive advantage with respect to these products and technology. Additionally, companies like ours are often dependent on creating a pipeline of products. We may not be able to develop additional potential products or proprietary technologies that produce commercially viable products or that are themselves patentable.

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

Recently, the Company received deficiency letters from the Nasdaq Listing Qualifications Department notifying the Company not been in compliance with certain Nasdaq trading rules. Although such deficiencies have been addressed and remedied, there can be no assurance of our ability to comply with such rules in the future.

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

We are named defendant in certain litigation matters; if we are unable to resolve these matters favorably, then our business, operating results and financial condition may be adversely affected.

We are currently involved in certain litigation matters. See "Item 3 – Legal Proceedings" included in this Annual Report on Form 10-K. We cannot at this time predict the outcome of these matters or any future litigations matters (whether related or unrelated) or reasonably determine the probability of a material adverse result or reasonably estimate range of potential exposure, if any, that these matters or any future matters might have on us, our business, our financial condition or our results of operations, although such effects, including the cost to defend, any judgements or indemnification obligations, among others, could be materially adverse to us. In addition, in the future, we may need to record litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could divert our management’s attention and other resources away from our business.

Future sales of our common stock will result in dilution to our common stockholders.

Sales of a substantial number of shares of our common stock in the public market may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, as of March 17, 2025, we have outstanding 24,391,163 warrants to purchase an equal number of shares of common stock and $4.6 million in convertible promissory notes (convertible into 754,554 shares). If any of the holders of outstanding warrants or notes exercise or convert them, as applicable, our common stockholders will incur dilution in their relative percentage ownership. The prospect of this possible dilution may also impact the price of our common stock.

We have a significant number of outstanding warrants with anti-dilution price protection.

We have approximately 24,387,570 outstanding warrants with anti-dilution price protection. The exercise price on these warrants will have the exercise price reduced in the event of any future offerings of securities at a lower price than the current exercise price (subject to limited exceptions) of $4.3021. Such warrants may deter future investors and can result in further dilution to our investors.

We do not expect to declare any dividends on our common stock in the foreseeable future.

We have not paid cash dividends to date on our common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our business, reduce our outstanding debt obligations, and we do not anticipate paying any cash dividends on our common stock for the foreseeable future. Additionally, the terms of any future debt facilities may preclude us from paying dividends on the common stock. As a result, capital appreciation, if any, of our common stock could be the sole source of gain for the foreseeable future.

Our common stock may become the target of a “short squeeze.”

In recent years, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of common stock and buy-and-hold decisions of longer investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in those companies and in the market and have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the shares to avoid even greater losses. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those shares have abated. We may be a target of a short squeeze, and investors may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Item 2.Properties.

As of December 31, 2024, we operated four tobacco facilities located in Mocksville, North Carolina and surrounding areas. These locations are comprised of one leased manufacturing facility (which is also our principal executive office and headquarters) and three leased inventory storage facilities. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current and growing levels of demand. We continuously review our anticipated requirements for facilities and, on the basis of that review, may from time to time acquire additional facilities, expand or dispose of existing facilities.

Item 3.Legal Proceedings.

See Note 11 - Commitments and Contingencies – Litigation - to our consolidated financial statements included in this Annual Report for information concerning our on-going litigation. In addition to the lawsuits described in Note 11 to our consolidated financial statements, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described in Note 11 to our consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4.Mine Safety Disclosures.

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market under the symbol “XXII.” As of March 17, 2025, there were approximately 136 holders of record of our common stock based on the records of our transfer agent. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our common stock than record holders.

Dividend Policy

We have not previously and do not plan to declare or pay any dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation, debt reduction and expansion of our business. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Shares authorized for issuance under equity compensation plans

The following table summarizes the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the amended and restated 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”) and our prior 2014 Equity Incentive Plan, the weighted-average exercise price of such stock options, and the number of securities available to be issued under the Plan as of December 31, 2024:

Number of securities
remaining available for
	Number of securities to		issuance under equity
	be issued upon exercise	Weighted average	compensation plans
	of outstanding options,	exercise price of	(excluding securities
	and restricted stock units	outstanding options	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	5,336,670
Equity compensation plans not approved by security holders	—	N/A	—
Total	—	—	5,336,670	(1)
(1)	Consists of shares available for award under the Plan.

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

On December 17, 2024, we implemented a 1-for-135 reverse stock split, on March 28, 2024, we implemented a 1-for-16 reverse stock split, and on July 5, 2023, we implemented a 1-for-15 reverse stock split of our common stock. All historical share and per-share amounts reflected throughout this section have been adjusted to reflect the reverse stock splits. The par value per share of our common stock was not affected.

($ in thousands, except per share data or unless otherwise specified)

Executive Overview

●	On December 23, 2021, the FDA issued modified risk orders for our reduced nicotine cigarettes, VLN® King and VLN® Menthol King, authorizing the Company to market VLN® cigarettes with the claim, “95% less nicotine”, to clarify the purpose of the brand, the FDA also required the use of the claim, “Helps You Smoke Less.”
●	Subsequently commenced pilot market sales of VLN® King and VLN® Menthol King 95% reduced nicotine content cigarettes in Chicago during the first quarter of 2022, then expanded sales and distribution channels from 2022 - 2024 to more than 5,100 stores across 26 states.
●	Executed on restructuring plans that commenced in the fourth quarter of 2023 for a turnaround in the business, including cost reductions and efforts to reposition the company’s business to focus on its VLN assets and CMO business, inclusive of:

o	In December 2023, the Company completed the sale of substantially all of the GVB hemp/cannabis business (referred to as the “GVB Divestiture”) to Specialty Acquisition Corporation, exiting the hemp/cannabis market and focusing fully on the Company’s tobacco operations.
o	Decreased consolidated liabilities from December 31, 2023 to December 31,2024 by $18,251 through payment, equity exchange and other means, including $8,124 reduction in long-term debt.

Tobacco Business Highlights

●	Poised to benefit from the January 2025 proposed FDA rule mandating reduced nicotine content in all combustible cigarette products, if advanced. The Company has the only FDA-authorized combustible cigarette able to meet the proposed stringent reduced nicotine content product standard.
●	Continued agreements with national-scale C-store distribution partners to support state-wide or multi-state availability of VLN® at hundreds of stores within our target markets.
●	Announced plans for new VLN product branding and marketing initiatives designed to drive greater customer engagement, as well as the development of partner VLN brands to be sold alongside proprietary VLN products.
●	Announced the first VLN partner brand with Smoker Friendly, to begin shipments in the second quarter 2025.
●	Restructured contract manufacturing business operations to deliver improved efficiency and exited or renegotiated underpriced contracts in favor of improved customer agreements.
●	Signed a new license and manufacturing agreement with Smoker Friendly, one of the largest independent cigarette retailers in the United States, covering 11 brands currently sold in the Smoker Friendly network of retail stores and dealers in the U.S., plus another eight new premium brands to be launched and establishing a framework for other planned future products to be added.
●	Expanded the Pinnacle private label brand to add distribution of cigarillo products to its existing Pinnacle cigarette products currently sold as a private label brand in a top-5 U.S. gas station convenience store chain.
●	Executed two significant new export customer contracts to drive additional revenue and improve our margin profile, including an expected substantial increase in our overall CMO production unit volumes. Those contracts and production setup commenced in April 2024, with initial shipments during the fourth quarter.

Financial Overview – Fourth Quarter and Full Year 2024 Results

●	Net revenues for the fourth quarter of 2024 were $4,020, a decrease of 45.4% from $7,357 in 2023, primarily driven by a decrease in volumes of filtered cigars.
o	Fourth quarter 2024 cartons sold of 338 compared to 823 in the comparable prior year period.
●	Net revenues for the full year 2024 were $24,382, a decrease of 24.3% from $32,204 in 2023.
●	Gross profit (loss) for the fourth quarter of 2024 was a loss of $1,254 compared to loss of $7,829 in the prior year period.
●	Gross profit (loss) for the full year 2024 was a loss of $2,400, compared to a loss of $8,696 in 2023.
●	Total operating expenses for the fourth quarter 2024 decreased 56% to $2,837 compared to $6,403 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $2,471, driven primarily by a decrease in strategic consulting, insurance expenses, and other public company expenses due to our cost savings initiatives.
o	Research and development expenses decreased to $219, driven by a decrease in contract and IP related costs.
o	Other operating expense, net was $147 compared to $1,905 in the prior year period, primarily reflecting restructuring costs of $1,871, including impairment and legal charges that occurred in 2023.

●	Operating loss for the fourth quarter 2024 was $4,091, compared to a loss of $14,232 in the prior year period. Operating loss for the full year 2024 was $13,950, compared to a loss of $44,931 in the prior year.
●	Net loss in the fourth quarter of 2024 was $4,246 representing a net loss per share of $10.59 compared with net loss in the fourth quarter of 2023 of $22,068, representing a net loss per share of $1,413.40. Net loss for the full year 2024 was $15,495, representing a net loss per share of $105.85 compared with net loss for the full year 2023 of $54,686, representing a net loss per share of $5,776.63.
●	As of December 31, 2024, we had $4,422 in cash and cash equivalents.

Our Financial Results

The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 15 of this report, for the periods presented (dollars in thousands, except per share amounts):

	Year Ended
	December 31	December 31	Change
	2024	2023	$	%
Revenues, net	$24,382	$32,204	(7,822)	(24.3)
Cost of goods sold	14,278	24,891	(10,613)	(42.6)
Excise taxes and fees on products	12,504	16,009	(3,505)	(21.9)
Gross (loss) profit	(2,400)	(8,696)	6,296	(72.4)
Gross (loss) profit as a % of revenues, net	(9.8)%	(27.0)%
Operating expenses:
Sales, general and administrative ("SG&A")	10,287	31,064	(20,777)	(66.9)
SG&A as a % of revenues, net	42.2%	96.5%
Research and development ("R&D")	1,133	2,644	(1,511)	(57.1)
R&D as a % of revenues, net	4.6%	8.2%
Other operating expense, net ("OOE")	130	2,527	(2,397)	(94.9)
Total operating expenses	11,550	36,235	(24,685)	(68.1)
Operating loss from continuing operations	(13,950)	(44,931)	30,981	(69.0)
Operating loss as a % of revenues, net	(57.2)%	(139.5)%
Other income (expense):
Loss on transfer of promissory note	-	(895)	895	NM
Other income (expense), net	507	334	173	51.8
Interest income, net	72	219	(147)	(67.1)
Interest expense	(2,094)	(9,366)	7,272	(77.6)
Total other income (expense), net	(1,515)	(9,708)	8,193	(84.4)
Loss before income taxes	(15,465)	(54,639)	39,174	(71.7)
Provision for income taxes	30	47	(17)	(36.2)
Net loss from continuing operations	(15,495)	(54,686)	39,191	(71.7)
Net loss as a % of revenues, net	(63.6)%	(169.8)%
Net loss per common share from continuing operations (basic and diluted)	$(105.85)	$(5,776.63)	5,670.78	(98.2)

2024 Compared with 2023

Revenue - Sale of products, net

	Year Ended
	December 31	December 31
	2024	2023
Revenues, net	$24,382	$32,204
Cartons sold	2,125	3,415

Tobacco revenue was $24,382, a decrease of 24.3% from $32,204 in the prior year, primarily driven by a decrease in volumes of filtered cigars and export cigarettes, offset by increases in cigarettes and new sales in 2024 for cigarillos.

Gross (loss) profit

	Year Ended
	December 31	December 31
	2024	2023
Gross (loss) profit	$(2,400)	$(8,696)
Percent of Revenues, net	(9.8)%	(27.0)%

The decrease in gross loss and gross loss as a percent of revenues, net for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by implementation of cost cut initiatives, efficiency, and the shift in product mix offset by lower sales volume. Additionally, the improvement in gross loss and gross loss as a percent of revenues, net is due to the prior year period reserve for excess, obsolete or expired leaf inventory of $7,720 recorded during the fourth quarter of 2023.

Sales, general and administrative expense

Changes From Prior Year
Compensation and benefits (a)	$(8,098)
Sales and marketing (b)	(2,456)
Strategic consulting (b)	(6,569)
Other expenses (c)	(3,654)
Net decrease in SG&A expenses	$(20,777)

(a) Compensation and benefits and equity compensation expense decreased for the year ended December 31, 2024 compared to the prior year due to a reduction of headcount as part of our cost cut initiatives.

(b) Decreases of strategic consulting, sales and marketing and travel and entertainment for the year ended December 31, 2024 compared to the prior year were due to reduced spending as part of our cost cut initiatives.

(c) Other expenses decreased for the year ended December 31, 2024 compared to the prior year ended December 31, 2023 mainly due to decreases in insurance of $1,483, public company expenses of $1,407, legal expenses of $617, travel and entertainment of $615, technology expenses $329 and depreciation expense of $78 which were partially offset by an allocation to our hemp cannabis business that occurred in the prior year.

Research and development expense

Changes From Prior Year
Compensation and benefits (a)	$(475)
Contract, IP and other expenses (b)	(1,036)
Net decrease in R&D expenses	$(1,511)

(a) Decreased compensation and benefits primarily relate to the decrease in headcount in 2024 compared to the prior year.

(b) Contract, IP and other expenses decreased for the year ended December 31, 2024 compared to the prior year primarily due to a decrease in contract costs of $500 and IP related consulting and expenses of $503 due to our cost cutting initiatives.

Other operating expenses (income), net

	Year Ended
	December 31,
	2024	2023
Restructuring costs:
Impairment of intangible assets	$—	$1,375
Impairment of fixed assets	—	56
Professional services	—	763
Severance	—	221
Total Restructuring costs (a)	—	2,415

Acquisition and transaction costs (b)	—	223
Impairment of intangible assets	68	—
Loss (gain) on sale or disposal of property, plant and equipment	62	(111)
Total other operating expense, net	$130	$2,527

(a)	During the second half of 2023, the Company undertook various restructuring activities in an effort to better align its internal organizational structure and costs with its strategy, as well as preserve liquidity. As a result, the Company incurred $2,415 in restructuring costs for the year ended December 31, 2023, which included costs related to employee termination, professional services and consulting, and long-lived asset impairment.

(b)	Acquisition and transaction costs primarily relate to professional fees incurred in connection with potential capital markets transactions in the prior year.

Refer to Note 18, “Other operating expenses (income), net,” of the Notes to Consolidated Financial Statements contained in Item 15 of this report for additional information regarding these charges.

Other income (expense), net

Year Ended
Loss on transfer of promissory note (a)	$895
Other income (expense), net (b)	173
Interest income, net	(147)
Interest expense (c)	7,272
Net decrease in other expense	$8,193

(a)	During 2023 and in connection with the Senior Secured Credit Facility October 2023 Amendment, the Company assigned $3,800 PLSH promissory note less unamortized discount of $305, and corresponding pay down of indebtedness on outstanding principal of $600 and redemption of the related warrant liability of $2,000 resulting in loss on sale of financial asset of $895.

(b)	Other income (expense), net primarily reflects the change in fair value of warrant liability.

(c)	Interest expense decreased for 2024, as compared to the prior year 2023 as a result of ongoing repayment and elimination of debt obligations on our balance sheet. Cash interest decreased $454 and non-cash interest amortization decreased $723 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $82), and additional decreases of $1,113 as a result of change in fair value of conversion option derivative liability and other interest charges of $28. Additionally, these amounts are offset by $5,158 for extinguishment of debt in the prior year period. Additionally, interest expense decreased $278 from the Subordinated Note, which was extinguished prior to maturity in April 2024 and resulted in a loss on extinguishment of $400.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $14,345 for the year ended December 31, 2024 and an accumulated deficit of $393,871 as of December 31, 2024. As of December 31, 2024, we had cash and cash equivalents of $4,422, indebtedness under the Convertible Senior Secured Credit Facility of $7,690 and working capital from continuing operations of $1,790 (compared to working capital deficit from continuing operations of ($6,826) at December 31, 2023). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Consolidated Financial Statements herein are issued.

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

Our cash and cash equivalents, and working capital as of December 31, 2024, and 2023, are set forth below:

	December 31	December 31
	2024	2023
Cash and cash equivalents	$4,422	$2,058
Working capital	$1,790	$(6,826)

Working Capital

As of December 31, 2024, we had working capital, excluding assets and liabilities held for sale, of approximately $1,790 compared to working capital deficit of approximately ($6,826) as of December 31, 2023, an improvement of $8,616. This increase in working capital was primarily due to a decrease in current liabilities of $13,168 offset by a decrease of $4,552 in current assets. Cash and cash equivalents increased by $2,364 and the remaining net current assets decreased by $6,916. As a result of the working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flow

	Year Ended
	December 31,		Change
	2024	2023	$
Cash provided by (used in):
Operating activities	$(14,345)	$(54,987)	40,642
Investing activities	(139)	16,816	(16,955)
Financing activities	16,848	37,209	(20,361)
Net change in cash and cash equivalents	$2,364	$(962)

Net cash used in operating activities

Cash used in operations decreased $40,642 from $54,987 in 2023 to $14,345 in 2024. The primary driver for this decrease was lower consolidated net loss of $125,611 due to our cost savings initiatives implemented in 2024, a decrease of $89,876 related to net adjustments to reconcile net loss to cash primarily due to a loss on disposal of the hemp cannabis business that occurred in the prior year of $58,521, and a decrease in cash used for working capital components related to operations in the amount of $4,907 for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Net cash (used in) provided by investing activities

Cash used in investing activities amounted to $139 in 2024 as compared to cash provided by investing activities of $16,816 in 2023. The decrease in cash provided by investing activities of $16,955 was primarily the result of (i) a decrease in net proceeds from short-term investments of $18,239; (ii) $3,500 of property, plant, and equipment casualty loss insurance proceeds collected in the prior year; (iii) $665 from proceeds from the sale of discontinued operations in the prior year and (iv) a decrease in the proceeds from the sale of property, plant and equipment of $261. These decreased cash inflows were partially offset by a decrease in cash outflows of $5,456 related to the acquisitions of patents, trademarks and property, plant and equipment and (ii) $254 from the acquisition of RXP in the prior year.

Net cash provided by financing activities

During the year ended December 31, 2024, cash provided by financing activities decreased by $20,361, from $37,209 in the prior year, to $16,848, resulting from decreases in (i) net proceeds of $16,048 from issuance of long-term debt, (ii) proceeds of $6,016 from issuance of detachable warrants, (iii) net proceeds of $10,335 from the issuance of common stock (iv) proceeds from issuance of notes payable of $1,104 offset by an increase in net proceeds from warrant exercise of $309. These cash inflows were offset by decreases in cash outflows of note payable payments of $4,035, payments of long-term debt of $8,398, and taxes paid related to net share settlement of RSUs of $419.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments with various institutions, accredited investors, high net worth individuals and creditors.

In January and February 2024, we received net proceeds of $2,245 from the inducement and exercise of 6,081 warrants for shares of common stock and issuance of 12,160 warrants to purchase common stock. In April 2024, we received net proceeds of $3,913 from the issuance of 13,741 shares of common stock, 926 pre-funded warrants and 14,667 warrants to purchase common stock in a registered direct offering. In August and September 2024, we received net proceeds of $5,208 from the issuance of 72,000 shares of common stock pursuant to a Regulation A offering, and in separate private placements, issued 109,600 warrant to purchase common stock. In September 2024 we received net proceeds of $1,054 from the issuance of 38,041 shares of common stock and 76,348 warrants to purchase common stock in a registered direct offering. Also, in September 2024 we received net proceeds of $1,073 from the inducement and exercise of 37,624 warrants for shares of common stock and issuance of 75,248 warrants to purchase common stock. In October 2024 we received net proceeds of $2,002 from the issuance of 105,679 shares of common stock and 211,358 warrants to purchase common stock in a registered direct offering. Also, in October 2024 we received net proceeds of $2,909 from the issuance of 210,036 prefunded warrants to purchase shares of common stock and 315,055 warrants to purchase common stock in a private placement offering.

Convertible Senior Secured Credit Facility

As of December 31, 2024, the remaining principal balance under our Senior Secured Credit Facility is $7,690 of which $1,500 remains current with corresponding non-operating pledged assets.  The Debentures under the Senior Secured Credit Facility allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock and the conversion option price in effect as of January 13, 2025 is $6.04.  The Holders exercised conversion notices in the amount of $3,132 in January 2025 and the Company issued 518,600 shares of common stock. The remaining principal balance of the Debentures is $4,558, as of March 17, 2025 following the conversion of which the Company and Holders have $1,500 of non-operating assets pledged for repayment.

Outstanding Warrants

As of March 17, 2025, we had the following warrants outstanding:

	# of warrants outstanding		Issue date exercise price	Current exercise price (1)		Expiration date
July 2022 RDO warrants	32		$66,420.00	$66,420.00		July 25, 2027
Senior Secured Credit Facility - JGB	154		$41,310.00	$27,708.00		September 3, 2028
July 19, 2023 RDO warrants (3)	209		$5,227.20	$4.3021		July 20, 2028
October 2023 CMPO warrants (3)	93		$1,134.00	$4.3021		October 19, 2028
2023 Inducement warrants (3)	19		$464.40	$4.3021		February 15, 2029
April 2024 RDO Placement Agent warrants (3)	7,611		$361.125	$4.3021		April 8, 2029
September 2024 Reg A+ warrants (3)	2,497,630		$135.00	$4.3021		December 6, 2029
September 2024 RDO warrants (3)	2,341,905		$135.00	$4.3021		December 6, 2029
September 2024 RDO Placement Agent warrants (3)	87,216		$168.75	$4.3021		December 6, 2029
September 2024 Inducement warrants (3)	2,220,465		$135.00	$4.3021		December 6, 2029
September 2024 Inducement Placement Agent warrants (3)	85,960		$168.75	$4.3021		December 6, 2029
Omnia Pre-Funded Warrants	8,519		$0.00001	$0.00001		Not applicable
Omnia warrants	3,408		$361.125	$361.125		May 1, 2029
October 2024 RDO (3)	6,359,501		$135.00	$4.3021		December 6, 2029
October 2024 RDO Placement Agent Warrants (3)	241,445		$168.75	$4.3021		December 6, 2029
October 2024 PIPE Warrants (3)	9,886,421	(4)	$135.00	$4.3021	(4)	(2)
October 2024 PIPE Placement Agent Warrants (3)	659,095	(4)	$168.75	$4.3021	(4)	(2)
	24,399,683
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.
(2) Expiration date is 5-years following shareholder approval date.

(3) The exercise prices of the warrants are subject to appropriate adjustment as a result of anti-dilution or ratchet protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrant contains cashless and/or alternative cashless exercise features.

(4) Reflects the number of warrants and exercise price assuming stockholder approval is obtained.

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

For our indefinite-lived intangible assets, we performed a qualitative evaluation and considered factors such as current and future sales projections, strategic objectives, future market and economic conditions, competition, and federal and state regulations. We determined as of December 1, 2024, it is more likely than not that that the assets are not impaired.

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

For our long-lived assets, we determined that no impairment indicators occurred during 2024.

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

Embedded Derivatives – Conversion Option

Our December Amendment to the Senior Secured Credit Facility contained an embedded derivative conversion option. The Company evaluates each debt agreement to determine whether any embedded features require bifurcation from the debt host in accordance with ASC 815, Derivatives and Hedging ("ASC 815"). If the embedded feature requires bifurcation from its debt host, the Company will account for it as either a derivative liability or as a derivative in equity. The Company uses valuation models to estimate the fair value of the embedded derivatives. For the valuation to record the debt and embedded derivative related to the conversion option at fair value, the Company uses a binomial lattice model at inception and on subsequent valuation dates. This model incorporates inputs such as the stock price of the Company, risk-free interest rate, the effective debt yield and expected volatility. Certain inputs involve unobservable inputs and are classified as level 3 of the fair value hierarchy (see Note 8, Fair Value Measurement to our Consolidated Financial Statements included elsewhere in Item 15 of this Annual Report). The sensitivity of the fair value calculation to these methods, assumptions, and estimates included could create materially different results under different conditions or using different assumptions.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.Other Information.

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. No contracts, instructions or written plans for the sale or purchase of our securities were adopted, terminated or modified by our directors and executive officers during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Information concerning our executive officers, directors and corporate governance is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2025 Annual Meeting of Stockholders.

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

Item 11.Executive Compensation.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2025 Annual Meeting of Stockholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2025 Annual Meeting of Stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2025 Annual Meeting of Stockholders.

Item 14.Principal Accounting Fees and Services.

Information is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2025 Annual Meeting of Stockholders.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 22nd Century Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of 22nd Century Group, Inc.  and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, statements of comprehensive loss, changes in shareholders' equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Debt related accounting and classification.

Critical Audit Matter description

As discussed in Note 12 of the financial statements, during the year ended December 31, 2024, the Company amended their debt via a series of letter agreements/amendments.  For each agreement/amendment, the Company was required to evaluate troubled debt restructuring applicability and debt modification versus extinguishment analysis. None of these agreements/agreements met the criteria to qualify as an extinguishment.  We identified the accounting for the various agreements/amendments as a critical audit matter.  Auditing the accounting for these items was especially challenging due to the inherent complexity of the agreements/amendments. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedure we performed include: Inspecting the underlying agreements/amendments and ensuring appropriate application of the relevant accounting literature to the terms of the amended Debentures.

Subordinated note settlement accounting, classification, and valuation

Critical Audit Matter description

As discussed in Note 12 of the financial statements, during the year ended December 31, 2024, the Company entered into a General Release and Settlement Agreement with Omnia Capital LP (Omnia).  This agreement settled and extinguished all outstanding debt and interest owed to Omnia, via their subordinated note, as well as the put provision on the 2023 Omnia warrants.  In return, Omnia received a combination of shares, pre-funded warrants, warrants, and cash.  The warrants were recorded at fair value on the date of the settlement and are subsequently adjusted to fair value at the end of each reporting period.

We identified the accounting for the settlement as well as the valuations related to the warrants as a critical audit matter. Auditing the accounting for these items was especially challenging due to the inherent complexity of the agreements and the related valuation models. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed include: Inspecting the underlying agreements and ensuring appropriate application of the relevant accounting literature to the terms of the settlement; evaluating the appropriateness of the fair value of the warrants; and utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the fair value determined.

Warrants issued with equity raises and related deemed dividend valuation

Critical Audit Matter description

As discussed in Note 9 of the financial statements, during the year ended December 31, 2024, the Company entered into several warrant and common stock agreements with investors.  Due to anti-dilution and down round provisions with their existing warrants, the agreements triggered these provisions multiple times.  We identified the valuation for these deemed dividends to be a critical audit matter. Auditing these elements required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter was addressed in the Audit

Addressing the matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. The primary procedures we performed include: Inspecting the underlying agreements; evaluating the appropriateness of the fair value calculations of the warrants; and utilizing personnel with specialized skill and knowledge in valuation to assist in assessing the fair value determined.

/s/ Freed Maxick P.C. (F/K/A Freed Maxick CPAs, P.C.)

We have served as the Company’s auditor since 2011.

Buffalo, New York
March 20, 2025

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per-share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,422	$2,058
Accounts receivable, net	1,698	1,671
Inventories	2,015	4,346
Insurance recoveries	768	3,768
GVB promissory note	500	2,000
Prepaid expenses and other current assets	1,068	1,180
Current assets of discontinued operations held for sale	1,051	1,254
Total current assets	11,522	16,277
Property, plant and equipment, net	2,773	3,393
Operating lease right-of-use assets, net	1,639	1,894
Intangible assets, net	5,724	5,924
Other assets	15	15
Total assets	$21,673	$27,503

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Notes and loans payable - current	$254	$543
Current portion of long-term debt	1,500	5,848
Operating lease obligations	261	231
Accounts payable	2,401	4,445
Accrued expenses	1,021	1,322
Accrued litigation	768	3,768
Accrued payroll	318	883
Accrued excise taxes and fees	2,038	2,234
Deferred income	20	726
Other current liabilities	100	1,849
Current liabilities of discontinued operations held for sale	1,281	3,185
Total current liabilities	9,962	25,034
Long-term liabilities:
Operating lease obligations	1,437	1,698
Long-term debt	5,165	8,058
Other long-term liabilities	1,097	1,123
Total liabilities	17,661	35,913
Commitments and contingencies (Note 11)
Shareholders' equity (deficit):
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 250,000,000 shares authorized
Capital stock issued and outstanding:
730,148 common shares (20,313 at December 31, 2023)
Common stock, par value	—	—
Capital in excess of par value	397,883	370,297
Accumulated deficit	(393,871)	(378,707)
Total shareholders' equity (deficit)	4,012	(8,410)
Total liabilities and shareholders’ equity (deficit)	$21,673	$27,503

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (amounts in thousands, except per-share data)

	Year Ended
	December 31,
	2024	2023
Revenues, net	$24,382	$32,204
Cost of goods sold	14,278	24,891
Excise taxes and fees on products	12,504	16,009
Gross (loss) profit	(2,400)	(8,696)
Operating expenses:
Sales, general and administrative	10,287	31,064
Research and development	1,133	2,644
Other operating expense, net	130	2,527
Total operating expenses	11,550	36,235
Operating loss from continuing operations	(13,950)	(44,931)
Other income (expense):
Other income (expense), net	507	334
Loss on transfer of promissory note	—	(895)
Interest income, net	72	219
Interest expense	(2,094)	(9,366)
Total other income (expense), net	(1,515)	(9,708)
Loss from continuing operations before income taxes	(15,465)	(54,639)
Provision for income taxes	30	47
Net loss from continuing operations	$(15,495)	$(54,686)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	$331	$(85,634)
Provision for income taxes	—	455
Net income (loss) from discontinued operations	$331	$(86,089)

Net loss	$(15,164)	$(140,775)
Deemed dividends	(10,303)	(9,992)
Net loss available to common shareholders	$(25,467)	$(150,767)

Basic loss per share:
Basic loss per common share from continuing operations	$(105.85)	$(5,776.63)
Basic income (loss) per common share from discontinued operations	$2.26	$(9,093.89)
Basic loss per common share from deemed dividends	$(70.38)	$(1,055.47)
Basic loss per common share	$(173.97)	$(15,925.99)

Diluted loss per share:
Diluted loss per common share from continuing operations	$(105.85)	$(5,776.63)
Diluted income (loss) per common share from discontinued operations	$0.24	$(9,093.89)
Diluted loss per common share from deemed dividends	$(70.38)	$(1,055.47)
Diluted loss per common share	$(175.99)	$(15,925.99)

Weighted average shares outstanding:
Basic	146,392	9,467
Diluted	1,389,983	9,467

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(amounts in thousands)

	Year Ended
	December 31,
	2024	2023
Net loss	$(15,164)	$(140,775)
Other comprehensive income:
Unrealized gain on short-term investment securities	—	71
Foreign currency translation	—	(1)
Reclassification of realized losses to net loss	—	41
Other comprehensive income	—	111
Comprehensive loss	$(15,164)	$(140,664)

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(amounts in thousands, except share amounts)

	Years Ended December 31, 2024 and 2023
	Common	Par Value	Capital in	Other
	Shares	of Common	Excess of	Comprehensive	Accumulated	Shareholders'
	Outstanding	Shares	Par Value	Income (Loss)	Deficit	Equity
Balance at January 1, 2023	6,389	$—	$333,900	$(111)	$(237,814)	$95,975
Stock issued in connection with RSU vesting, net of shares withheld for taxes	58	—	(419)	—	—	(419)
Stock issued in connection with acquisition	15	—	503	—	—	503
Stock issued in connection with ATM, net of fees of $178	144	—	2,563	—	—	2,563
Stock issued in connection with licensing arrangement	155	—	3,570	—	—	3,570
Stock issued in connection with capital raises, net of issuance costs of $2,279	6,646	—	22,880	—	—	22,880
Stock issued in connection with warrant exercises, net of fees of $292	6,875	—	3,044	—	—	3,044
Equity detachable warrants	—	—	1,577	—	—	1,577
Adoption of ASU 2016-13	—	—	—	—	(118)	(118)
Fractional shares issued for reverse stock split	31	—	—	—	—	—
Equity-based compensation	—	—	2,679	—	—	2,679
Other comprehensive income	—	—	—	111	—	111
Net loss	—	—	—	—	(140,775)	(140,775)
Balance at December 31, 2023	20,313	$—	$370,297	$—	$(378,707)	$(8,410)
Stock issued in connection with RSU vesting, net of 3 shares withheld for taxes	29	—	(1)	—	—	(1)
Stock issued in connection with licensing arrangement	2,679	—	200	—	—	200
Stock issued in connection with warrant exercises, net of fees of $261	362,762	—	3,354	—	—	3,354
Stock issued in connection with Reg A Private Placement, net of issuance costs of $332	72,002	—	5,208	—	—	5,208
Stock issued in connection with capital raises, net of issuance costs of $713	105,502	—	9,879	—	—	9,879
Stock issued upon conversion of Senior Secured Credit Facility	14,928	—	3,084	—	—	3,084
Stock issued in connection with settled indebtedness	15,720	—	1,617	—	—	1,617
Stock issued for extinguishment of Subordinated Note (1)	8,519	—	3,864	—	—	3,864
Reclass of conversion option	—	—	1	—	—	1
Fractional shares issued for reverse stock split	127,694	—	—	—	—	—
Equity-based compensation	—	—	380	—	—	380
Net loss	—	—	—	—	(15,164)	(15,164)
Balance at December 31, 2024	730,148	$—	$397,883	$—	$(393,871)	$4,012

*Giving retroactive effect to the 1-for-15 reverse stock split on July 5, 2023, 1-for-16 reverse stock split on April 2, 2024 and 1-for-135 reverse stock split on December 17, 2024.
(1) Excludes 8,519 of pre-funded warrants

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(15,164)	$(140,775)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of goodwill and long-lived assets	68	3,297
Amortization and depreciation	1,003	3,951
Amortization of right-of-use asset	255	908
Other non-cash gains	(947)	(15)
Provision for credit losses	1	1,024
Loss on sale or disposal of machinery and equipment	127	73
Debt related charges included in interest expense	2,174	8,006
Equity-based compensation	380	2,679
Gain on change of contingent consideration	—	(1,138)
Change in fair value of warrant liabilities	(492)	(364)
Change in fair value of derivative liability	(556)	557
Loss on disposal of discontinued operations	—	58,521
Loss on transfer of promissory note	—	895
Deferred income taxes	8	434
Change in inventory reserves	(4,374)	8,695
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(30)	(18)
Inventories	6,705	(5,925)
Prepaid expenses and other assets	159	451
Accounts payable	(1,169)	4,752
Accrued expenses	(475)	681
Accrued payroll	(565)	(2,153)
Accrued excise taxes and fees	(196)	811
Other liabilities	(1,257)	(334)
Net cash used in operating activities	(14,345)	(54,987)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(20)	(961)
Acquisition of property, plant and equipment	(141)	(4,656)
Proceeds from the sale of property, plant and equipment	22	283
Acquisition, net of cash acquired	—	(254)
Proceeds from sale of discontinued operations	—	665
Property, plant and equipment insurance proceeds	—	3,500
Sales and maturities of short-term investment securities	—	21,714
Purchase of short-term investment securities	—	(3,475)
Net cash (used in) provided by investing activities	(139)	16,816
Cash flows from financing activities:
Payments on notes payable	(1,546)	(5,581)
Proceeds from issuance of notes payable	1,256	2,360
Payments of long-term debt	(1,302)	(9,700)
Proceeds from issuance of long-term debt	—	16,849
Payment of debt issuance costs	—	(801)
Proceeds from issuance of detachable warrants	—	6,016
Net proceeds from warrant exercise	3,354	3,044
Proceeds from issuance of common stock related to the ATM	—	2,741
Payment of common stock issuance costs related to the ATM	—	(178)
Proceeds from issuance of common stock	16,132	25,158
Payment of common stock issuance costs	(1,045)	(2,279)
Taxes paid related to net share settlement of RSUs	(1)	(420)
Net cash provided by financing activities	16,848	37,209
Net increase (decrease) in cash, cash equivalents and restricted cash	2,364	(962)
Cash and cash equivalents - beginning of period	2,058	3,020
Cash and cash equivalents - end of period	$4,422	$2,058

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$722	$1,313
Cash paid during the period for income taxes	$22	$40
Non-cash transactions:
Capital expenditures incurred but not yet paid	$43	$118
Right-of-use assets and corresponding operating lease obligations	$—	$5,166
Deemed dividends	$10,303	$9,992
Stock issued in connection with settled indebtedness	$1,617	$—
Non-cash consideration RXP acquisition	$—	$1,641
Non-cash licensing arrangement	$250	$3,500
Stock issued for extinguishment of Subordinated Note	$3,864	$—
Payment of GVB Promissory Note	$1,500	$2,600
Insurance/litigation gross up	$—	$3,768
Non-cash proceeds from sale of discontinued operations	$—	$2,000
Payment of debt issuance costs	$603	$—
Equity conversion of Senior Secured Credit Facility	$3,084	$—

See accompanying notes to consolidated financial statements.

22nd CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

As a result of the divestiture of GVB and strategic shift away from hemp/cannabis, the Company has realigned its corporate and management reporting structure to focus solely on its tobacco business. As a result, during the fourth quarter of 2023, the Company reorganized its business to become a single reportable segment: tobacco.

The results of operations of the former hemp/cannabis segment are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented and the related assets and liabilities associated with the discontinued operations are classified as held for sale in the Consolidated Balance Sheets as of December 31, 2024 and 2023, respectively. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to 22nd Century’s (parent) centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations and Divestitures.” All results and information in the Consolidated Financial Statements are presented as continuing operations and exclude the former hemp/cannabis segment unless otherwise noted specifically as discontinued operations.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $14,345 and $54,987 for the years ended December 31, 2024 and 2023, respectively, and an accumulated deficit of $393,871 and $378,707 as of December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024, the Company had cash and cash equivalents of $4,422.

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

Reverse Stock Split – In order to regain compliance with Nasdaq's continued listing requirements, the Company effected the following reverse stock splits:

		Round up of
Date	Split	fractional shares
July 5, 2023	1-for-15	31
April 2, 2024	1-for-16	876
December 17, 2024	1-for-135	126,818

All share and per share amounts, and exercise prices of stock options, and warrants in the Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

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

Trade Accounts Receivable and Provision for Current Expected Credit Losses – The Company provides credit, in the normal course of business, to its tobacco customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains a provision for those trade receivables that it does not expect to collect. In accordance with Accounting Standards Codification (“ASC”) Topic 326, the Company accrues its estimated losses from uncollectable accounts receivable to the provision based upon recent historical experience, the length of time the receivable has been outstanding, other specific information as it becomes available, and reasonable and supportable forecasts not already reflected in the historical loss information. Provisions for current expected credit losses are charged to current operating expenses. Actual losses are charged against the provision when incurred. As of December 31, 2024, and 2023, the Company recorded a provision for credit losses of $9 and $8, respectively.

Inventories – Inventories are valued at the lower of historical cost or net realizable value. Cost is determined using an average cost method for tobacco leaf inventory by crop year and raw materials inventory. Standard cost is primarily used for finished goods inventory. Inventories are evaluated to determine whether any amounts are not recoverable based on slow moving or obsolete condition and are written off or reserved as appropriate.

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

Classification	Estimated Useful Lives
Leasehold improvements	shorter of 15 years or lease term
Manufacturing equipment	5 to 15 years
Office furniture, fixtures and equipment	3 to 10 years
Laboratory equipment	5 years

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

A financial asset’s or a financial liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The Company estimates that the carrying amounts reported on the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, contract assets, promissory note receivable, accounts payable and accrued expenses, and notes and loans payable approximate their fair value due to the short-term nature of these items. Note 8 “Fair Value Measurements” contains additional information on assets and liabilities recorded at fair value in the Consolidated Financial Statements.

Warrants - The Company accounts for common stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815) depending on the specific terms of the warrant agreement. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. Changes in subsequent measurement fair value are recorded in Other income (expense), net of the Company’s Consolidated Statements of Operations and Comprehensive Loss. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of Capital in excess of par value at the time of issuance. For additional discussion on warrants, see Note 8 “Fair Value Measurements” and Note 9 “Capital Raises and Warrants for Common Stock”.

Deemed dividends associated with down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to Capital in excess of par value resulting in no change to stockholders’ equity/deficit. See Note 9 “Capital Raises and Warrants for Common Stock.”

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

Embedded Derivatives - The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. With the exception of the bifurcated embedded conversion option as described in Note 12 “Debt”, the embedded derivatives associated with the Company’s Senior Secured Credit Facility and Subordinated Note are not material.

Debt Issuance Costs and Discounts - Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the term of the related debt. Debt issuance costs and discounts related to the Company’s Senior Secured Credit Facility and Subordinated Note are recorded as a reduction of the carrying value of the related debt and are amortized to Interest expense using the effective interest method over the period from the date of issuance to the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt related charges included in interest expense in the Consolidated Statements of Cash Flows. Note 12 “Debt” contains additional information on the Company’s debt issuance costs and discounts.

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

Related Party Transaction - A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company may conduct business with its related parties in the ordinary course of business.

Beginning in the fourth quarter of 2024, the Company recorded $154 of revenue, net and corresponding contract asset with a related party contract manufacturing customer for the sale of private label cigarettes. The customer relationship is conducted at arm’s length.

Revenue Recognition – The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For additional discussion on revenue recognition, refer to Note 16 “Revenue Recognition”.

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

As a result of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets associated with definite lived assets as of December 31, 2024, and December 31, 2023.

The Company’s federal and state tax returns for the years ended December 31, 2021 through December 31, 2023 are currently open to audit under the statutes of limitations. The Company is currently under federal examination for tax year 2021. There are no other pending audits as of December 31, 2024.

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is computed using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed assuming conversion of all potentially dilutive securities, using the treasury-stock method or the if-converted method, as applicable. Potential common shares outstanding are excluded from the computation if their effect is anti-dilutive. Refer to Note 15 “Earnings (Loss) Per Common Share” for additional information.

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

Refer to Note 11 “Commitments and Contingencies”.

Severance charges - From time to time, the Company evaluates its resources and optimizes its business plan to align to changing needs of executing on its strategy. These actions may result in voluntary or involuntary employee termination benefits. Voluntary termination benefits are accrued when an employee accepts the related offer. Involuntary termination benefits are accrued upon the commitment to a termination plan and the benefit arrangement is communicated to affected employees, or when liabilities are determined to be probable and estimable, depending on the existence of a substantive plan for severance or termination. The following table summarizes the change in accrued severance liabilities, presented within Other current liabilities on the Consolidated Balance Sheets:

Balance at January 1, 2023	$634
Accruals	790
Reversal from settlement	(168)
Cash payments	(870)
Balance at January 1, 2024	$386
Accruals	26
Cash payments	(289)
Settlement in common stock	(23)
Balance at December 31, 2024	$100

The following table summarizes the classification of severance charges on the Condensed Consolidated Statements of Operations and Comprehensive Loss:

	Year Ended
	December 31,
	2024	2023
Sales, general, and administrative	$26	$401
Other operating expense (income), net	—	221
Total severance charges	$26	$622

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280)-Improvements to Reportable Segment Disclosures. The ASU enhances disclosure of significant segment expenses by requiring disclosure of significant segment expenses regularly provided to the chief operating decision maker, extend certain annual disclosures to interim periods, and permits more than one measure of segment profit or loss to be reported under certain conditions. The amendments in ASU 2023-07 were adopted by the Company effective January 1, 2024 for the fiscal year-ended December 31, 2024 and interim reports beginning in fiscal year 2025. See Note 17 “Segment and Geographic Information.”

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

On December 22, 2023, the Company and the Buyer entered into an Amendment to Equity Purchase Agreement (the “GVB Amendment”) pursuant to which the Company and the Buyer increased the Purchase Price to $3,100 (the “New Purchase Price”) which consisted of (i) a cash payment of $1,100 to the Company’s senior lender, on behalf of and at the direction of the Company and (ii) a 12% secured promissory note issued by the Buyer to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “GVB Note”). Until repaid to the senior lender, the GVB Note is recorded as a current asset and corresponding amount is pledged as Current portion of long term debt on the Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023.

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

As a result, the operating results of the hemp/cannabis disposal group have been classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented and the assets and liabilities of the hemp/cannabis disposal group have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets at December 31, 2024 and 2023, respectively.

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

As of December 31, 2024 and 2023, all assets and liabilities of the hemp/cannabis disposal group are presented as current in the Consolidated Balance Sheets as management believes the remaining disposal and exit from hemp/cannabis is deemed probable and will occur within one year. The carrying amounts of the hemp/cannabis disposal group assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	December 31,	December 31,
	2024	2023
Prepaid expenses and other current assets	$—	$9
Property, plant and equipment, net	1,051	1,207
Other assets	—	38
Current assets of discontinued operations held for sale	$1,051	$1,254

Notes and loans payable - current	$—	$2
Operating lease obligations	—	1,083
Accounts payable	1,210	2,013
Accrued expenses	71	79
Deferred income	—	8
Current liabilities of discontinued operations held for sale	$1,281	$3,185

Net liabilities	$(230)	$(1,931)

Net income (loss) from discontinued operations for the year ended December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,
	2024	2023
Revenues, net	$—	$42,113
Cost of goods sold	—	49,185
Gross loss	—	(7,072)
Operating expenses:
Sales, general and administrative	(365)	16,540
Research and development	130	3,010
Other operating expense, net	(386)	118
Loss on disposal of discontinued operations	—	58,521
Total operating expenses	(621)	78,189
Operating income (loss) from discontinued operations	621	(85,261)
Other income (expense):
Other income, net	—	65
Interest expense	(290)	(438)
Total other expense	(290)	(373)
Income (loss) from discontinued operations before income taxes	331	(85,634)
Provision (benefit) for income taxes	—	455
Net income (loss) from discontinued operations	$331	$(86,089)

(1)	During the year ended December 31, 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $1,561.
(2)	The Company recorded $25,189 of impairment charges in Other operating expenses, net and recorded $33,360 of Goodwill impairment from discontinued operations during the three months ended September 30, 2023, which were reclassified to Loss on disposal of discontinued operations during the three months ended December 31, 2023.
(3)	The Company allocates interest to discontinued operations if the interest is directly attributable to the discontinued operations or is interest on debt that is required to be repaid as a result of the disposal transaction. Interest expense included in discontinued operations reflects an estimate of interest expense related to the principal balance of debt that is required to be repaid with the proceeds from the sale of the GVB hemp/cannabis business.

The components of discontinued operations “Other operating expenses, net” were as follows:

	Year Ended
	December 31,
	2024	2023
Professional services	$496	$407
Severance	—	13
Gain on change in contingent consideration	—	(1,138)
Needlerock Farms settlement	—	769
Gain on sale or disposal of property, plant and equipment	65	(64)
Gain on release of lease obligations	(947)	—
Acquisition costs	—	131
Other operating expense, net	$(386)	$118

Cash flow information from discontinued operations for years ended December 31, 2024 and 2023 was as follows:

	Year Ended
	December 31,
	2024	2023
Cash used in operating activities	$1,459	$21,281
Cash provided by investing activities	$22	$799

Depreciation and amortization	$-	$2,443
Capital expenditures	$-	$3,752

NOTE 3. – BUSINESS ACQUISITIONS

The following acquisition occurred during the year ended December 31, 2023 and was included in the Company’s former hemp/cannabis reportable segment. Accordingly, the results of operations are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented. See Note 2 “Discontinued Operations and Divestitures” for additional information.

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

Acquisition costs

During the year ended December 31, 2023, direct costs incurred as a result of the acquisition of RXP were $130. Acquisition costs are expensed as incurred and included in Other operating expenses, net in the Consolidated Statements of Operations and Comprehensive Loss.

NOTE 4. – INVENTORIES

Inventories at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$1,616	$3,580
Work in process	0	—
Finished goods	399	766
	$2,015	$4,346

During the fourth quarter of 2023, the Company reserved certain leaf inventory totaling $7,720 resulting from restructuring initiatives implemented. Inventory charges are included within Cost of goods sold on the Company’s Consolidated Statement of Operations and Comprehensive Loss.

NOTE 5. – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Leasehold improvements	$238	$262
Manufacturing equipment	7,114	7,254
Office furniture, fixtures and equipment	—	254
Laboratory equipment	181	—
	7,533	7,770
Less: accumulated depreciation	(4,760)	(4,377)
Property, plant and equipment, net	$2,773	$3,393

Depreciation expense was $585 and $852 for the year ended December 31, 2024 and 2023, respectively.

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

On March 31, 2023, the Company extended the lease terms for its manufacturing facility. As a result of this lease modification, the Company re-measured the lease liability and adjusted the ROU asset on the modification dates, including reassessment of renewal options.

The following table summarizes the Company’s discount rate and remaining lease terms as of December 31, 2024:

Weighted average remaining lease term in years	4.9
Weighted average discount rate	9.0%

Future minimum lease payments as of December 31, 2024 are as follows:

2025	$403
2026	422
2027	430
2028	449
2029	414
Total lease payments	2,118
Less: imputed interest	(420)
Present value of lease liabilities	1,698
Less: current portion of lease liabilities	(261)
Total long-term lease liabilities	$1,437

Operating lease costs for the year ended December 31, 2024 and 2023, were $419 and $475, respectively.

Supplemental cash flow information for leases for fiscal years 2024 and 2023 are comprised of the following:

	December 31,	December 31,
	2024	2023
Cash paid for operating leases	$396	$436
Assets acquired under operating leases	$—	$1,602

NOTE 7. – INTANGIBLE ASSETS, NET

Our intangible assets at December 31, 2024 and 2023 consisted of the following:

	Gross	Accumulated		Net Carrying
December 31, 2024	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,948	$(2,268)	$(68)	$612
License fees	4,415	(1,990)	—	2,425
Total amortizing intangible assets	$7,363	$(4,258)	$(68)	$3,037
Indefinite-lived:
Trademarks				$135
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,687
Total intangible assets, net				$5,724

	Gross	Accumulated		Net Carrying
December 31, 2023	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,913	$(1,622)	$(487)	$804
License fees	4,165	(1,666)	(65)	2,434
Total amortizing intangible assets	$7,078	$(3,288)	$(552)	$3,238
Indefinite-lived:
Trademarks				$134
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,686
Total intangible assets, net				$5,924

Aggregate intangible asset amortization expense comprises of the following:

	Year Ended
	December 31,
	2024	2023
Cost of goods sold	$10	$11
Research and development	408	644
Total amortization expense	$418	$655

During the years ended December 31, 2024 and 2023, the Company incurred impairment charges of $68 and $1,375, respectively, related to write-downs and disposals of patents, licenses and trademarks as a result of a shift in strategy related to the nature and use of the related assets. During 2024, impairment charges related to patents that are no longer being pursued. Impairment charges during the year-ended December 31, 2023 consisted of $552 for patents and trademarks the Company continues to hold but does not align with its current strategy, $772 was related to disposals of patents abandoned from future maintenance and renewal and $51 was related to disposals of trademarks abandoned. The Company also disposed of $1,501 of patents that had a net book value of $0 and no estimated future economic benefit.

The impairment charges are included in Other operating expenses, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Estimated future intangible asset amortization expense based on the carrying value as of December 31, 2024 is as follows:

	2025	2026	2027	2028	2029	Thereafter
Amortization expense	$422	$379	$368	$302	$210	$1,356

NOTE 8. – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The following table presents information about our liabilities measured at fair value at December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 warrants	$—	$—	$1,023	$1,023
Total liabilities	$—	$—	$1,023	$1,023

	Fair Value
	December 31, 2023
	Level 1	Level 2	Level 3	Total
Liabilities
Detachable warrants	$—	$—	$1,350	$1,350
Derivative liability	—	—	557	557
Total liabilities	$—	$—	$1,907	$1,907

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2023	$—
Initial measurement (see Note 1 and 10)	4,214
Fair value measurement adjustment	(364)
JGB redemption of 78 warrants	(2,500)
Fair value measurement at December 31, 2023	$1,350
Settlement and General Release	(1,350)
Initial measurement (Omnia 2024 warrants)	1,515
Fair value measurement adjustment	(492)
Fair value measurement at December 31, 2024	$1,023

The Omnia warrants were measured at December 31, 2024 and 2023 using a Monte Carlo valuation model with the following assumptions:

	December 31,		December 31,
	2024		2023
	Omnia 2024 warrants		Omnia 2023 warrants
Risk-free interest rate per year	4.3%		4.6%
Expected volatility per year	119.0%		90.9%
Expected dividend yield	—%		—%
Contractual expiration	4.3	years	6.6	years
Exercise price	$288.90		$27,708.48
Stock price	$5.31		$410.40

The warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The Omnia 2023 warrants were extinguished and the Omnia 2024 warrants were issued in April 2024. The Omnia 2024 warrants are classified as Other current liabilities on the Consolidated Balance Sheets. See Note 12 – Debt and Note 9 – Capital Raises and Warrants for Common Stock for further details.

Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company’s derivative liability accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2024	$557
Fair value measurement adjustment	(557)
Fair value measurement at December 31, 2024	$-

The derivative liability related to the debentures and embedded conversion option using was measured at December 31, 2023 using a binomial lattice valuation model and contained the following assumptions:

	December 31,
	2023
Stock price volatility	104.1%
Expected term	2.2	years
Stock price	$410.40
Risk-free interest rate	4.3%
Credit rating	CCC
Market yield (credit risk)	13.8%

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the years ended December 31, 2024 and 2023, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis, other than as described in Note 2 “Discontinued Operations and Divestitures”.

NOTE 9. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following table summarizes the Company’s warrant activity:

Warrants outstanding at January 1, 2023	527
Issued	30,106
Exercised	(8,372)
Abandoned	(151)
Warrants outstanding at December 31, 2023	22,110
Issued	26,066,746
Exercised	(333,575)
Abandoned	(21)
Warrants outstanding at December 31, 2024	25,755,260

The following tables summarizes the Company’s outstanding warrants as of December 31, 2024:

	# of warrants outstanding		Issue date exercise price	Current exercise price (1)		Expiration date
July 2022 RDO warrants	32		$66,420.000	$66,420.00		July 25, 2027
Senior Secured Credit Facility - JGB	154		$41,310.000	$27,708.000		September 3, 2028
July 19, 2023 RDO warrants (3)	209		$5,227.200	$4.3021		July 20, 2028
October 2023 CMPO warrants (3)	93		$1,134.000	$4.3021		October 19, 2028
2023 Inducement warrants (3)	19		$464.400	$4.3021		February 15, 2029
April 2024 RDO Placement Agent warrants (3)	7,611		$361.1250	$4.3021		April 8, 2029
August 2024 Reg A+ warrants (3)	603,426		$135.000	$4.3021		December 6, 2029
September 2024 Reg A+ warrants (3)	2,835,824		$135.000	$4.3021		December 6, 2029
September 2024 RDO warrants (3)	2,376,057		$135.000	$4.3021		December 6, 2029
September 2024 RDO Placement Agent warrants (3)	89,843		$168.750	$4.3021		December 6, 2029
September 2024 Inducement warrants (3)	2,361,286		$135.000	$4.3021		December 6, 2029
September 2024 Inducement Placement Agent warrants (3)	88,548		$168.750	$4.3021		December 6, 2029
Omnia Pre-Funded Warrants	8,519		$0.00001	$0.00001		Not applicable
Omnia warrants	3,408		$361.125	$361.1250		May 1, 2029
October 2024 RDO (3)	6,585,999		$135.000	$4.3021		December 6, 2029
October 2024 RDO Placement Agent Warrants (3)	248,716		$168.750	$4.3021		December 6, 2029
October 2024 PIPE Warrants (3)	9,886,421	(4)	$135.000	$4.3021	(4)	(2)
October 2024 PIPE Placement Agent Warrants (3)	659,095	(4)	$168.750	$4.3021	(4)	(2)
	25,755,260
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.
(2) Expiration date is 5-years following shareholder approval date.

(3) The exercise prices of the warrants are subject to appropriate adjustment as a result of anti-dilution or ratchet protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrant contains cashless and/or alternative cashless exercise features.

(4) Reflects the number of warrants and exercise price assuming stockholder approval is obtained.

The incremental value of modifications to warrants as a result of down-round ratchet provisions in outstanding warrants from the issuance of equity in a subsequent financing is determined based on Monte-Carlo and Black Scholes valuation models. Amounts recorded as Deemed dividends in determining Net loss available to common shareholders in the Statement of Operations and Comprehensive Loss are as follows:

	Year Ended
	December 31,
	2024	2023
Total deemed dividends	$10,303	$9,992

June 19, 2023 Registered Direct Offering

On June 19, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of approximately $5,300 of shares and warrants, consisting of an aggregate of 346 shares of common stock and 346 warrants to purchase an equal number of shares, at a purchase price of $15,228 per unit.  The net proceeds to the Company from the offering were approximately $4,800.

July 6, 2023 Registered Direct Offering.

On July 6, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $3,000 of shares and warrants, consisting of an aggregate of 360 shares of common stock and 721 warrants to purchase an equal number of shares, at a purchase price of $8,208 per unit.

July 19, 2023 Registered Direct Offering.

On July 19, 2023, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of approximately $11,700 of shares and warrants, consisting of an aggregate of 2,025 shares of common stock and 4,050 warrants to purchase an equal number of shares, at a purchase price of $5,767.20 per unit.

October 2023- Public Equity Offering

On October 17, 2023, the Company entered into a securities purchase agreement with certain investors, pursuant to which the Company agreed to sell and issue, in a registered public offering, (i) an aggregate of 3,519 shares of the Company’s common stock, par value $0.00001 per share, (ii) warrants to purchase 9,259 shares of common stock (the “October Warrants”) and (iii) pre-funded warrants to purchase 1,111 shares of common stock. The shares were offered at a combined public offering price of $1,134 per share and two accompanying warrants. The pre-funded warrants were offered at a combined public offering price of $1,133.78 per pre-funded warrant and two accompanying warrants.

In addition, the Company issued the placement agent warrants to purchase up to 463 shares of common stock (equal to 10% of the aggregate number of shares and pre-funded warrants sold in the offering) at an exercise price of $1,417.50, which represents 125% of the public offering price per share and accompanying warrants.

The offering closed on October 19, 2023 with gross proceeds to the Company of approximately $5,250, before deducting the placement agent fees of $367 and other offering expenses payable by the Company of approximately $288.

November 2023 Warrant Inducement Offering

On November 28, 2023, the Company commenced a warrant inducement offering with the holders of the Company’s outstanding 14,713 warrants consisting of: (i) the common stock purchase warrants of the Company issued on or about June 22, 2023; (ii) the common stock purchase warrants of the Company issued on or about July 10, 2023; (iii) the common stock purchase warrants of the Company issued on or about July 21, 2023; and/or (iv) the common stock purchase warrants of the Company issued on or about October 19, 2023 (collectively, the “Existing Warrants”), which Existing Warrants were exercisable for an equal number of shares of common stock at an exercise price of $1,134. The Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 200% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants during the inducement period, for cash, at a reduced exercise price equal to the Nasdaq Minimum Price (as defined in the as defined in Nasdaq Listing Rule 5635(d)).

For the period from November 28, 2023 to December 31, 2023, the Company entered into warrant inducement agreements with certain holders of the Existing Warrants to purchase an aggregate of 7,184 shares of common stock at a reduced exercise price of $464.10 Pursuant to the warrant inducement agreements, the exercising holders of the Existing Warrants received 14,368 Inducement Warrants and the Company received aggregate gross proceeds of approximately $3,336 from the exercise of the Existing Warrants before deducting the placement agent fees of $234 and other offering expenses payable by the Company of approximately $58.

For the remaining inducement period from January 1, 2024 to February 15, 2024, the Company entered into warrant inducement agreements with certain holders of the Existing Warrants to purchase an aggregate of 6,081 shares of common stock at a reduced weighted average exercise price of approximately $398.30. Pursuant to the warrant inducement agreements, the exercising holders of the Existing Warrants received 12,160 Inducement Warrants and the Company received aggregate gross proceeds of approximately $2,421 from the exercise of the Existing Warrants

April 2024 Registered Direct Offering

On April 8, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock (or pre-funded warrants in lieu of common stock) pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $4,237 of shares and warrants, consisting of an aggregate of 13,741 shares of common stock, pre-funded warrants to purchase 926 shares of common stock and warrants to purchase 14,667 shares of common stock, at a purchase price of $288.90 per share and accompanying warrant. The Company also issued an aggregate of 880 placement agent warrants.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s estimated offering expenses, were approximately $3,913.

September 2024 Registered Direct Offering

On September 27, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock of the Company pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $1,175 of shares and warrants, consisting of an aggregate of 38,041 shares of Common Stock and warrants to purchase 76,348 shares of common stock, at a purchase price of $30.78 per share and accompanying warrant. The Company also issued an aggregate of 2,290 placement agent warrants.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s offering expenses were $1,054.

2024 Warrant Inducement

On September 29, 2024, the Company commenced a warrant inducement offering with the holders of outstanding warrants to purchase 37,624 shares of common stock, consisting of: (i) common stock purchase warrants to purchase 24,043 shares of common stock issued on or about November 29, 2023, and (ii) common stock purchase warrants to purchase 13,596 shares of common stock issued on or about April 9, 2024 ((i) and (ii) collectively, the “2024 Existing Warrants”), which are exercisable for an equal number of shares of common stock at an exercise price of $30.78. The net proceeds to the Company from the 2024 Warrant Inducement, after deducting placement agent fees and the Company’s offering expenses were $1,073. In connection with the 2024 Warrant Inducement, the Company issued 75,248 new warrants. The Company also issued an aggregate of 2,257 placement agent warrants.

October 2024 Registered Direct Offering

On October 11, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock of the Company pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $2,140 of shares and warrants, consisting of an aggregate of 105,679 shares of common stock and warrants to purchase 211,358 shares of common stock, at a purchase price of $20.25 per share and accompanying warrant. The Company also issued an aggregate of 6,341 placement agent warrants.

The net proceeds to the Company from the Offering, after deducting the placement agent fees and the Company’s offering expenses were $2,002.

October 2024 PIPE Offering

On October 23, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of prefunded warrants to purchase shares of common stock of the Company and warrants to purchase shares of Common Stock pursuant to a private placement. The investors purchased approximately $3,039 of prefunded warrants and warrants, consisting of prefunded warrants to purchase an aggregate of 210,036 shares of common stock and warrants to purchase an aggregate of 315,055 shares of Common Stock, at a purchase price of $14.47 per prefunded warrant and accompanying warrant. The prefunded warrants are immediately exercisable upon issuance. The Company also issued an aggregate of 16,803 placement agent warrants.

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

Other Equity Financings

Pursuant to a Regulation A offering of Form 1-A, the Company entered into subscription agreements with certain accredited investors and high net worth individuals, pursuant to which the Company issued and sold to the investors 72,000 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $76.95 per share for net proceeds to the Company of $5,208, net of offering costs of $332.

The shares that were offered and sold above or at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on August 2, 2024 and qualified on August 13, 2024.

Private Placement of Warrants

During the third quarter of 2024, the Company and certain investors entered into warrant purchase agreements related to the private placement of 109,600 warrants to purchase an equal number of shares of common stock at a purchase price of $0.00001 per warrant.

Other Agreements

During the second quarter of 2024, the Company settled an aggregate of $1,192 of outstanding indebtedness under various commercial agreements for an aggregate of 5,192 shares of common stock at an effective average price per share of $288.90.

During the third quarter of 2024, the Company settled an aggregate of $525 of outstanding indebtedness under various commercial and licensing agreements for an aggregate of 13,116 shares of common stock at an effective average price per share of $40.03.

March 2023 JGB Warrants

In connection with the sale of the Debentures as described in Note 12 “Debt”, the Company issued the JGB Warrants to purchase up to 155 shares of common stock for an exercise price of $41,310 per share. The JGB warrants initial fair value of $4,475 net of issuance costs of $139 (see Note 8 “Fair Value Measurements”), of which half of the warrants met the criteria for liability classification due to a contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $32,400. Accordingly, at issuance half of the warrants with the put provision were classified as Other long-term liabilities on the Consolidated Balance Sheets in the amount of $2,898 whereas the remainder of the warrants without the put provision are equity classified and recorded as a component of Capital in excess of par value in the amount of $1,577. The valuation assumptions of the warrants at issuance, as detailed below, are the same for all warrants except for the put provision which derives a greater fair value.

As a result of the June 19, 2023 offering, the exercise price of the Company’s outstanding JGB warrants to purchase up to 155 shares of the Company’s common stock was automatically adjusted to be $27,708 exercise price for up to 230 shares of common stock. As a result of the anti-dilution provision being triggered, the Company recognized a non-cash deemed dividend of $367 in connection with these adjustments, recorded on the Consolidated Statement of Operations and Comprehensive Loss and within Capital in excess of par value (as the Company has an accumulated deficit and therefore the deemed dividend is treated as paid out of Capital in excess of par value). There are no further anti-dilution adjustments on such warrants.

In connection with the Senior Secured Credit Facility Amendment and Waiver, the Company redeemed 78 of such warrants for an aggregate put price equal to $2,500.  See Note 12 “Debt.”

The JGB detachable warrants were valued at the closing dates of the Senior Secured Credit Facility using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.2%
Expected volatility per year	88.1%
Expected dividend yield	—%
Contractual expiration	5.5	years
Exercise price	$41,310.00
Stock price	$29,484.00

March 2023 Omnia Warrants

In connection with the Subordinated Note as described in Note 12 “Debt”, the Company issued to Omnia, the Omnia Warrants to purchase up to 21 shares of the Company’s common stock (the “Omnia 2023 Warrants”). The Omnia 2023 Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $27,708 per share. The Omnia warrants initial fair value was $1,316 (see Note 8 “Fair Value Measurements”), and met the criteria for liability classification due to contingent put option which allows the holder to require that the Company redeem the warrants in cash for a purchase price equal to $64,800. The Omnia 2023 Warrants are classified as Other long-term liabilities on the Consolidated Balance Sheets.

The detachable Omnia 2023 Warrants were valued at the closing dates of the Subordinated Note using a Monte Carlo valuation model with the following assumptions:

Risk-free interest rate per year	4.1%
Expected volatility per year	83.8%
Expected dividend yield	—%
Contractual expiration	7.5	years
Exercise price	$27,708.48
Stock price	$29,484.00

ATM Offering

On March 31, 2023, the Company established an at-the-market common equity offering program (“ATM Program”), through which it had the ability to offer and sell shares of common stock having an aggregate gross sales price of up to $50,000. The Company paid a 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold. On June 19, 2023, the Company terminated the ATM Program in connection with the June 2023 Capital Raise. The following table shows the number of shares sold under the ATM Program prior to its termination:

Year Ended
December 31,
2023
Number of common shares issued	144
Weighted average sale price per share	$20,844.00
Gross proceeds	$2,741
Net proceeds	$2,563

NOTE 10. – RETIREMENT PLAN

The Company sponsors a defined contribution plan under IRC Section 401(k). The plan covers all employees who meet the minimum eligibility requirements. Under the 401(k) plan eligible employees are allowed to make voluntary deferred salary contribution to the plan, subject to statutory limits. The Company has elected to make Safe Harbor Non-Elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation. Total employer contributions to the plan for the years ended December 31, 2024 and 2023 amounted to $152 and $231, respectively.

NOTE 11. – COMMITMENTS AND CONTINGENCIES

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

			Future Commitments
Commitment	Counter Party	Commitment Type	2025	2026	2027	2028	2029 & After	Total
License Agreement	NCSU	Minimum annual royalty	$150	$50	$100	$150	$3,425	$3,875	(1)
License Agreement	NCSU	Contract fee	500	—	—	—	—	500	(2)
Consulting Agreements	Various	Contract fee	832	146	—	—	—	978	(3)
			$1,482	$196	$100	$150	$3,425	$5,353

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement.
(3)	As a requirement for a modified risk tobacco product and a condition of the marketing authorization by the FDA, the Company engaged various consultants to conduct post-market studies and research.

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

In connection with ongoing restructuring efforts and the hemp/cannabis disposal group (see Note 2 “Discontinued Operations and Divestitures,” the Company has received unasserted claims related to disputed contracts, which could result in accrual of an additional amount up to $1,100 on the Consolidated Balance Sheet. The Company is vigorously defending its position against these claims.

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

On December 5, 2023, the parties entered into a Memorandum of Settlement to fully resolve all claims pending the Court’s approval of a motion for preliminary approval of settlement, which was filed with the Court on March 6, 2025. The settlement amount is $768 related to plaintiffs attorney and legal fees and is fully covered by the Company’s insurance. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Consolidated Balance Sheets as of December 31, 2024 and 2023.

Class Action

A complaint was originally filed against the Company and several former executive officers in the Eastern District of New York as Bull v. 22nd Century Group, Case No. 1:19-cv-00409, and later transferred to the Western District of New York in a consolidated putative class action captioned Noto v. 22nd Century Group, Case No. 1:19-cv-01285.

The parties participated in a mediation on March 21, 2023, and reached a settlement of $3,000 (payable by the insurance carrier) to resolve the litigation and release all claims against the Company. On June 30, 2023, District Court preliminarily approved the settlement and on October 23, 2023 the Court finally approved the settlement and dismissed the action with prejudice.  Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Consolidated Balance Sheets as of December 31, 2023 which was subsequently paid from the escrow account funded by the insurance carrier during the fourth quarter of 2024.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is alleging breach of contract, breach of duty of good faith and fair dealing and negligence per se. The Company is seeking full recovery of its business interruption claim under the policy plus direct, indirect and consequential damages resulting from Dorchester’s continued delay in issuing coverage payments. Fact discovery is complete. Expert discovery is complete. The trial date is November 4, 2025.

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

The Company filed its Answer to Request for Arbitration with Defenses and Counterclaims on June 4, 2024. On July 25, 2024, an arbitrator was formally appointed. The parties have submitted their Statements of Claim/Counterclaim, and their Responsive Statements to the Statements of Claim and Counterclaim. Discovery is complete. The arbitration date has been set for March 24, 2025. The Company believes it has substantial defenses to KeyGene’s claims and intends to defend itself vigorously.

Cookies Retail Products Dispute

On October 23, 2024, Cookies Retail Products, LLC (“CRP”) filed a complaint against the Company, a subsidiary of the Company (“PTB”), Cookies Creative Consulting, Inc. (“CCC”), Cookies SF, LLC (“CSF”), GMLC WLNS, LLC (“GMLC”) and other defendants, Case No. 24STCV27828, Superior Court of California, County of Los Angeles.

The complaint alleges three counts against all defendants: Count I for Breach of Contract related to a Settlement Agreement entered into between CRP, Paul Rock, CSF, GMLC, CCC and PTB (the “Settlement Agreement”), and a Purchase Agreement entered into between PTB and CRP (the “Purchase Agreement”); Count II for Fraud – False Promise related to the Settlement Agreement and Purchase Agreement; and Count III for Violation of Penal Code Section 496 related to a Licensing and Distribution Agreement between GMLC, CCC and PTB. CRP is seeking monetary damages. CRP also filed an application for right to attach order and writ of attachment against PTB on February 19, 2025. A hearing date for the application is scheduled for April 4, 2025.

The Company filed a demurrer to the complaint on February 24, 2025. CRP then filed a first amended complaint on March 12, 2025. Discovery is ongoing. The Company believes it has substantial defenses to CRP’s claims, and counterclaims, and intends to defend itself vigorously.

Employee Dispute

On November 19, 2024, a former employee of the Company filed a complaint against the Company, two subsidiaries of the Company, and numerous other former subsidiaries of the Company that were part of the hemp/cannabis division that was divested in December 2023. The complaint was filed in the Circuit Court of the State of Oregon, County of Multnomah, Case No. 24CV55110.

The complaint alleges three counts against all defendants: Count I for Premises Liability; Count II for Personal Injury – Employer Liability Law, and Count III for Negligence/Negligence Per Se, all related to the November 2022 fire at the Company’s Grass Valley manufacturing facility in Oregon. The former employee is seeking monetary damages.

The Company has been served but has not yet filed its responsive pleading to the complaint. The Company believes it has substantial defenses to the claims and intends to defend itself vigorously.

Maison Dispute

On January 23, 2024, the Company received a Notice of Intent to Arbitrate from Maison Placements Canada Inc. (“Maison”) in connection with the Company’s March 2023 Senior Secured Credit Facility transaction. Maison claims it is owed fees for closure of the Senior Secured Credit Facility transaction as a result of discussions with former Company personnel and a purported letter of engagement dating from 2021. The parties fully resolved the matter and entered into a full and final release of claims during the fourth quarter of 2024.

NOTE 12. – DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of Debentures (as defined below) and previously, a subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment. The Subordinated Note was extinguished in April 2024, as described below.

Debt related to the Senior Secured Credit Facility and Subordinate Note as of December 31, 2024 and 2023 consists of the following:

	December 31,	December 31,
	2024	2023
Senior Secured Credit Facility	$7,690	$11,805
Subordinated Note	—	3,554
Unamortized discount on loan and deferred debt issuance costs	(1,025)	(1,453)

Total debt	$6,665	$13,906
Current portion of long-term debt	(1,500)	(5,848)
Total long-term debt	$5,165	$8,058

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

In connection with the sale of the Debentures, the Company issued warrants to purchase up to 155 shares of common stock for an exercise price of $41,310 per share (the “JGB Warrants”), which had an initial fair value of $4,475 net of issuance costs of $139. On June 22, 2023, as a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 155 shares of the Company’s common stock for an exercise price of $41,310 per share were automatically adjusted to be $27,708.48 exercise price for up to 231 shares of common stock. There are no further anti-dilution adjustments on such warrants.

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

In connection with the waiver, the Company and Holders agreed to exercise the outstanding put provision to redeem 78 warrants for an aggregate put price equal to $2,500 (the “Put Price”), which was concurrently reduced by $2,000, as described above, with the remaining $500 payable by the Company on the Maturity Date recorded as Other long-term liabilities on the Consolidated Balance Sheets. No cash was exchanged as a result of executing the October 2023 Amendment.

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

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s outstanding indebtedness to JGB, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the GVB Promissory Note was initially extended to December 31, 2024 and subsequently to March 31, 2025.

As of December 31, 2024, the $500 remaining GVB Promissory Note and $1,000 real estate farm asset are pledged to the senior lender for principal reduction and accordingly $1,500 of the Senior Secured Credit Facility is recorded as Current portion of long-term debt on the Consolidated Balance Sheets.

As part of the December 2023 amendment, the Company, the Holders and the Agent also agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $1.00 per share and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness. The Voluntary Conversion Option was approved by the Company’s shareholders on June 28, 2024 and the conversion option price in effect is $100.683.

Additional terms of the December 2023 Amendment include revised financial covenants to reflect the sale of the Purchased Interests, including lowering the Company’s quarterly revenue targets. As of December 31, 2024, the Company was in compliance with these financial covenants.

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended (“April 2024 Amendment”).

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $288.90 per share in accordance with applicable Nasdaq rules through the conversion option reset date on June 28, 2024. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders converted $428 of debt in exchange for 1,482 shares of common stock during the quarter-ended June 30, 2024.

 On May 10, 2024, the Company, the Holders and the Agent entered into that certain May 2024 Exchange Agreement and May 2024 Letter Agreement to modify the terms of the Amendment Agreement, the Securities Purchase Agreement and the Debentures, as amended (“May 2024 Amendment”).

Under the terms of the May 2024 Amendment, the Company and Holders have agreed the Company shall incur an aggregate amendment charge to the undersigned holders equal to $275, which shall be added to the principal balance of the Debentures. Under the terms of the May 2024 Exchange Agreement, the Company and Holders exchanged an aggregate of $2,328 in principal, fees and expenses owed under the Debentures for 2,926 shares of common stock and 6,630 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $.00001 (at an effective per share price of $228.15). All pre-funded warrants were subsequently exercised during the quarter-ended June 30, 2024.

On August 27, 2024, the Company, the Holders and the Agent entered into that certain August 2024 Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA, and the Debentures, as amended (“August 2024 Amendment”).

Under the terms of the August 2024 Agreement, each Holder agreed that it shall not exercise its Holder Redemption Right (as defined in the Debentures) for more than 50% of its Monthly Allowance (as defined in the Debentures) through and including July 2025. Further, the provisions in Section 3(c)(i) of the Debentures requiring 20% of any equity issuances to be paid to the Holders shall be suspended through December 31, 2024. In consideration for the amendments set forth in the August 2024 Amendment, the Company paid an amendment fee of $746, which was added to the aggregate principal amount of the Debentures. JGB subsequently issued a conversion notice for 3,260 shares of common stock equal to principal reduction of $328.

On October 10, 2024, the Company, the Holders and the Agent entered into that certain October 2024 Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA, and the Debentures, as amended (“October 2024 Amendment”).

Under the terms of the October 2024 Amendment, the Company will be able to reset the Conversion Price (as defined in the Debentures) currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset. The reset Conversion Price shall in no event be greater than the Conversion Price in effect on the date of the Letter Agreement, which is $0.7458. See Note 20 “Subsequent Events.”

In accordance with ASC 470-60 Troubled Debt Restructurings by Debtors and ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the transaction was deemed to be a troubled debt restructuring, and if no, whether the transaction was deemed modification of existing debt, or an extinguishment of existing debt and new debt.

The October 2023 Amendment, April 2024 Amendment, May 2024 Amendment, and August 2024 Amendment was concluded to be a modification, and not an extinguishment, based on an analysis of the present value of future cash flows. A new effective interest rate was determined, and the debt continued to be amortized. The December 2023

Amendment was concluded to be an extinguishment, due to the addition of a substantive conversion option. As a result, the pre-amended debt carrying value was extinguished and the new debt was recorded at fair value, which is subsequently amortized using the effective interest method. Extinguishment charges were $5,158 and recorded in Interest expense on the Consolidated Statements of Operations and Comprehensive Loss for the quarter ended December 31, 2023.

The Company analyzed the conversion feature of the December 2023 Amendment for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion features should be classified as a bifurcated derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability at fair value in the amount of $557 as of December 31, 2023, respectively as a component of Other Long-Term Liabilities on the Consolidated Balance Sheet. Subsequently, during the year-ended December 31, 2024, the derivative liability related to the debentures and embedded conversion option was reclassified from Other Long-Term Liabilities to Capital in Excess of Par, based on the Company’s reassessment of the classification and conclusion the derivative met the ‘fixed for fixed’ criteria in ASC 815.

See Note 8 “Fair Value Measurement” for additional information related to measurement of the debentures and derivative liability.

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

Under the terms of the Subordinated Note, the Company is obligated to make interest payments in-kind (the “PIK Interest”). The PIK Interest accrues monthly at a compounding rate of 26.5% per annum, payable monthly The Company is not permitted to prepay all or any portion of the outstanding balance on the Subordinated Note prior to maturity. The maturity date of the Subordinated Note was May 1, 2024. The Subordinated Note was terminated and extinguished in April 2024.

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 21 shares of the Company’s common stock (the “Omnia 2023 Warrants”). The 2023 Omnia Warrants are exercisable for seven years from September 3, 2023, at an exercise price of $27,708.48 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settles and extinguishes all outstanding debt and interest owed to Omnia under the outstanding Subordinated Promissory Note dated March 3, 2023 (the “Old Note”) and the put provision contained in the 2023 Omnia Warrants, amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 8,519 shares of common stock and 8,519 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $288.90) and (iii) 3,408 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $288.90 until May 1, 2029 (the “2024 Omnia Warrants”). The 2024 Omnia Warrants contain a put provision that permits the holder to require the Company to redeem the 2024 Omnia Warrants, no earlier than May 1, 2025, for a purchase price equal to $361.125 per warrant, and had an initial fair value of $1,515 (see Note 8). Subject to limited exceptions, a holder of pre-funded warrants and 2024 Omnia Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the 2023 Omnia Warrants and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.  The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400 for the year ended December 31, 2024, recorded in Interest expense in the Statement of Operations and Comprehensive Loss.

Contractual Maturities

The Company has $1,500 pledged against outstanding indebtedness under the Senior Secured Credit Facility comprised of (i) $500 GVB promissory note and (ii) $1,000 assignment of Needle Rock Farms to be applied as principal reduction in 2024. As of December 31, 2024, contractual maturities under the Senior Secured Credit Facility for the remainder of 2024 and through maturity, excluding any discounts or premiums, were to be paid in 2024 of $1,500 and 2026 of $6,190.

Additionally, commencing August 2024, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB elected the monthly redemption feature and the Company repaid $1,053 in cash during the year ended December 31, 2024. If the redemption feature is elected, as of December 31, 2024, contractual maturities under the senior secured credit Facility for 2025 are $3,368, and for 2026 are $4,332. See Note 20 “Subsequent Events.”

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

Total
January 1, 2023	$-
Issuance	8,698
Amortization during the year	(2,087)
Debt extinguishment charges	(5,158)
December 31, 2023	1,453
Amortization during the period	(1,174)
Amendment fees	746
December 31, 2024	$1,025

NOTE 13. – NOTES AND LOANS PAYABLE

The table below outlines our notes payable balances as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Insurance loans payable	$254	$543
Total current notes and loans payable	$254	$543

Insurance loans payable

During the second quarter of 2024, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $866. The Company paid $147 as a premium down payment and financed the remaining $719 of policy premiums over ten months at 8.3% annual percentage rate.

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

As of December 31, 2024, all estimated future principal payments to be made under the above notes and loans payable will be paid in 2025.

NOTE 14. – EQUITY BASED COMPENSATION

Stock Compensation Plan

On May 20, 2021, the stockholders of 22nd Century Group, Inc. (the “Company”) approved the 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the granting of equity awards to eligible individuals over the life of the 2021 Plan, including any remaining shares under the Company’s 2014 Omnibus Incentive Plan pursuant to awards under the 2021 Plan. The 2021 Plan has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the 2021 Plan and the number of shares of common stock to underlie each such award under the 2021 Plan. As of December 31, 2024, the Company had available 5,336,670 shares remaining for future awards under the 2021 Plan.

Compensation Expense

The Company recognized the following compensation costs, net of actual forfeitures, related to RSUs and stock options:

	Year Ended
	December 31,
	2024	2023
Sales, general, and administrative	$337	$2,052
Research and development	43	179
Total equity based compensation - continuing operations	380	2,231
Total equity based compensation - discontinued operations	—	448
Total equity based compensation	$380	$2,679

During the years ended December 31, 2024 and 2023, equity-based compensation expense reversals due to employee termination forfeitures amounted to $99 and $1,960, respectively. Additionally, the Company recorded $0 and $523 of accelerated equity compensation expense, respectively, in connection with the vesting of an employees’ outstanding equity awards as part of termination severance agreements. On December 31, 2024, the Company canceled all remaining unvested awards which resulted in accelerated compensation expense of $117.

Restricted Stock Units (“RSUs”). We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2023 through December 31, 2024.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2023	177	$68,860.80
Granted	136	26,870.40
Vested	(69)	64,087.20
Forfeited	(121)	45,057.60
Unvested at December 31, 2023	123	$43,931.77
Granted	3,826	38.56
Vested	(2,829)	1,286.36
Forfeited	(1,117)	1,585.92
Canceled	(3)	41,558.40
Unvested at December 31, 2024	—	$—

The fair value of RSUs related to employee grants that vested during the years ended December 31, 2024 and 2023 was approximately $9 and $1,838, respectively, based on the stock price at the time of vesting. During the year ended December 31, 2024, there were 2,750 shares granted and immediately vested during the period for settled indebtedness for consulting and other services provided; in which the fair value at the time of vesting amounted to $125. As of December 31, 2024, the Company canceled all remaining unvested RSUs.

Stock Options. Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. There was no stock option grant activity during 2024 and 2023. A summary of all stock option activity from January 1, 2023 to December 31, 2024 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2023	185	$55,974.36
Forfeited	(54)	45,984.00
Expired	(4)	89,424.00
Outstanding at December 31, 2023	127	59,168.69
Forfeited	(4)	83,916.00
Expired	(123)	58,363.90
Outstanding at December 31, 2024	—	$—	—	years	$—
Exercisable at December 31, 2024	—	$—	—	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

NOTE 15. – EARNINGS (LOSS ) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2024 and 2023, respectively.

	Year Ended
	December 31,
	2024	2023

Net loss from continuing operations	$(15,495)	$(54,686)
Net income (loss) from discontinued operations	331	(86,089)
Net loss	(15,164)	(140,775)
Deemed dividends	(10,303)	(9,992)
Net loss available to common shareholders	$(25,467)	$(150,767)

Weighted average common shares outstanding - Basic	146,392	9,467
Dilutive effect of warrants and RSUs	1,167,214	-
Dilutive effect of convertible notes	76,377	-
Denominator for diluted EPS	1,389,983	9,467

Basic loss per common share from continuing operations	$(105.85)	$(5,776.63)
Basic loss per common share from discontinued operations	2.26	(9,093.89)
Basic loss per common share from deemed dividends	(70.38)	(1,055.47)
Basic loss per common share	$(173.97)	$(15,925.99)

Diluted loss per common share from continuing operations	$(105.85)	$(5,776.63)
Diluted income (loss) per common share from discontinued operations	0.24	(9,093.89)
Diluted loss per common share from deemed dividends	(70.38)	(1,055.47)
Diluted loss per common share	$(175.99)	$(15,925.99)

Anti-dilutive shares are as follows as of December 31:
Warrants (excluding pre-funded)	25,746,741	22,110
Options	—	127
Restricted stock units	—	123
	25,746,741	22,360

NOTE 16. – REVENUE RECOGNITION

The Company’s revenues are derived primarily from contract manufacturing organization (“CMO”) customer contracts that consist of obligations to manufacture the customers’ branded filtered cigars and cigarettes. Additional revenues are generated from sale of the Company’s proprietary low nicotine content cigarettes, sold under the brand name VLN®, or research cigarettes sold under the brand name SPECTRUM®. The Company does not have significant intra-entity sales or transfers.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units to customers and is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at December 31, 2024 and December 31, 2023.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented 54% and 63%, for the year ended December 31, 2024 and 2023, respectively.

The following table presents net revenue by product line:

	Year Ended
	December 31,
	2024	2023
Contract Manufacturing
Cigarettes	$14,219	$14,027
Filtered Cigars	9,427	17,240
Cigarillos	756	-
Total Contract Manufacturing	24,402	31,267
VLN®	(20)	937
Total Product Line Revenues	$24,382	$32,204

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Year Ended
	December 31,
	2024	2023
Customer A	46.11%	31.49%
Customer B	16.45%	21.70%
Customer C	14.00%	8.59%
All other customers	23.44%	38.22%

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

Total contract assets and liabilities are as follows:

	December 31,	December 31,
	2024	2023
Unbilled receivables	$1,298	$1,053
Deferred income	(20)	(726)
Net contract assets	$1,278	$327

During the years ended December 31, 2024 and 2023, the Company recognized $726 and $688 of revenue that was included in the contract liability balance as of December 31, 2023 and 2022 respectively.

NOTE 17. SEGMENT AND GEOGRAPHIC INFORMATION

The Company has organized its business as a single reportable segment (“Reporting Segment”), tobacco, as it operates and derives all revenues from its tobacco operations and products. This segment structure reflects the financial information and reports used by the Company’s management, specifically its Chief Operating Decision Maker (“CODM”), to make decisions regarding the Company’s business, including resource allocations and performance assessments. The Company’s Chief Executive Officer serves as the CODM. The accounting policies of the Reporting Segment are the same as those described in the summary of significant accounting policies. See Note 1 for additional information about the Company's business and significant accounting policies.

Consolidated net income (loss) from continuing operations, as presented on the Company's Consolidated Statements of Operations and Comprehensive Loss is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total consolidated assets, excluding assets held for sale, as presented on the Company's Consolidated Balance Sheets is used to measure the Reporting Segment's assets.

The CODM uses Consolidated net income (loss) from continuing operations to evaluate profitability generated from segment assets in determining the strategic decisions of the Company with respect to utilizing its assets. Consolidated net income (loss) from continuing operations is also used to monitor budget versus actual results.

The following table presents revenues and significant segment expenses from continuing operations for the years ended December 31, 2024 and 2023:

	Year Ended
	December 31,
	2024	2023
Consolidated net revenue	$24,382	$32,204
Less:
Cost of goods sold	13,758	24,181
Excise taxes	12,504	16,009
Selling, general and administration	10,213	30,911
Research and development	725	2,000
Depreciation and amortization	1,003	1,508
Other segment items (1)	(420)	2,915
Interest expense	2,094	9,366

Segment net loss from continuing operations	$(15,495)	$(54,686)

(1) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

Geographic Area Information

For the years ended December 31, 2024 and 2023, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of December 31, 2024, and 2023, all long-lived assets are physically located or domiciled in the United States.

NOTE 18. – OTHER OPERATING EXPENSES (INCOME), NET

The components of “Other operating expenses (income), net” were as follows:

	Year Ended
	December 31,
	2024	2023
Restructuring costs:
Impairment of intangible assets (see Note 7)	$—	$1,375
Impairment of fixed assets	—	56
Professional services	—	763
Severance (see Note 1)	—	221
Total Restructuring costs	—	2,415

Acquisition and transaction costs	—	223
Impairment of intangible assets	68	—
Loss (gain) on sale or disposal of property, plant and equipment	62	(111)
Other operating expense, net	$130	$2,527

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

NOTE 19. – INCOME TAXES

The following is a summary of the components giving rise to the (benefit) provision for income taxes from continuing operations for the years ended December 31, 2024 and 2023:

	2024	2023
Current:
Federal	$—	$—
State	22	40
Foreign	—	—
Total current provision	$22	$40

Deferred:
Federal	(3,355)	(11,351)
State	97	(736)
Foreign	—	—
Total deferred benefit	(3,258)	(12,087)
Change in valuation allowance	3,266	12,094
Total income tax provision	$30	$47

The provision for income tax from continuing operations varies from that which would be expected based on applying the statutory federal rate to pre-tax book loss, including the effect of the change in the U.S. corporate income tax rates, as follows:

	2024	2023
Statutory federal rate	21.0%	21.0%
Other items	0.4	0.2
GVB sale adjustments	4.0	—
Stock based compensation	(5.3)	(0.8)
Research and development credit carryforward	1.5	0.4
State tax, net of federal benefit	(0.7)	1.3
162(m) limitation	—	(0.2)
Valuation allowance	(21.1)	(22.0)

Effective tax rate	(0.2)%	(0.1)%

Individual components of deferred taxes consist of the following as of December 31:

	2024	2023
Deferred tax assets:
Net operating loss carryforward	$59,605	$54,453
Inventory	990	2,020
Stock-based compensation	—	862
Start-up expenditures	124	155
Research and development credit carryforward	1,654	1,424
Accrued bonus	—	133
Severance liability	24	95
Allowance for credit losses	2	2
Research and development costs	1,827	1,617
Operating lease obligations	400	476
Capital loss on investment	2,622	2,449
Interest expense limitation	2,259	1,687
Note payable and warrant liability	373	581
Other	314	71
	$70,194	$66,025
Deferred tax liabilities:
Machinery and equipment	(334)	(283)
Patents and trademarks	(149)	(193)
Operating lease right-of-use assets	(386)	(467)
Other intangible assets	(409)	(385)
	(1,278)	(1,328)
Valuation allowance	(68,989)	(64,763)

Net deferred taxes	$(73)	$(66)

The Company has net operating loss (“NOL”) carryforwards of approximately $215,397 as of December 31, 2024 that do not expire. The Company also accumulated an NOL carryforward of approximately $46,920 through December 31, 2017 and this NOL carryforward begins to expire in 2030. As of December 31, 2024, the Company has a research and development credit carryforward of approximately $1,654 that begins to expire in 2030. The Company has a capital loss carryover of approximately $11,119 as of December 31, 2024, that begins to expire in 2026. Utilization of these carryforwards may be subject to an annual limitation in the case of equity ownership changes, as defined by law. As a result of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to reduce the net deferred tax asset associated with the definite lived assets to zero. For the years ended December 31, 2024 and 2023, the valuation allowance increased for continuing operations by $3,305 and $12,094, and increased an additional $922 and $12,910, respectively due to tax attributes that were generated as a part of discontinued operations but remain on a prospective basis with continuing operations due to the Company filing a consolidated US federal return for the year ended December 31, 2024 and 2023.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has evaluated its tax positions and believes there are no uncertain tax positions as of December 31, 2024 and 2023.

NOTE 20. – SUBSEQUENT EVENTS

JGB Senior Secured Credit Facility

As previously disclosed, on October 9, 2024, 22nd Century Group, Inc. (the “Company”) entered into that certain Letter Agreement to modify the terms of the Securities Purchase Agreement dated March 3, 2023 (the “JGB SPA”) and debentures (the “Debentures”), as amended, with JGB Partners, LP (“JGB Partners”), JGB Capital, LP (“JGB Capital”) and JGB Capital Offshore Ltd. (“JGB Offshore” and collectively with JGB Partners and JGB Capital, the “Holders”) and JGB Collateral, LLC, as collateral agent for the Holders (the “Agent”).

Under the terms of the Letter Agreement, as approved by the stockholders at the December 6, 2024 special meeting of stockholders, the Company was granted approval to reset the Conversion Price (as defined in the Debentures) currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset.

On January 13, 2025, the Board of Directors approved the reset of the Conversion Price to $6.04 per share. The Holders exercised conversion notices in the amount of $3,132 in January 2025 and the Company issued 518,600 shares of common stock.  The remaining principal balance of the Debentures is $4,558, of which the Company and Holders have $1,500 of non-operating assets pledged for repayment.

Nasdaq Compliance

On January 21, 2025,  the Company received a letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company had regained compliance with the bid price requirement under Nasdaq Listing Rule 5550(a)(2). As a result, the Company’s hearing before the hearings panel has been cancelled and the Company’s common stock will remain listed on Nasdaq.

NCSU Payment Agreement

On September 5, 2024, the Company entered into a Payment Agreement (the “Agreement”) with NCSU to satisfy outstanding payments due under existing License Agreements with NCSU and to prepay license fees and minimum royalty payments related to sponsored research for the Company’s intellectual property program through the end of 2025.

The second installment of payments was satisfied through the issuance of 83,299 shares of Company common stock occurred on January 30, 2025.

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

3.1.1	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014).

3.1.2	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on December 17, 2024).

3.1.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on April 3, 2024).

3.1.4	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on December 11, 2023).

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

4.4	Form of JGB Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Form 10-K filed with the Commission on March 9, 2023).

4.5	Form of Omnia Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K filed with the Commission on March 9, 2023).

4.6	Form of Inducement Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on November 29, 2023).

4.7	Waiver and Amendment Agreement (Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 16, 2023).

4.8	Form of Common Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 18, 2023).

4.9	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on October 18, 2023).

4.10	Form of Prefunded Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 24, 2024).
4.11	Form of Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on October 24, 2024).
4.12	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on October 24, 2024).
4.13	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on October 15, 2024).
4.14	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on October 15, 2024).
4.15	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 30, 2024).
4.16	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on September 30, 2024).
4.17	Form of Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on September 30, 2024).
4.18	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.4 to the Company’s Form 8-K filed with the Commission on September 30, 2024).
4.19	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on September 13, 2024).
4.20	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 28, 2024).
4.21	Form of Pre Funded Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on May 10, 2024).
4.22	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 30, 2024).
4.23	Form of Pre Funded Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on April 30, 2024).
4.24	Form of Common Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on April 9, 2024).

4.25	Form of Pre-Funded Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on April 9, 2024).
4.26	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.3 to the Company’s Form 8-K filed with the Commission on April 9, 2024).

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

10.3†	Amended and Restated 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (incorporated by reference from Appendix B to the Company’s definitive proxy statement filed April 29, 2024)

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

10.8.2	Letter Agreement with JGB (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on October 10, 2024)
10.8.3	Letter Agreement with JGB (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 28, 2024)
10.8.4	May 2024 Letter Agreement with JGB (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on May 10, 2024)
10.8.5	May 2024 Exchange Agreement with JGB (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on May 10, 2024)
10.8.6	Letter Agreement with JGB (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 8, 2024)

10.9	Subordinated Promissory Noted dated March 3, 2023 (incorporated by reference to Exhibit 10.19 to the Company’s Form 10-K filed with the Commission on March 9, 2023)

10.10	Equity Purchase Agreement dated November 20, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 27, 2023)

10.10.1	Amendment to Equity Purchase Agreement dated December 22, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 28, 2023)

10.11	License Agreement with NCSU dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 8, 2023)

10.12*	Master Services Agreement and Addendum #1 with Smoker Friendly International, LLC dated January 1, 2025.
10.13	Payment Agreement with NCSU (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on September 9, 2024)
10.14	General Release and Settlement Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on April 30, 2024)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed with the Commission on March 28, 2024)

21.1*	Subsidiaries

23.1*	Consent of Freed Maxick P.C. (f/k/a Freed Maxick CPAs, P.C.)

31.1*	Section 302 Certification.

31.2*	Section 302 Certification.

32.1*	Written Statement of Principal Executive Officer and Chief Financial Officer pursuant to 18.U.S.C §1350.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed with the Commission on March 28, 2024)

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

22nd CENTURY GROUP, INC.

Date:	March 20, 2025	By:	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 20, 2025	By:	/s/ Daniel Otto
Daniel Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 20, 2025	By:	/s/ Andrew Arno
Andrew Arno Director

nthony
Date:	March 20, 2025	By:	/s/ Anthony Johnson
Anthony Johnson Director

Date:	March 20, 2025	By:	/s/ Lucille S. Salhany
Lucille S. Salhany Director