Form 10-K/A
period 2024-12-31
22nd Century Group, Inc.
filed 2025-04-30
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Yes☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 20, 2025, 22nd Century Group, Inc. filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Original Form 10-K”). The Original Form 10-K omitted portions of Part III, Items 10 (Directors, Executive Officers and Corporate Governance), 11 (Executive Compensation), 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), 13 (Certain Relationships and Related Transactions, and Director Independence), and 14 (Principal Accountant Fees and Services) in reliance on General Instruction G(3) to Form 10-K, which provides that such information may be either incorporated by reference from the registrant’s definitive proxy statement or included in an amendment to Form 10-K, in either case filed with the Securities and Exchange Commission (“SEC”) not later than 120 days after the end of the fiscal year.

Accordingly, this Amendment No. 1 to Form 10-K (“Amendment”) is being filed solely to:

●	amend and restate Part III, Items 10, 11, 12, 13, and 14 of the Original Form 10-K to include the information required by such Items;

●	delete the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K; and

●	file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K and does not otherwise reflect any events occurring after the filing of the Original Form 10-K. Accordingly, the Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Form 10-K.

As used in this report, unless otherwise stated or the context otherwise requires: “we,” “us,” “our,” “22nd Century,” the “Company,” and similar references refer to 22nd Century Group, Inc. and its subsidiaries, and “common stock” refers to our common stock.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors

Our Board of Directors represents the best interests of our stockholders by overseeing the business and affairs of the Company. Members of the Board participate in quarterly Board and Committee meetings, engage with senior management of the Company, review, provide input, approve the Company’s strategic plan and principal issues, and discuss feedback from stockholders and other stakeholders.

Under the Company’s current Amended and Restated Articles of Incorporation, directors hold office for a term ending on the date of the third annual stockholders’ meeting following the Annual Meeting at which such director’s class was most recently elected until the earlier of their death, resignation, removal or until their successors have been duly elected and qualified.

Our Bylaws provide that the number of members of our Board of Directors may be changed from time to time by resolutions adopted by the Board of Directors. Our Board of Directors currently consists of four (4) members with no vacancies.

The information below identifies and sets forth certain biographical and other information regarding our directors as of April 28, 2025.

Name	Age	Position/Office Held With the Company	Director Since	Independent
Lawerence D. Firestone	67	Chairman, Chief Executive Officer	2023	No
Andy Arno	66	Lead Independent Director	2023	Yes
Lucille S. Salhany	78	Independent Director	2022	Yes
Anthony Johnson	50	Independent Director	2021	Yes

Lawrence Firestone

Mr. Firestone has served as Chief Executive Officer and Chairman of the Board since December 2023. Mr. Firestone brings over 40 years of enterprise, operations, and financial management experience in both public and private companies, including tenures as CEO, CFO and COO across multiple industry sectors. Mr. Firestone most recently served as Chief Financial Officer of Oakland Manager, a privately-held purveyor of cannabis with both retail and wholesale market penetration, and as Chairman of FirePower Technology, a privately held manufacturer of ATX power supplies for the IT and instrumentation markets. In the public company sector, Mr. Firestone has served as Chief Executive Officer of Eastside Distilling, Inc. (NASDAQ: EAST), Chief Executive Officer of Qualstar Corporation (NASDAQ: QBAK), Chief Financial Officer of Advanced Energy Industries (NASDAQ: AEIS), and Chief Financial Officer of Applied Films Corporation (NASDAQ: AFCO). He has served on numerous boards, including those of Eastside Distilling, Qualstar, CVD Equipment Corporation (NASDAQ: CVD), Amtech Systems, Inc. (NASDAQ: ASYS) and HyperSpace Communications, Inc. (NYSE: HYPR). Mr. Firestone received his Bachelor of Science in Business Administration with a concentration in Accounting from Slippery Rock University of Pennsylvania. Mr. Firestone’s prior public company experience led to the conclusion that he should serve as a director.

Andy Arno

Mr. Arno has more than 30 years of experience handling a wide range of corporate and financial matters, primarily including work as an investment banker and strategic advisor to emerging growth companies. Mr. Arno currently serves as a managing member of Unterberg Legacy, LLC, a merchant bank and multi-family office, where he has served since 2023. He previously served, from 2015 to 2023, as vice chairman of Special Equities Group, LLC, a privately held investment banking firm affiliated with Dawson James Securities Inc. and previously affiliated with Bradley Woods & Co. Ltd. and Chardan Capital Markets LLC. From 2013 until 2015, Mr. Arno served as managing director of Emerging Growth Equities, an investment banking firm, and was previously president of LOMUSA Limited, an investment banking firm. Earlier in his career, Mr. Arno served as vice chairman and chief marketing officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also vice chairman and head of the equity capital markets division of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of SmithMicro Software, Inc.(SMSI) a software technology company XXII Century Group (XXII), a biotechnology company; Catheter Precision, Inc. (VTAK), a medical device company; Independa, Inc., a privately held software company; and ComHear Inc., a privately held audio technology R&D company, where he serves as chairman. Mr. Arno received a Bachelor of Science degree from George Washington University. Mr. Arno brings to the Board valuable understanding of public markets, significant experience in investment matters, and a keen understanding of stockholder perspectives as it relates to enhancing value for our stakeholders. He is currently the Lead Independent Director, Chair of the Audit Committee and a member of the Corporate Governance & Nominating Committee and Compensation Committee.

Lucille S. Salhany

Ms. Salhany is currently President and CEO of her own consulting company, JHMedia, which she founded in 1997. She was also one of the founding partners of Echo Bridge Entertainment and CEO & President of LifeFX Networks, Inc. Prior to this, she served as Chairperson of the Twentieth Television division of Fox, and was appointed the first woman in history to head a major television network when she accepted the Chairmanship of Fox Broadcasting. After chairing Fox, Salhany accepted the post of Chief Executive Officer and President of United Paramount Network (UPN), launching and growing UPN to become the fifth major broadcast network. She also served on the Board of Directors for Echo Bridge Entertainment, Compaq / Hewlett-Packard, Fox, Inc., Avid Technologies, and American Media, Inc. Lucille was also a trustee of Emerson College and Lasell College, where she received Honorary Doctorates. She is currently Chair of the Compensation Committee and is a member of the Audit Committee and Corporate Governance & Nominating Committees of the Board. Ms. Salhany’s well-established track record of success in growing businesses and strong background in and knowledge of the media industry led to the conclusion that she should serve as a director.

Anthony Johnson

Mr. Johnson is co-founder, President, and CEO of Kodikaz Therapeutic Solutions, a next-generation non-viral gene therapy company. He is also a founding partner of Buffalo Biosciences, a life science strategic business management firm that supports the evaluation and commercialization of bioscience technologies from concept to market. Previously he was President and CEO of Empire Genomics, an oncology molecular diagnostic testing company, from 2006 until 2019. He also served as the business leader of the stem cell and regenerative medicine franchise for Thermo Fisher (Invitrogen Corporation). Anthony has leveraged his business experience and numerous board positions to mentor technology startups and entrepreneurs, spur state and local job creation, and introduce STEM curriculum into early childhood education. Mr. Johnson is a founding board member of the Communities of Giving Legacy Initiative, which works to create positive change in the lives of low-income youth of color. Additionally, he serves as Michigan Street African-American Heritage Corridor Commissioner and was an Opportunities Council member for University of Buffalo. He holds an MBA from Manchester Business School, Manchester, UK, with an emphasis in international strategy, and a BA in biology from Fisk University, Nashville, TN. He is the Chair of the Corporate Governance & Nominating Committee and is a member of the Audit Committee and Compensation Committee. Mr. Johnson’s experience commercializing bioscience technologies and life sciences experience led to the conclusion that he should serve as a director.

Executive Officers

The information below identifies and sets forth certain biographical and other information regarding our executive officers as of April 28, 2025.

Name	Age	Position/Office Held With the Company
Lawerence D. Firestone	67	Chairman, Chief Executive Officer
Daniel A. Otto	36	Chief Financial Officer
Jonathon Staffeldt	43	General Counsel and Corporate Secretary
Robert Manfredonia	60	Senior Vice President of Sales and Marketing
Scott Marion	45	Vice President of Manufacturing Operations

Mr. Firestone’s biographical information is set forth above under “Directors.”

Dainel A. Otto has served as the Company’s Chief Financial Officer since April 2024 and previously as the Company’s Corporate Controller since July 2022 where he is responsible for accounting, SEC external reporting, treasury, tax and other finance management functions. Prior to joining the Company, Mr. Otto served as a Senior Manager at Deloitte & Touche LLP providing audit and accounting advisory services to public companies, ranging from small to large cap issuers, for over ten years. Mr. Otto is also a certified public accountant. Mr. Otto received his Master’s in Business Administration and B.A. in Accounting from Niagara University.

Jonathan Staffeldt has served as General Counsel of the Company since April 2024 and previously as Deputy General Counsel since January 2023. Prior to that, Mr. Staffeldt was Chief Legal Officer of GVB Biopharma, the former subsidiary of the Company that was acquired in May 2022, and served in that role since September 2019. Mr. Staffeldt was previously in private practice with significant experience in corporate, mergers and acquisitions, and litigation. Mr. Staffeldt received his B.S. in Accounting from the University of Southern California and his Juris Doctorate from the University of California Los Angeles.

Robert Manfredonia has served as our Executive Vice President of Sales and Marketing since August 2024. Previously, Mr. Manfredonia served as Chief Executive Officer for Bonavita Beverage a privately-held service company providing business structure support, strategy development, national sales team coverage, wholesaler and corporate retail access with back of the house solutions. Prior he served as the President of Eastside Distilling Company Inc. (NASDAQ: EAST), where he was responsible for providing strategic leadership with establishing long-range goals, strategies, plans, and policies. Previously he held positions including Vice President of Corporate Retail for Roust, the second largest Global Vodka Producer and Western Regional Manager of Artisanal Brands for Molson Coors (NYSE: TAP). Mr. Manfredonia early in his career worked for Southern Glazer’s Wine and Spirits the largest wine and spirits distributor in the United States. Mr. Manfredonia proudly served in the United States Air Force as a Logistics Planner in Asia and Europe.

Scott Marion has served as our Vice President of Manufacturing Operations since February 2023. Previously, Mr. Marion served as head of Manufacturing and Supply Chain Finance at Reynolds American. Mr. Marion has over twenty ears’ experience in the tobacco industry where has held various management roles in finance working closely with manufacturing operations. He holds a Bachelor of Science Degree in Business Administration from High Point University and an MBA from Wake Forest University.

Family Relationships

There are no family relationships among our directors and executive officers.

Independent Directors

Our Board of Directors has determined that Anthony Johnson, Lucille S. Salhany, and Andrew Arno are “independent” as defined by applicable Nasdaq Stock Market listing standards. Each director serving on the Audit Committee and the Compensation Committee of our Board also meets the more stringent independence requirements established by SEC and Nasdaq rules applicable to audit and compensation committees. Our Board has determined that no director or nominee has a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. There are no family relationships among our directors, nominees, or executive officers. The Board annually reviews all business and other relationships of directors and determines whether directors meet these categorical independence tests.

Board Leadership Structure and the Role of the Board in Oversight of Risk Management

Our Board of Directors has not adopted a policy requiring that the roles of Chief Executive Officer and chairperson of the Board be separate. Our Board reserves the right to assign the responsibilities of the Chief Executive Officer and chair position as determined by our Board to be in the best interest of our Company. In the circumstance where the responsibilities of the Chief Executive Officer and chair are vested in the same individual or in other circumstances when deemed appropriate, the Board will designate a Lead Independent Director from among the independent directors to preside at the meetings of non-employee director executive sessions.

Currently, Lawrence D. Firestone serves as Board Chair and Chief Executive Officer, and Andrew Arno serves as the Lead Independent Director. Our Board reviews our leadership structure annually and retains the authority to modify this structure to best address our Company’s unique circumstances as and when appropriate.

Our Board is actively involved in oversight of risks that could affect the Company. Our Board has assigned responsibility for addressing certain risks, and the steps management has taken to monitor, control and report such risk, to our Audit Committee, including risks relating to execution of our growth strategy, with appropriate reporting to the full Board. Our Board relies on our Compensation Committee to address significant risk exposures facing our Company with respect to compensation. Our Board receives reports by each committee chair regarding the applicable committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within the Company.

Stockholder Communications with the Board

Stockholders wishing to communicate with the Board of Directors or with an individual Board member concerning the Company may do so by writing to the Board or to the particular Board member care of the Corporate Secretary, 22nd Century Group, Inc. The envelope or subject line should indicate that it contains a stockholder communication.

Meetings of Board of Directors

Our Board held 12 meetings throughout 2024. All directors attended at least 75% of meetings of the Board and Board committees on which they served in 2024.

We do not have a formal policy requiring directors to attend Annual Meetings of stockholders. However, all of our continuing directors who were members of the Board at the time of our 2024 Annual Meeting attended the meeting virtually, and we anticipate that all continuing directors will attend the 2025 Annual Meeting.

Executive Sessions of Independent Directors

The independent directors hold regularly scheduled executive sessions of the Board and its committees no management directors or employees present. The independent directors met in executive session at most of the regularly scheduled Board and committee meetings held in 2024.

Standing Committees

Our Board of Directors currently has three (3) standing committees: (i) an Audit Committee, (ii) a Compensation Committee, and (iii) a Corporate Governance and Nominating Committee. Members of these committees are elected annually by the Board. The charters of each committee are each available on the investor relations section of our website at www.xxiicentury.com.

The Audit Committee oversees the Company’s financial reporting process and system of internal accounting controls, as well as appointment and oversight of the independent public accountants engaged to audit the Company’s financial statements. The Audit Committee also assists the Board in monitoring compliance with legal and regulatory requirements and oversees the Company’s policies with respect to risk assessment and management, including but not limited to cybersecurity risks.

The Audit Committee is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence, financial expertise and experience. The Audit Committee is comprised of Mr. Johnson, Ms. Salhany and Mr. Arno as Chair. Our Board of Directors has determined that Mr. Arno meets the SEC’s definition of “audit committee financial expert,” and that all members of the Audit Committee meet the financial literacy requirements of the Nasdaq Stock Market. No members of the Audit Committee serve on the audit committees of more than three public companies. The Audit Committee held five meetings during 2024. To ensure independence, the Audit Committee also meets separately with our independent public accountants apart from meetings with members of management.

The Compensation Committee is comprised solely of directors who meet the current Nasdaq requirements for independence. The Compensation Committee is comprised of Mr. Arno, Mr. Johnson and Ms. Salhany as Chair. The Compensation Committee establishes and regularly reviews our compensation and benefits philosophy and program in a manner consistent with corporate financial goals and objectives. The Compensation Committee also approves compensation arrangements for senior management, including annual incentive and long-term compensation; administers grants under our equity incentive plans; annually evaluates the performance of our Chief Executive Officer; and reviews leadership development and succession planning. The Compensation Committee held two meetings in 2024.

The Corporate Governance and Nominating Committee is comprised solely of independent directors and is comprised of Mr. Arno, Ms. Salhany and Mr. Johnson as Chair. The Corporate Governance and Nominating Committee develops and recommends to the Board corporate governance guidelines applicable to the Company; identifies, evaluates and recommends candidates for election to the Board; leads the Board in its annual review of the Board’s performance; and recommends Board members to serve on each committee of the Board. The Corporate Governance and Nominating Committee held three meetings in 2024.

The guidelines and procedures for identifying and evaluating nominees for election to the Board are set forth in the charter of the Corporate Governance and Nominating Committee. In general, persons considered for nomination to the Board must have demonstrated outstanding achievement, integrity and judgment and such other skills and experience as will enhance the Board’s ability to serve the long−term interests of the Company and its stockholders. Candidates must also be willing and able to devote the necessary time for Board service. The Corporate Governance and Nominating Committee also considers diversity in terms of gender, ethnicity, age, and other attributes that could contribute to Board effectiveness, and assesses diversity in the course of the Committee’s annual evaluation of Board structure and composition. The Corporate Governance and Nominating Committee considers potential candidates recommended by current directors, company officers, employees and others, and will consider candidates recommended by stockholders for consideration as director nominees. Nominations of persons for election to the Board at the Annual Meeting may be made by any stockholder entitled to vote for the election of directors at the meeting who complies with the notice procedures set forth in our Bylaws. Such nominations by any stockholder shall be made pursuant to timely notice in writing to the Secretary. To be timely, a stockholder’s notice shall be delivered to the Secretary at our principal executive offices not later than the close of business on the ninetieth (90th) day nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s Annual Meeting; provided, however, that in the event that the date of the Annual Meeting is more than thirty (30) days before or more than seventy (70) days after such anniversary date, notice by the stockholder must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such Annual Meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such Annual Meeting or the tenth (10th) day following the day on which public announcement of the date of such meeting is first made.

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

Insider Trading Policy

Our directors, executive officers, and employees are required to comply with the 22nd Century Group, Inc. Insider Trading Policy and may not engage in any transaction (such as short-selling) to hedge against the potential decline in value of any of our securities. Our Insider Trading policy also clearly sets forth the prohibition on trading based on material non-public information.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of the Company on December 31, 2024. These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Executive Summary and Overview of 2024 Compensation

Our Company’s long-term success depends on our ability to fulfill the expectations of our customers and clients in a competitive environment and deliver value to stockholders. To achieve these goals, it is critical that we are able to attract, motivate, and retain highly talented individuals at all levels of the organization that are committed to our values and objectives.

We strive to provide compensation that is (a) linked to stockholder value creation, (b) reflective of the overall performance of the Company and each individual executive, and (c) considerate of the competitive market levels of compensation needed to recruit, retain and motivate top executive talent, while remaining consistent with the other objectives.

Compensation Philosophy and Objectives

The Company’s executive compensation program is based on the same principles that guide us in establishing all of the Company’s compensation programs:

●	Compensation fosters the long−term focus required for the Company’s success. In general, the compensation of Company executives includes longer−term incentives because they are in a greater position to influence longer−term results.

●	Compensation reflects the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and stockholder returns because those employees are more able to affect the Company’s results.

●	Compensation reflects the value of the job in the marketplace. To attract and retain a highly skilled work force, we must remain competitive with the pay of other premier employers who compete with us for talent.

●	While compensation programs and individual pay levels will always reflect differences in job responsibilities, geographies and marketplace considerations, the overall structure of the compensation and benefit programs should be broadly similar and equitable across the organization.

Overview of Executive Compensation

The Compensation Committee

Our Compensation Committee has primary responsibility for, among other things, determining our compensation philosophy, evaluating the performance of our executive officers, setting the compensation and other benefits of our executive officers, and considering the outcome of the advisory votes of stockholders on executive compensation.

To ensure alignment of compensation programs with the Company’s needs and goals, the Compensation Committee is informed by and responsive to the overall mission and strategies of the Company as determined by the full Board of Directors. As the strategic focus of the Company evolves, as for example toward commercialization of its products and profitability, the Compensation Committee has and will continue to adapt the Company’s compensation programs to meet these evolving needs.

The Compensation Committee also evaluates risks and rewards associated with the Company’s overall compensation philosophy and structure. To the extent our compensation programs provide for incentive−based compensation, the Compensation Committee evaluates whether these programs are designed to pay for performance, and thus encourage only appropriate risk−taking. These programs are also subject to oversight of the Compensation Committee and various functional departments of the Company to ensure that our employees, including our executive officers, are not encouraged to take excessive or unnecessary risks in managing our business.

Role of Executive Officers in Compensation Discussions

The Compensation Committee meets with our Chief Executive Officer in order to obtain recommendations with respect to the Company’s compensation programs and practices for executives and other employees. Management discusses with the Compensation Committee the practices that have been put in place to identify and mitigate, as necessary, potential risks. The Chief Executive Officer annually reviews the performance of each executive officer, other than himself. The Chief Executive Officer’s performance is reviewed annually by the Compensation Committee.

With support from market compensation data, performance reviews and other information, management makes recommendations to the Compensation Committee on the base salaries, bonus targets and equity compensation for the executive officers and other employees. The Compensation Committee takes management’s recommendations into consideration, but is not bound by management’s recommendations with respect to executive compensation.

While management attends certain meetings of the Compensation Committee, the Compensation Committee also holds executive sessions not attended by any members of management or by non−independent directors. The Compensation Committee annually reviews and recommends for approval to the full Board all elements of compensation of the Chief Executive Officer, and reviews, counsels, and makes recommendations regarding the compensation elements of other senior executives. The Compensation Committee also approves equity awards to all employees and directors of the Company.

Elements of Executive Compensation

For 2024, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance−Based Incentive Compensation, (3) Long−Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, each executive officer’s experience level and historical performance, compensation paid by companies comparable in size, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and financial outlook, and alignment with the Company’s overall compensation philosophy.

Base Salary

Base salaries are set at levels that the Compensation Committee deems to be sufficient to attract and retain highly talented executive officers capable of fulfilling the Company’s key objectives. Base salaries are also set with the goal of rewarding executive officers on a day−to−day basis for their time and services while encouraging them to strive for performance−based and long−term incentives.

The table below shows the base salary established by the Compensation Committee for each of our named executive officers for 2024 and 2025, and the percentage change compared to the prior fiscal year. Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the 2024 Summary Compensation Table.

Name	2024 Base Salary	Percent Change vs. 2023 Base Salary	2025 Base Salary	Percent Change vs. 2024 Base Salary
Lawrence D. Firestone (1)
Chief Executive Officer	$425,000	0%	$425,000	0%
Daniel A. Otto (2)
Chief Financial Officer	$315,000	31%	$315,000	0%
Jonathan Staffeldt (2)
General Counsel	$315,000	29%	$315,000	0%
Robert Manfredonia (3)
Executive Vice President Sales and Marketing	$275,000	N/A	$275,000	0%
Scott Marion (4)
Vice President Manufacturing Operations	$275,000	31%	$275,000	0%

(1)	Mr. Firestone was appointed as Chief Executive Officer on December 1, 2023.
(2)	Mr. Otto and Mr. Staffeldt were appointed to their respective positions during April 2024.
(3)	Mr. Manfredonia was hired August 2024.
(4)	Mr. Marion was promoted to his position July 2024.

Performance−Based Incentive Compensation

Historically, the Compensation Committee has considered, and in some cases established, incentive bonus plans for other executive officers that align pay with performance. Because the Company has not in the Committee’s judgment achieved sufficient levels of revenues or profits, the Committee did not approve performance-based incentive compensation awards for named executive officers in 2024.

During 2024, the Compensation Committee developed a new performance-based incentive compensation plan for our executive officers, initiating for fiscal 2025. The performance-based incentive compensation program will consist of (i) annual performance-based cash bonus opportunity and (ii) long-term equity incentive compensation consisting of equity awards.

The Compensation Committee has developed a performance-based annual cash bonus plan for 2025. Cash bonus amounts awarded will be determined based on (i) a percentage of each executive position’s base pay, (ii) Company performance, (iii) individual performance. Weighting of Company performance will be 80% and individual performance will be 20%.

The cash bonus pool will be based on achievement of key financial metrics for the fiscal year, funded as 25% of Adjusted EBITDA greater than $2.0 million, and up to 150% of target. Individual performance will be tied to the achievement of quarterly initiatives, which will be at least 5 measurable objectives defined for that position that are strategic for the Company in achieving its goals.

For fiscal 2025, the Compensation Committee set target bonus levels as follows:

Name	Target Bonus % of Base Salary	Target Cash Bonus
Lawrence D. Firestone
Chief Executive Officer	100%	$425,000
Daniel A. Otto
Chief Financial Officer	75%	$236,250
Jonathan Staffeldt
General Counsel	75%	$236,250
Robert Manfredonia
Executive Vice President Sales and Marketing	75%	$206,250
Scott Marion
Vice President Manufacturing Operations	75%	$206,250

Long-Term Equity Incentive Program Compensation

Our 2021 Omnibus Incentive Plan, as amended and restated, authorizes the Company to grant various types of equity awards, including stock options and restricted stock units, as incentives for management to increase stockholder value. Equity awards are granted to executive officers as long−term incentives in order to align executives’ performance with the interests of the Company’s stockholders. In addition, the multi-year nature of the vesting periods of such awards encourages executive retention.

Our Compensation Committee has authority to determine eligible participants, the types of awards, and the terms and conditions of awards. Upon review of the Company’s financial performance for 2024, the Committee determined to forego issuance of long-term equity incentive awards for 2024.

For 2025, the Compensation Committee has developed a new long-term equity incentive program, whereby recipients equity awards will be aligned to the prior fiscal years achieved cash bonus, with initial grants for fiscal 2025 being set as equal to the target cash bonus amounts. Equity awards will be split as 75% non-qualifying stock options (NQSO’s) and 25% restricted stock units (RSU’s), and the number of shares to award will be determined by taking the target cash bonus as the numerator divided by the 30-day average of closing stock price prior to grant as the denominator. All equity awards will vest in equal annual installments over a three-year period, subject to continued service with us.

For fiscal 2025, the table below summarized the number of NQSO’s and RSU’s granted to our executives, based on a 30-day average closing stock price of $3.54 and grant date price of $2.01.

Name	NQSO’s (#)	RSU’s (#)
Lawrence D. Firestone
Chief Executive Officer	90,043	30,014
Daniel A. Otto
Chief Financial Officer	50,054	16,684
Jonathan Staffeldt
General Counsel	50,054	16,684
Robert Manfredonia
Executive Vice President Sales and Marketing	43,698	14,565
Scott Marion
Vice President Manufacturing Operations	43,698	14,565

Retirement and other benefits

As employees, the executives were eligible to participate in health and welfare benefits, as offered to our general workforce, designed to attract and retain a skilled workforce in a competitive marketplace. These benefits help ensure that the Company has a healthy and focused workforce through reliable and competitive health and other personal benefits. We do not maintain any pension or non-qualified deferred compensation plans, but we do sponsor a 401(k)-plan pursuant to which we make a safe harbor non-elective contribution of 3% of the employee’s annual compensation, subject to certain wage maximums, to provide employees with the opportunity to save for retirement on a tax deferred basis. These benefits were considered in relation to total compensation packages, but did not materially impact decisions regarding other elements of executive officer compensation.

Policy on Hedging Transactions

We prohibit our officers and directors from engaging in hedging transactions or arrangements designed to lock in the value of their company securities. This prevents our officers and directors from continuing to own company securities without having the full risks and rewards of ownership.

Recoupment/Clawback Policies

The Sarbanes-Oxley Act of 2002 subjects incentive compensation and stock sale profits of our CEO and CFO to forfeiture in the event of an accounting restatement resulting from any non-compliance, as a result of misconduct, with any financial reporting requirement under GAAP and SEC rules. On June 22, 2023 we adopted the 22nd Century Group, Inc. Compensation Recovery Policy in full compliance with Listing Rule 5608(a).

Compensation Committee Interlocks and Insider Participation

During the last fiscal year, no member of the Compensation Committee had a relationship with us that required disclosure under Item 404 of Regulation S-K. During the past fiscal year, none of our executive officers served as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, for any entity that has one (1) or more executive officers who served as members of our Board of Directors or our Compensation Committee. None of the members of our Compensation Committee is an officer or employee of our Company, nor have they ever been an officer or employee of our Company.

Compensation Committee Report

For the year ended December 31, 2024, the Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management and Board of Directors. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

Submitted by the members of the Compensation Committee

Lucille S. Salhany, Chair

Andrew Arno

Anthony Johnson

Executive Compensation

SUMMARY COMPENSATION TABLE FOR 2024

The following table summarizes the compensation of our NEOs for 2024. The amounts reported for stock awards may not represent the amounts that the NEOs will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on our performance, stock price and continued employment.

Name and Principal Position	Year	Salary	Bonus (1)	Option Awards	Stock Awards	Non-Equity Incentive Compensation	All Other Compensation (2)	Total
Lawrence D. Firestone	2024	$411,219	$—	$—	$—	$—	$15,460	$426,679
Chief Executive Officer	2023	$32,692	$—	$—	$—	$—	$—	$32,692
Daniel A. Otto	2024	$279,412	$60,000	$—	$—	$—	$30,570	$369,982
Chief Financial Officer
Jonathan Staffeldt	2024	$294,048	$62,500	$—	$—	$—	$17,393	$373,941
General Counsel
Robert Manfredonia	2024	$104,007	$—	$—	$—	$—	$5,035	$109,042
EVP Sales and Marketing
Scott Marion	2024	$237,429	$—	$—	$—	$—	$29,155	$266,584
VP Manufacturing Operations

(1)	Bonus amounts relate to amounts paid under retention agreements executed during July 2023 with the respective individuals. Remaining amounts owed under the retention agreements were terminated in April 2024.
(2)	All Other Compensation consists of the following:

			Employer
			Contributions
			to Company	All Other
		Fringe	401(k)	Compensation
Name	Year	Benefits *	Plan	Total
Lawrence D. Firestone	2024	$8,104	$7,356	$15,460
Daniel A. Otto	2024	$21,812	$8,758	$30,570
Jonathan Staffeldt	2024	$8,589	$8,804	$17,393
Robert Manfredonia	2024	$5,035	$—	$5,035
Scott Marion	2024	$21,955	$7,200	$29,155

*	Includes Company paid premiums for health insurance, dental insurance, group-term life insurance, and long-term disability insurance.

GRANTS OF PLAN BASED AWARDS DURING 2024

As described above in the Compensation Discussion and Analysis, we did not grant equity awards during fiscal 2024 to our NEOs.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

None of our NEOs had any outstanding equity awards outstanding as of December 31, 2024.

OPTION EXERCISES AND STOCK VESTED DURING 2024

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)(1)
Lawrence D. Firestone	—	$—	—	$—
Daniel A. Otto	—	$—	18	$309
Jonathan Staffeldt	—	$—	7	$116
Robert Manfredonia	—	$—	—	$—
Scott Marion	—	$—	—	$—

(1)	The value realized on vesting is based on the closing stock price of the Company’s common stock on the date of vesting. The amount does not reflect the actual amount that may be realized. Based on timing of vesting, amounts are prior to reverse stock split of 1 for 135 on December 17, 2024.

Pay versus Performance

The following table shows the past four (4) fiscal years’ total compensation for our named executive officers as set forth in the Summary Compensation Table, the “compensation actually paid” to our named executive officers (as determined under SEC rules), our total stockholder return (TSR), and our net income (loss).

SEC rules require certain adjustments be made to the Summary Compensation Table totals to determine Compensation Actually Paid as reported in the Pay Versus Performance Table. Compensation Actually Paid does not necessarily represent cash and/or equity value transferred to the applicable named executive officer without restriction, but rather is a valuation calculated under applicable SEC rules. In general, Compensation Actually Paid is calculated as summary compensation table total compensation adjusted to (a) include the value of any pension benefit (or loss) attributed to the past fiscal year, including on account of any amendments adopted during such year; and (b) include the fair market value of equity awards as of December 31, 2024 or, if earlier, the vesting date (rather than the grant date) and factor in dividends and interest accrued with respect to such awards. For purposes of the disclosure below, no pension valuation adjustments were required.

	Summary														Value of Initial
	Compensation												Average		Fixed $100
	Table Total												Summary	Average	Investment
	for Principal						Compensation						Compensation	Compensation	Based on
	Executive Officer						Actually						Table Total	Actually Paid	Total	Net Income
	(“PEO”)(1)						Paid to PEO(2)						for Non-PEO	to Non-PEO	Stockholder	(Loss)
Year	James A. Mish		John J. Miller		Lawrence D. Firestone		James A. Mish		John J. Miller		Lawrence D. Firestone		NEOs(1)	NEOs(3)	Return(4)	($000’s)(5)
2024	$	N/A	$	N/A		$426,678	$	N/A	$	N/A		$426,678	$234,702	$(334,676)	$0.01	$(15,164)
2023		$706,778		$221,468		$32,692		$(529,515)		$25,450		$32,692	$707,165	$425,756	$0.56	$(140,775)
2022		$4,011,094	$	N/A	$	N/A		$1,495,978	$	N/A	$	N/A	$888,087	$411,232	$42	$(59,801)
2021		$2,534,464	$	N/A	$	N/A		$2,829,984	$	N/A	$	N/A	$1,301,446	$1,492,488	$140	$(32,609)

(2)	During 2024, Lawrence D. Firestone was our PEO and our non-PEO NEOs were R. Hugh Kinsman, John J. Miller, Daniel A. Otto, Jonathan Staffeldt, Robert Manfredonia and Scott Marion. From January 2022 through July 2023, James A. Mish was our PEO and our non-PEO NEOs for 2023 were R. Hugh Kinsman, John J. Miller, and Peter Ferola. Additionally, from July 2023 through November 2023, John J. Miller served as interim chief executive officer and PEO. For the period December 1, 2023 through December 31, 2023, our PEO was Lawrence D. Firestone. Our non-PEO NEO’s for 2022 were John Franzino, Michael J. Zercher, R. Hugh Kinsman, John J. Miller and Richard Fitzgerald. The amounts disclosed reflect the adjustments listed in the tables below to the amounts reported in the Summary Compensation Table for PEO:

		Less:	Plus:	Plus (Less):	Plus (Less):	Less:
		Total Equity	Value Of Awards Granted During Current	Year over Year Change in Fair Value Of Unvested	Vesting Date Value Of Awards that Vested During Current	Value of Awards Forfeited During Current	Total
Year	PEO	Compensation	Year	Awards	Year	Year	Adjustments
2024	Lawrence D. Firestone	$—	$—	$—	$—	$—	$—
2023	James A. Mish	$(357,904)	$—	$—	$(37,677)	$(840,712)	$(1,236,293)
2023	John. J. Miller	$—	$—	$(191,179)	$(4,839)	$—	$(196,019)
2023	Lawrence D. Firestone	$—	$—	$—	$—	$—	$—
2022	James A. Mish	$(3,025,989)	$1,272,573	$(650,700)	$(111,000)	$—	$(2,515,116)
2021	James A. Mish	$(1,440,000)	$1,390,500	$—	$345,000	$—	$295,500

(3)	The amounts disclosed reflect the adjustments listed in the tables below to the amounts reported in the Summary Compensation Table for our non-PEO NEO’s:

		Plus:	Plus (Less):	Plus (Less):	Plus:
	Less:	Value	Year over Year	Vesting Date Value	Value of Award
	Total	Of Awards Granted	Change in Fair Value	Of Awards that Vested During	Granted and Vested During
Year	Equity Compensation	During Current Year	Of Unvested Awards	Current Year	Current Year	Total Adjustments
2024	$—	$—	$—	$—	$(567,378)	$(569,378)
2023	$(161,568)	$1,140	$(117,994)	$(2,987)	$—	$(281,409)
2022	$(396,380)	$160,417	$(52,056)	$(227,908)	$39,072	$(476,855)
2021	$(736,317)	$648,900	$159,275	$119,184	$—	$191,042

(4)	Total Stockholder Return illustrates the value, as of the last day of the indicated fiscal year, of an investment of $100 in XXII common stock on January 1, 2021.

(5)	The dollar amounts reported represent the amount of net income (loss) reflected in our consolidated audited financial statements for the applicable year.

Analysis of the Information Presented in the Pay Versus Performance Table

Compensation Actually Paid and Net Income (Loss)

Due to the nature of our Company’s consolidated financial statements and primary focus on research and development for utilizing plant technologies to improve health and wellness with reduced nicotine tobacco, our Company has not historically utilized net income (loss) as a performance measure for our executive compensation program. From 2022 to 2024, our net loss increased and the Compensation Actually Paid to our PEO and Non-PEO NEOs decreased between those years.

PEO and Non-PEO NEO Compensation Actually Paid and Company Total Stockholder Return (“TSR”)

The following chart sets forth the relationship between Compensation Actually Paid to our PEO, the average of Compensation Actually Paid to our Non-PEO NEOs, and the Company’s TSR over the period covering fiscal years 2021 to 2024. A large component of our executive compensation is equity-based to align compensation with performance, but also includes other appropriate incentives such as cash bonuses that are designed to incentivize our executives to achieve annual corporate goals. We believe the equity-based compensation strongly aligns our PEO and Non-PEO NEOs’ interests with those of our stockholders to maximize long-term value and encourages long-term employment.

Employment Agreements with Named Executive Officers

Currently, we do not have any employment agreements with any of our executive officers.

Compensation of Directors

Elements of 2024 Non-Employee Director Compensation

Non-employee directors are compensated for their service on our Board as shown below. Directors who are employees of the Company receive no additional compensation for serving as directors. The Compensation Committee periodically reviews the compensation of our non-employee directors and considers market practices.

Given the performance of the Company and the resulting cash constraints during financial restructuring executed throughout 2024, the Board approved a reduced cash and no equity-based compensation for non-employee directors in 2024 as follows:

2024 Director Compensation (non-employee)2
Annual cash retainer:	$20,000
Chair of the Board or Lead Independent Director	$20,000
Chair of Audit Committee	$10,000
Chair of Compensation or Corporate Governance & Nominating Committee	$5,000
Member of a Board Committee	$5,000
Annual RSU award value:	$0

For fiscal 2025, compensation will consist of cash and equity-based awards, as set forth below:

2025 Director Compensation (non-employee)
Annual cash retainer:	$20,000
Chair of the Board or Lead Independent Director	$20,000
Chair of Audit Committee	$10,000
Chair of Compensation or Corporate Governance & Nominating Committee	$5,000
Member of a Board Committee	$5,000
Annual equity award value:
Chair of the Board or Lead Independent Director	$60,000
Member of a Board Committee	$35,000

Non-employee director equity-based awards will vest annually, and consist of a mix weighted as 75% non-qualifying stock options (NQSO’s) and 25% restricted stock units (RSU’s).

NON-EMPLOYEE DIRECTOR COMPENSATION FOR 2024

Name	Fees earned or paid in cash(1)	Option Awards	Stock Awards	All Other Compensation	Total
Andrew Arno	$30,000	$—	$—	$—	$30,000
Lucille S. Salhany	$17,500	$—	$—	$—	$17,500
Anthony Johnson	$17,500	$—	$—	$—	$17,500

(1)	On February 9, 2024, the Board of Directors voted to waive any cash compensation for non-employee directors for the first two quarters of 2025. All amounts reflected as fees earned or paid in cash exclude the cash portion waived.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 28, 2025, by:

(i)	each person who, to our knowledge, owns more than 5% of our common stock;

(ii)	each of our current directors, director nominees and executive officers; and

(iii)	all our current directors, director nominees and executive officers as a group.

To our knowledge, no person owns more than 5% of our common stock. Derivative securities exercisable or convertible into shares of our common stock within sixty (60) days of April 28, 2025 are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding securities but are not deemed outstanding for computing the percentage of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The address of named beneficial owners that are officers and/or directors of the Company is: c/o 22nd Century Group, Inc., 321 Farmington Road, Mocksville, North Carolina. 27028. The following table is based upon information supplied by officers and directors, and with respect to 5% or greater stockholders who are not officers or directors, information filed with the SEC (based on a review of filings made with the SEC on Schedules 13D, 13G, and Form 4).

	Number of
	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)

5% + Beneficial Stockholders
SEG Opportunity Fund, LLC(2)	409,122	9.99%
Anson Funds Management LP(3)	409,122	9.99%
Iroquois Capital Management L.L.C. (4)	409,122	9.99%
Gregory Castaldo (5)	409,122	9.99%

Management and Directors:
Lawrence D. Firestone(6)	402	*
Daniel A. Otto(7)	2	*
Jonathan Staffeldt(7)	6	*
Robert Manfredonia(8)	0	*
Scott Marion(9)	4	*
Andrew Arno(10)	47	*
Anthony Johnson(10)	7	*
Lucille Salhany(10)	5	*
All directors and executive officers as a group (8 persons)(6) - (10)	473	0.01%

(1)	Based on 4,095,322 shares of common stock issued and outstanding as of April 28, 2025.
(2)	Information from Schedule 13G/A filed on December 3, 2024 by each of Joseph Reda and SEG Opportunity Fund, LLC, a New York limited liability company (“SEG”, and together with Mr. Reda, “Reporting Persons”). Mr. Reda is the manager of, and may be deemed to beneficially own securities beneficially owned by, SEG. Mr. Reda and SEG are the record and direct beneficial owners of the shares of common stock. The principal business office is 1 Wolfs Lane Suite 316 Pelham, NY 10803.
(3)	Information from Schedule 13G/A filed on November 14, 2024 on behalf of Anson Funds Management LP (d/b/a Anson Funds), a Texas limited partnership, Anson Management GP LLC, a Texas limited liability company, Mr. Tony Moore, the principal of Anson Funds Management LP and Anson Management GP LLC, Anson Advisors Inc., an Ontario, Canada corporation, Mr. Amin Nathoo, a director of Anson Advisors Inc., and Mr. Moez Kassam, a director of Anson Advisors Inc.. Ownership relates to a private fund to which Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors (the “Fund”). Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to the Fund and may direct the vote and disposition of the shares of Common Stock held by the Fund. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the shares of Common Stock held by the Fund. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Moore may direct the vote and disposition of the shares of Common Stock held by the Fund. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of the shares of Common Stock held by the Fund. Business address is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248

(4)	Information from Schedule 13G filed on October 23, 2024 on behalf of (i) Iroquois Capital Management L.L.C., a Delaware limited liability company (“Iroquois”), (ii) Richard Abbe, an individual who is a citizen of the United States of America and (iii) Kimberly Page, an individual who is a citizen of the United States of America. Mr. Abbe shares authority and responsibility for the investments made on behalf of Iroquois Master Fund with Ms. Kimberly Page, each of whom is a director of the Iroquois Master Fund. As such, Mr. Abbe and Ms. Page may each be deemed to be the beneficial owner of all shares of Common Stock held by and underlying the Reported Warrants (each subject to the Blockers) held by, Iroquois Master Fund. Iroquois Capital is the investment advisor for Iroquois Master Fund and Mr. Abbe is the President of Iroquois Capital. Mr. Abbe has the sole authority and responsibility for the investments made on behalf of ICIG. As such, Mr. Abbe may be deemed to be the beneficial owner of all shares of Common Stock held by and underlying the Reported Warrants (each subject to the Blockers) held by, Iroquois Master Fund and ICIG. The foregoing should not be construed in and of itself as an admission by any Reporting Person as to beneficial ownership of shares of Common Stock owned by another Reporting Person. Each of the Reporting Persons hereby disclaims any beneficial ownership of any such shares of Common Stock except to the extent of their pecuniary interest therein. The principal business office of all of the Reporting Persons is 2 Overhill Road, Scarsdale, New York 10583.
(5)	Information from Schedule 13G filed on October 9, 2024. Business address is 3776 Steven James Drive, Garnet Valley, PA 19060.
(6)	30,014 restricted stock units and 90,043 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of April 28, 2025.
(7)	16,684 restricted stock units and 50,054 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of April 28, 2025.
(8)	Robert 14,565 restricted stock units and 43,698 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of April 28, 2025.
(9)	4,237 restricted stock units and 12,713 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of April 28, 2025.
(10)	2,472 restricted stock units and 7,416 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of April 28, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Each of our executive officers, directors or nominees for director is required to disclose to our Audit Committee certain information relating to related person transactions for review, approval or ratification by our Audit Committee. In making a determination about approval or ratification of a related person transaction, our Audit Committee will consider the information provided regarding the related person transaction and whether consummation of the transaction is believed by the Audit Committee to be in our best interests. Our Audit Committee may take into account the effect of a director’s related person transaction on the director’s status as in independent member of our Board of Directors and eligibility to serve on committees of our Board under SEC rules and the listing standards of the Nasdaq Stock Market. Any related person transaction must be disclosed to our full Board of Directors. Except as set forth below, There were no related party transactions during 2024 and 2023.

Beginning in the fourth quarter of 2024, the Company recorded $154 of revenue, net and corresponding contract asset with a related party contract manufacturing customer, as a result of an executive of the Company holding an advisory board position. The Tobacco Company (“TTC”), for the sale of private label cigarettes. The customer relationship is conducted at arm’s length.

Item 14. Principal Accounting Fees and Services.

The following table shows the fees billed to us for the audits and other services provided by for the fiscal years ended December 31, 2024 and 2023, respectively, by Freed Maxick P.C.

	2024	2023
Audit fees	$299,055	$570,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$299,055	$570,000

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our consolidated annual financial statements and the quarterly reviews of financial statements and for any other services that are normally provided by our independent registered public accountants in connection with our statutory and regulatory filings or engagements.

All of the services described above were pre-approved by our Audit Committee. The Committee concluded that the provision of these services by Freed Maxick P.C. would not affect their independence.

Pre-Approval Policies and Procedures

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Item 15(b). Exhibits

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

22nd CENTURY GROUP, INC.

Date:	April 30, 2025	By:	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	April 30, 2025	By:	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)

