Form 10-Q
period 2025-03-31
22nd Century Group, Inc.
filed 2025-05-13
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

Yes  ☐ No  ☒

As of May 12, 2025, there were 11,507,622 shares of common stock issued and outstanding (including 5,139,211 shares held in abeyance).

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$1,133	$4,422
Accounts receivable, net	4,322	1,698
Inventories	2,555	2,015
Insurance recoveries	768	768
GVB promissory note	—	500
Prepaid expenses and other current assets	1,559	1,068
Current assets of discontinued operations held for sale	758	1,051
Total current assets	11,095	11,522
Property, plant and equipment, net	2,662	2,773
Operating lease right-of-use assets, net	1,572	1,639
Intangible assets, net	6,114	5,724
Other assets	15	15
Total assets	$21,458	$21,673

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable - current	$—	$254
Current portion of long-term debt	3,929	1,500
Operating lease obligations	272	261
Accounts payable	3,089	2,401
Accrued expenses	2,121	1,021
Accrued litigation	768	768
Accrued payroll	208	318
Accrued excise taxes and fees	3,849	2,038
Deferred income	79	20
Other current liabilities	1,223	100
Current liabilities of discontinued operations held for sale	858	1,281
Total current liabilities	16,396	9,962
Long-term liabilities:
Operating lease obligations	1,363	1,437
Long-term debt	—	5,165
Other long-term liabilities	74	1,097
Total liabilities	17,833	17,661
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 250,000,000 shares authorized
Capital stock issued and outstanding:
2,733,232 common shares (730,148 at December 31, 2024)
Common stock, par value	—	—
Capital in excess of par value	401,824	397,883
Accumulated deficit	(398,199)	(393,871)
Total shareholders' equity	3,625	4,012
Total liabilities and shareholders’ equity	$21,458	$21,673

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues, net	$5,956	$6,469
Cost of goods sold	2,884	4,213
Excise taxes and fees on products	3,681	3,385
Gross (loss) profit	(609)	(1,129)
Operating expenses:
Sales, general and administrative	1,799	2,906
Research and development	162	425
Other operating expense, net	—	(26)
Total operating expenses	1,961	3,305
Operating loss from continuing operations	(2,570)	(4,434)
Other income (expense):
Other income (expense), net	(162)	—
Interest income, net	16	—
Interest expense	(558)	(1,016)
Total other income (expense), net	(704)	(1,016)
Loss from continuing operations before income taxes	(3,274)	(5,450)
Provision for income taxes	—	—
Net loss from continuing operations	$(3,274)	$(5,450)

Discontinued operations:
Loss from discontinued operations before income taxes	$(1,054)	$(289)
Provision for income taxes	—	—
Loss from discontinued operations	$(1,054)	$(289)

Net loss	$(4,328)	$(5,739)
Comprehensive loss	$(4,328)	$(5,739)

Net loss	$(4,328)	$(5,739)
Deemed dividends	—	(3,589)
Net loss available to common shareholders	$(4,328)	$(9,328)

Basic and diluted loss per common share from continuing operations	$(1.89)	$(230.82)
Basic and diluted loss per common share from discontinued operations	$(0.61)	$(12.25)
Basic and diluted loss per common share from deemed dividends	$—	$(152.00)
Basic and diluted loss per common share	$(2.50)	$(395.07)

Weighted average shares outstanding - basic and diluted	1,729,212	23,612

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2025

	Common	Par Value	Capital in		Total
	Shares	of Common	Excess of	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Deficit	Equity
Balance at January 1, 2025	730,148	$—	$397,883	$(393,871)	$4,012
Stock issued in connection with settled indebtedness	56,320	—	270	—	270
Stock issued in connection with licensing arrangement	47,804	—	230	—	230
Stock issued in connection with warrant exercises	1,380,360	—	—	—	—
Stock issued upon conversion of Senior Secured Credit Facility	518,600	—	3,132	—	3,132
Conversion option remeasurement (Note 6)	—	—	283	—	283
Equity-based compensation	—	—	26	—	26
Net loss	—	—	—	(4,328)	(4,328)
Balance at March 31, 2025	2,733,232	$—	$401,824	$(398,199)	$3,625

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and 1-for-135 reverse stock split on December 17, 2024.

	Three Months Ended March 31, 2024

	Common	Par Value	Capital in		Total
	Shares	of Common	Excess of	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Deficit	Equity (Deficit)
Balance at January 1, 2024	20,313	$—	$370,297	$(378,707)	$(8,410)
Stock issued in connection with RSU vesting, net of 3 shares withheld for taxes	29	—	(1)	—	(1)
Stock issued in connection with licensing arrangement	86	—	100	—	100
Stock issued in connection with warrant exercises, net of fees of $176	5,538	—	2,245	—	2,245
Equity-based compensation	—	—	181	—	181
Fractional shares issued for reverse stock split	876	—	—	—	—
Net loss	—	—	—	(5,739)	(5,739)
Balance at March 31, 2024	26,842	$—	$372,822	$(384,446)	$(11,624)

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and 1-for-135 reverse stock split on December 17, 2024.

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(4,328)	$(5,739)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets - held for sale	293	—
Amortization and depreciation	224	266
Amortization of right-of-use asset	67	62
Provision for credit losses	513	2
Loss on sale or disposal of machinery and equipment	—	65
Debt related charges included in interest expense	680	807
Equity-based compensation	26	181
Change in fair value of warrant liabilities	162	—
Change in fair value of derivative liability	—	82
Change in inventory reserves	(28)	431
Changes in operating assets and liabilities:
Accounts receivable	(2,638)	(77)
Inventories	(512)	1,026
Prepaid expenses and other assets	(491)	486
Accounts payable	355	632
Accrued expenses	1,067	127
Accrued payroll	(111)	(417)
Accrued excise taxes and fees	1,811	291
Other liabilities	(66)	(480)
Net cash used in operating activities	(2,976)	(2,255)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(49)	—
Acquisition of property, plant and equipment	(10)	(7)
Proceeds from the sale of property, plant and equipment	—	22
Net cash (used in) provided by investing activities	(59)	15
Cash flows from financing activities:
Payments on notes payable	(254)	(545)
Net proceeds from warrant exercise	—	2,245
Taxes paid related to net share settlement of RSUs	—	(1)
Net cash (used in) provided by financing activities	(254)	1,699
Net decrease in cash and cash equivalents	(3,289)	(541)
Cash and cash equivalents - beginning of period	4,422	2,058
Cash and cash equivalents - end of period	$1,133	$1,517

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$445	$8
Deemed dividends	$—	$3,589
Stock issued in connection with settled indebtedness	$270	$—
Non-cash licensing arrangement	$230	$—
Equity conversion of Senior Secured Credit Facility	$3,132	$—
Conversion option remeasurement	$283	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $2,976 and $2,255 for the three months ended March 31, 2025 and 2024, respectively, and an accumulated deficit of $398,199 and $393,871 as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, the Company had cash and cash equivalents of $1,133.

Given the Company’s projected operating requirements and its existing cash and cash equivalents, there is substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

In response to these conditions, management is currently evaluating different strategies for reducing expenses, as well as pursuing financing strategies which include raising additional funds through the issuance of debt or equity securities, asset sales, and through arrangements with strategic partners. If capital is not available to the Company when, and in the amounts needed, it could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that the Company will be able to raise the capital it needs to continue operations. Management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

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

Warrants - The Company accounts for stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815) depending on the specific terms of the warrant agreement. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Deemed dividends associated with down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common stockholders and a corresponding increase to Capital in excess of par value resulting in no change to stockholders’ equity/deficit. See Note 10 “Capital Raises and Warrants for Common Stock.”

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

Embedded Derivatives – The Company considers whether there are any embedded features in debt instruments that require bifurcation and separate accounting as derivative financial instruments pursuant to ASC 815. Embedded derivatives are initially and subsequently measured at fair value. With the exception of the embedded conversion option as described in Note 6 “Debt”, the embedded derivatives associated with the Company’s Senior Secured Credit Facility and Subordinated Note are not material.

The Company accounts for its convertible debt instrument, for which the conversion option is not bifurcated and accounted for separately as a derivative and is modified or exchanged in a transaction that is not accounted for as an extinguishment, the accounting is determined based on whether there is an increase or decrease in the fair value of the embedded conversion option. The fair value is calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange. An increase in fair value is recorded as a decrease to the carrying amount of the debt instrument with a corresponding increase to Capital in Excess of Par Value.

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

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators for continuing operations during the three months ended March 31, 2025.

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

The Company maintains general liability insurance policies for its property and facilities. Under the terms of our insurance policies, in the case of loss to a property, the Company follows the guidance in ASC 610-30, Other Income —Gains and Losses on Involuntary Conversions, for the conversion of nonmonetary assets (the properties) to monetary assets (insurance recoveries). Under ASC 610-30, once the recovery is deemed probable the Company recognizes an asset for the insurance recovery receivable in the Condensed Consolidated Balance Sheets, with corresponding income that is offsetting to the casualty losses recorded in the Condensed Consolidated Statements of Operations and Comprehensive Loss. If the insurance recovery is less than the amount of the casualty charges recognized, the Company will recognize a loss whereas if the insurance recovery is greater than the amount of casualty loss recognized, the Company will only recognize a recovery up to the amount of the casualty loss and will account for the excess as a gain contingency. Business interruption insurance is treated as a gain contingency.

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

Beginning in the fourth quarter of 2024, the Company generated revenue from a related party contract manufacturing customer. During the three month period ended March 31, 2025, private label cigarette revenue, net and corresponding contract asset from the related party were not material.

Revenue Recognition – The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For additional discussion on revenue recognition, refer to Note 8 “Revenue Recognition”.

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

Recently Issued Accounting Pronouncements –

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The ASU requires additional disclosures regarding segment expenses and other items on an interim and annual basis. The amendments in ASU 2023-07 were adopted by the Company effective January 1, 2024. See Note 13 “Segment and Geographic Information.”

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. For public business entities, the ASU is effective for annual periods beginning after December 15, 2024. The ASU did not have a material impact to the Condensed Consolidated Financial Statements.

Accounting Guidance Not Yet Elected or Adopted

We consider the applicability and impact of all ASUs. If the ASU is not listed above, it was determined that the ASU was either not applicable or would have an immaterial impact on our financial statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS AND DIVESTITURES

As of March 31, 2025 and December 31, 2024, all assets and liabilities of the former hemp/cannabis business are presented as current in the Condensed Consolidated Balance Sheets. The carrying amounts of the former hemp/cannabis assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	March 31,	December 31,
	2025	2024
Property, plant and equipment, net	$758	$1,051
Current assets of discontinued operations held for sale	$758	$1,051

Accounts payable	$840	$1,210
Accrued expenses	18	71
Current liabilities of discontinued operations held for sale	$858	$1,281

Net liabilities	$(100)	$(230)

Net loss from discontinued operations for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
Revenues, net	$—	$—
Cost of goods sold	—	—
Gross loss	—	—
Operating expenses:
Sales, general and administrative	8	67
Research and development	(337)	48
Other operating expense, net	1,172	99
Total operating expenses	843	214
Operating loss from discontinued operations	(843)	(214)
Other income (expense):
Interest expense	(211)	(75)
Total other expense	(211)	(75)
Loss from discontinued operations before income taxes	(1,054)	(289)
Provision (benefit) for income taxes	—	—
Loss from discontinued operations	$(1,054)	$(289)

During the three month periods ended March 31, 2025 and 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $337 and $152, respectively. Additionally, for the three month period ended March 31, 2024, Other operating expense, net was comprised of $500 provision for credit loss for the GVB promissory note (see Note 6 “Debt”) and $293 of impairment charges related to the expected sale of Needle Rock Farms land property (see Note 14 “Subsequent Events”).

Cash flow information from discontinued operations for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash used in operating activities	$1,185	$255
Cash provided by investing activities	$-	$22

Depreciation and amortization	$-	$-
Capital expenditures	$-	$-

NOTE 3. – INVENTORIES

Inventories at March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
Raw materials	$2,447	$1,616
Work in process	1	—
Finished goods	107	399
	$2,555	$2,015

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at March 31, 2025 and December 31, 2024 consisted of the following:

	Gross	Accumulated	Net Carrying
March 31, 2025	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,960	$(2,369)	$591
License fees	4,894	(2,060)	2,834
Total amortizing intangible assets	$7,854	$(4,429)	$3,425
Indefinite-lived:
Trademarks			$137
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,689
Total intangible assets, net			$6,114

	Gross	Accumulated		Net Carrying
December 31, 2024	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,948	$(2,268)	$(68)	$612
License fees	4,415	(1,990)	-	2,425
Total amortizing intangible assets	$7,363	$(4,258)	$(68)	$3,037
Indefinite-lived:
Trademarks				$135
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,687
Total intangible assets, net				$5,724

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended
	March 31,
	2025	2024
Cost of goods sold	$3	$3
Research and development	100	101
Total amortization expense	$103	$104

Estimated future intangible asset amortization expense based on the carrying value as of March 31, 2025 is as follows:

	Remainder for 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$323	$379	$381	$356	$237	$1,749

NOTE 5. FAIR VALUE MEASUREMENTS

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The following table presents information about our liabilities measured at fair value at March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	March 31, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 warrants	$—	$—	$1,185	$1,185
Total liabilities	$—	$—	$1,185	$1,185

	Fair Value
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 Warrants	$—	$—	$1,023	$1,023
Total liabilities	$—	$—	$1,023	$1,023

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2025	$1,023
Fair value measurement adjustment	162
Fair value measurement at March 31, 2025	$1,185

The Omnia warrants were measured at March 31, 2025 and December 31, 2024 using a Monte Carlo valuation model with the following assumptions:

	March 31,		December 31,
	2025		2024
Risk-free interest rate per year	3.9%		4.3%
Expected volatility per year	124.2%		119.0%
Expected dividend yield	—%		—%
Contractual expiration	4.1	years	4.3	years
Exercise price	$288.90		$288.90
Stock price	$1.44		$5.31

The warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The Omnia 2023 warrants were extinguished and the Omnia 2024 warrants were issued in April 2024. The Omnia 2024 warrants are classified as Other current liabilities on the Condensed Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2025 and 2024, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 6. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of Debentures (as defined below) and previously, a subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment. The Subordinated Note was extinguished in April 2024, as described below.

Debt related to the Senior Secured Credit Facility as of March 31, 2025 and December 31, 2024 consists of the following:

	March 31,	December 31,
	2025	2024
Senior Secured Credit Facility	$4,558	$7,690
Unamortized discount on loan and deferred debt issuance costs	(629)	(1,025)
Total debt	$3,929	$6,665
Current portion of long-term debt	(3,929)	(1,500)
Total long-term debt	$—	$5,165

Debentures

On March 3, 2023, the Company entered into a Securities Purchase Agreement with each of the purchasers party thereto (collectively, the “Purchasers”) and JGB Collateral, LLC, as collateral agent for the Purchasers (the “Agent”) which pursuant to the agreement, the Company sold 5% original issuance discount senior secured debentures with an aggregate principal amount of $21,053. The Debentures bear interest at a rate of 7% per annum, payable monthly in arrears as of the last trading day of each month and on the maturity date. The Debentures mature on March 3, 2026. At the Company’s election, subject to certain conditions, interest can be paid in cash, shares of the Company’s common stock, or a combination thereof. The Debentures are subject to an exit payment equal to 5% of the original principal amount, or $1,053, payable on the maturity date or the date the Debentures are paid in full (the “Exit Payment”). The Company may at any time irrevocably elect to redeem all of the then outstanding principal amount of the Debentures for cash in an amount equal to the entire outstanding principal balance, including accrued and unpaid interest, the Exit Payment and a prepayment premium in an amount equal to 3% of the outstanding principal balance as of the prepayment date (collectively, the “Prepayment Amount”). Upon the entry into a definitive agreement that would effect a change in control (as defined in the Debentures) of the Company, the Agent may require the Company to prepay the outstanding principal balance in an amount equal to the Prepayment Amount. At its option, the holder of a Debenture may require the Company to redeem 2% of the original principal amount of the Debentures per calendar month which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof.

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

Subsequently, on December 22, 2023, the Company, the Holders and the Agent entered into an Amendment Agreement (the “December 2023 Amendment”) pursuant to which the Holders and the Agent consented to the Purchase Agreement, as amended by the GVB Amendment (see Note 2 “Discontinued Operations and Divestitures”). In consideration of the Holders and the Agents’ consent, the Company agreed to (i) pay to the Agent, a cash payment of $2,200 to reduce the outstanding principal of the Debentures (which includes the cash portion of the New Purchase Price paid directly to Agent by Buyer which consists of a cash payment of $1,100 and an additional $1,100 paid by the Company), (ii) a 12% secured promissory note issued to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “GVB Promissory Note”), (iii) assign the GVB Insurance Proceeds to the Agent until the outstanding aggregate principal amount of the Debentures, plus accrued and unpaid interest, has been repaid in full; provided that the first $1,000 of Insurance Proceeds in excess of $5,000 shall be applied as stated in the agreement, and (iv) post-closing enter into a deed in lieu of foreclosure agreement with respect to 224 acres of real property in Delta County, Colorado commonly known as Needle Rock Farms, resulting in a non-monetary exchange yielding additional debt reduction of $1,000.  See Note 14 “Subsequent Events.”

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s outstanding indebtedness to JGB, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the GVB Promissory Note was initially extended to December 31, 2024 and subsequently to March 31, 2025. The GVB Promissory Note is in default with respect to payment at maturity of the contractual term and accordingly an allowance for credit loss was recorded as of March 31, 2025 in the amount of $500.

As part of the December amendment, the Company, the Holders and the Agent also agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $2,025.00 per share (reverse split adjusted) and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness.

Additional terms of the December 2023 Amendment include a financial covenant holiday through the third quarter of 2024 and revised certain covenants thereafter to reflect the sale of the Purchased Interests, including lowering the Company’s quarterly revenue targets. As of March 31, 2025, the Company was in compliance with these financial covenants.

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

Under the terms of the October 2024 Amendment, the Company will be able to reset the Conversion Price (as defined in the Debentures) currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset. The reset Conversion Price shall in no event be greater than the Conversion Price in effect on the date of the Letter Agreement, which is $100.638.

On January 13, 2025, the Board of Directors approved the reset of the Conversion Price to $6.04 per share. The change in conversion price resulted in an increase in fair value to the embedded conversion option, resulting in an increase in debt discount of $283 and a corresponding increase in capital in excess of par value. The Holders exercised conversion notices in the amount of $3,132 in January 2025 and the Company issued 518,600 shares of common stock.

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

The Company analyzed the conversion feature of the December 2023 Amendment for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion features should be classified as a bifurcated derivative because the exercise price of these convertible notes are subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability at fair value in the amount of $557 as of March 31, 2024, respectively as a component of Other Long-Term Liabilities on the Consolidated Balance Sheet. Subsequently, during the year-ended December 31, 2024, the derivative liability related to the debentures and embedded conversion option was reclassified from Other Long-Term Liabilities to Capital in Excess of Par, based on the Company’s reassessment of the classification and conclusion the derivative met the ‘fixed for fixed’ criteria in ASC 815.

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

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settles and extinguishes all outstanding debt and interest owed to Omnia under the outstanding Subordinated Note and the put provision contained in the 2023 Omnia Warrants, amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 8,519 shares of common stock and 8,519 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $2.14) and (iii) 460,000 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $2.14 until May 1, 2029 (the “2024 Omnia Warrants”). The 2024 Omnia Warrants contain a put provision that permits the holder to require the Company to redeem the 2024 Omnia Warrants, no earlier than May 1, 2025, for a purchase price equal to $2.675 per warrant, and had an initial fair value of $1,515 (see Note 5). Subject to limited exceptions, a holder of pre-funded warrants and 2024 Omnia Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the 2023 Omnia Warrants and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.  The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400 for the three months ended June 30, 2024, recorded in Interest expense in the Statement of Operations and Comprehensive Loss.

Contractual Maturities

As of March 31, 2025, contractual maturities under the Senior Secured Credit Facility for the remainder of 2025 and through maturity, excluding any discounts or premiums, were to be paid in 2025 of $0 and 2026 of $4,558. See Note 14 “Subsequent Events.”

Additionally, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB has not elected the monthly redemption feature during the three-month period ended March 31, 2025. If the redemption feature is elected, as of March 31, 2025, contractual maturities under the senior secured credit Facility for the remainder of 2025 are $2,948, and for 2026 are $1,610.

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

Total
January 1, 2025	$1,025
Amortization during the period	(679)
Conversion option remeasurement	283
March 31, 2025	$629

NOTE 7. – NOTES & LOANS PAYABLE

The table below outlines our notes and loans payable balances as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Insurance loans payable	$—	$254
Total current notes and loans payable	$—	$254

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units to customers and is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns at March 31, 2025 and December 31, 2024. Consideration payable to the customer is recorded net of the transaction price with a corresponding contract liability.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented substantially all net revenue and 60% for the three months ended March 31, 2025 and March 31, 2024 respectively.

The following table presents net revenue by product line:

	Three Months Ended
	March 31,
	2025	2024
Contract Manufacturing
Cigarettes	$5,013	$2,760
Filtered Cigars	1,103	3,626
Cigarillos	(5)	-
Total Contract Manufacturing	6,111	6,386
VLN®	(155)	83
Total Product Line Revenues	$5,956	$6,469

The following tables present net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	March 31,
	2025	2024
Customer A	76.96%	38.55%
Customer B	12.14%	24.71%
All other customers	10.90%	36.74%

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

Total contract assets and contract liabilities are as follows:

	March 31,	December 31,
	2025	2024
Unbilled receivables	$3,874	$1,298
Consideration payable to the customer	(1,171)	—
Deferred income	(79)	(20)
Net contract assets	$2,624	$1,278

During the three months ended March 31, 2025 and 2024, the Company recognized $0 and $371 of revenue that was included in the contract liability balance as of December 31, 2024 and 2023.

NOTE 9 – EQUITY BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. As of March 31, 2025, the Company had available 4,694,636 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended
	March 31,
	2025	2024
Sales, general, and administrative	$24	$140
Research and development	2	41
Total equity based compensation	$26	$181

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2025 through March 31, 2025.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2025	—	$—
Granted	159,583	2.01
Unvested at March 31, 2025	159,583	$2.01

As of March 31, 2025, unrecognized compensation expense for RSUs amounted to $314 which is expected to be recognized over a weighted average period of approximately 2.8 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of the status of stock options activity since January 1, 2025 and at March 31, 2025 is as follows:

Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
$ per share
Outstanding at January 1, 2025	—	$—			$—
Granted	478,777	2.01
Outstanding at March 31, 2025	478,777	$2.01	10.0	years	$—
Exercisable at March 31, 2025	—	$—	—	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of March 31, 2025, unrecognized compensation expense for stock options amounted to $820 which is expected to be recognized over a weighted average period of approximately 2.8 years.

The weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2025
Grant date fair value	$1.75
Risk-free interest rate (1)	4.07%
Expected dividend yield (2)	—%
Expected volatility (3)	114.32%
Expected term of stock options (4)	6.44	years

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
(4) The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following tables summarize the Company’s warrant activity:

Warrants outstanding at January 1, 2025	25,755,260
Exercised	(1,840,485)
Warrants outstanding at March 31, 2025	23,914,775

The following tables summarizes the Company’s outstanding warrants as of March 31, 2025:

	# of warrants outstanding		Issue date exercise price	Current exercise price (1)		Expiration date
July 2022 RDO warrants	32		$66,420.000	$66,420.00		July 25, 2027
Senior Secured Credit Facility - JGB	154		$41,310.000	$27,708.000		September 3, 2028
July 19, 2023 RDO warrants (3)	209		$5,227.200	$4.3021		July 20, 2028
October 2023 CMPO warrants (3)	93		$1,134.000	$4.3021		October 19, 2028
2023 Inducement warrants (3)	19		$464.400	$4.3021		February 15, 2029
April 2024 RDO Placement Agent warrants (3)	7,611		$361.1250	$4.3021		April 8, 2029
September 2024 Reg A+ warrants (3)	2,012,723		$135.000	$4.3021		December 6, 2029
September 2024 RDO warrants (3)	2,341,905		$135.000	$4.3021		December 6, 2029
September 2024 RDO Placement Agent warrants (3)	87,216		$168.750	$4.3021		December 6, 2029
September 2024 Inducement warrants (3)	2,220,465		$135.000	$4.3021		December 6, 2029
September 2024 Inducement Placement Agent warrants (3)	85,960		$168.750	$4.3021		December 6, 2029
Omnia Pre-Funded Warrants	8,519		$0.00001	$0.00001		Not applicable
Omnia warrants	3,408		$361.125	$361.1250		May 1, 2029
October 2024 RDO (3)	6,359,501		$135.000	$4.3021		December 6, 2029
October 2024 RDO Placement Agent Warrants (3)	241,445		$168.750	$4.3021		December 6, 2029
October 2024 PIPE Warrants (3)	9,886,420	(4)	$135.000	$4.3021	(4)	(2)
October 2024 PIPE Placement Agent Warrants (3)	659,095	(4)	$168.750	$4.3021	(4)	(2)
	23,914,775
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

See Note 14 “Subsequent Events” for additional information regarding outstanding warrants.

NOTE 11. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2025 and 2024, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive to consolidated net loss. 8,519 pre-funded warrants are included in weighted average common shares outstanding – basic and diluted for purposes of calculating loss per common share for the three month period ended March 31, 2025.

	Three Months Ended
	March 31,
	2025	2024

Net loss from continuing operations	$(3,274)	$(5,450)
Net loss from discontinued operations	(1,054)	(289)
Net loss	(4,328)	(5,739)
Deemed dividends	—	(3,589)
Net loss available to common shareholders	$(4,328)	$(9,328)

Basic and diluted loss per common share from continuing operations	$(1.89)	$(230.82)
Basic and diluted loss per common share from discontinued operations	(0.61)	(12.25)
Basic and diluted loss per common share from deemed dividends	—	(152.00)
Basic and diluted loss per common share	$(2.50)	$(395.07)

Anti-dilutive shares are as follows as of March 31:
Warrants (excluding pre-funded)	23,906,256	28,192
Options	478,777	78
Restricted stock units	159,583	33
	24,544,616	28,303

NOTE 12. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various consulting and license growing agreements (the “Agreements”) with various counter parties in connection with the Company’s business relating to tobacco. The schedule below summarizes the Company’s commitments, both financial and other, associated with each Agreement. Costs incurred under the Agreements are generally recorded as research and development expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

			Future Commitments
Commitment	Counter Party	Commitment Type	2025	2026	2027	2028	2029 & After	Total
License Agreement	NCSU	Minimum annual royalty	$50	$50	$100	$150	$3,425	$3,775	(1)
License Agreement	NCSU	Contract fee	500	—	—	—	—	500	(2)
Consulting Agreements	Various	Contract fee	919	146	—	—	—	1,065	(3)
			$1,469	$196	$100	$150	$3,425	$5,340

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.

(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.

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

On December 5, 2023, the parties entered into a Memorandum of Settlement to fully resolve all claims. The Court preliminarily approved the settlement on April 7, 2025. pending the Court’s approval of a motion for preliminary approval of settlement, which was filed with the Court on March 6, 2025. The Company agreed to certain corporate governance reforms as part of the settlement. The settlement also includes amount is $768 related to plaintiffs attorney and legal fees and is fully covered by the Company’s insurance. Accordingly, the Company has recorded an accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

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

KeyGene Dispute

On April 11, 2024 the Company received a Request for Arbitration from Keygene N.V. (“Keygene”) in connection with the Company’s termination of various framework collaborative research agreements. The parties resolved the matter and executed settlement documents in April 2025. The arbitration hearing date set for March 24, 2025 was taken off calendar as a result of the settlement.

Cookies Retail Products Dispute

On October 23, 2024, Cookies Retail Products, LLC (“CRP”) filed a complaint against the Company, a subsidiary of the Company (“PTB”), Cookies Creative Consulting & Promotions, Inc. (“CCC”), Cookies SF, LLC (“CSF”), GMLC WLNS, LLC (“GMLC”) and other defendants, Case No. 24STCV27828, Superior Court of California, County of Los Angeles.

The complaint alleges three counts against all defendants: Count I for Breach of Contract related to a Settlement Agreement entered into between CRP, Paul Rock, CSF, GMLC, CCC and PTB (the “Settlement Agreement”), and a Purchase Agreement entered into between PTB and CRP (the “Purchase Agreement”); Count II for Fraud – False Promise related to the Settlement Agreement and Purchase Agreement; and Count III for Violation of Penal Code Section 496 related to the Purchase Agreement and a Licensing and Distribution Agreement between GMLC, CCC and PTB. CRP is seeking monetary damages.

The Company filed a demurrer to the complaint on February 24, 2025. CRP then filed a first amended complaint on March 12, 2025. Discovery is ongoing. The Company filed a Special Motion to Strike the first amended complaint on March 27, 2025. At the April 28, 2025 hearing, the Court granted the Company’s Special Motion to Strike as to Count II and Count III in CRP’s first amended complaint, leaving only Count I. CRP will not have an opportunity to amend its complaint to replead Count II or Count III. CRP also filed an application for right to attach order and writ of attachment against PTB, and the hearing date for the application is scheduled for May 14, 2025.

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

NOTE 13. SEGMENT AND GEOGRAPHIC INFORMATION

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

The following table presents revenues and significant segment expenses from continuing operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
Consolidated net revenue	$5,956	$6,469
Less:
Cost of goods sold	2,761	4,069
Excise taxes	3,681	3,385
Selling, general and administration	1,799	2,885
Research and development	61	324
Depreciation and amortization (1)	224	267
Other segment items (2)	146	(27)
Interest expense	558	1,016

Segment net loss from continuing operations	$(3,274)	$(5,450)

(1) For the three months ended March 31, 2025, depreciation and amortization was recognized as cost of goods sold of $123 and research and development of $101. For the three months ended March 31, 2024, depreciation and amortization was recognized as cost of goods sold of $145, sales, general and administrative of $21 and research and development of $101.

(2) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

Geographic Area Information

For the three months ended March 31, 2025 and 2024, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of March 31, 2025 and December 31, 2024, all long-lived assets are physically located or domiciled in the United States.

NOTE 14. SUBSEQUENT EVENTS

April 2025 - Warrant Inducement & Amendment

On April 29, 2025, the Company commenced a warrant inducement offering (the “Warrant Inducement”) with the holders of certain outstanding warrants to purchase up to an aggregate of 11,072,093 shares of common stock (collectively, the “Existing Warrants”), which Existing Warrants are exercisable at an exercise price of $4.3021. The Company offered the holders of the Existing Warrants an inducement period whereby the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants, for cash, at a reduced exercise price equal to $0.7893. Each holder agreed to exercise 60% of their Existing Warrants immediately (the “Initial Exercise”) and will exercise the remaining 40% within 30 calendar days following the Effectiveness Date (as defined below), provided that the Company’s stock price at such time equals or exceeds 90% of the Nasdaq Minimum Price on that date (the “Additional Exercise”). The Warrant Inducement closed on April 30, 2025.

The Inducement Warrants will be issued on substantially the same terms as the Existing Warrants, except that the Inducement Warrants will be exercisable at any time on or after the Company’s stockholders approve the issuance of the Inducement Warrants and the shares of common stock upon the exercise thereof (the “Stockholder Approval Date”), have an expiration date of five years from the Stockholder Approval Date and have an exercise price equal to $4.3021. The exercise prices of the Inducement Warrants will be subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, the Inducement Warrants will contain anti-dilution protection provisions relating to a subsequent reverse stock splits and subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such Inducement Warrants. The Company also agreed to hold a meeting of stockholders to approve the issuance of the shares of common stock underlying the Inducement Warrants pursuant to applicable Nasdaq rules.

The Company received aggregate gross proceeds of approximately $5,438 from the initial exercise of 60% of the Existing Warrants and will receive $8,739 if all of the Existing Warrants are exercised.  Of the aggregate net proceeds, the Company was obligated under the Debentures of the convertible senior secured credit facility to repay outstanding debt in the amount of $1,017.

Additionally, on April 29, 2025, the Company entered into amendments with the holders of the outstanding warrants issued on October 24, 2024, which adjusted the provisions of the warrants regarding recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock.

Sale of Needle Rock Farms -

On May 1, 2025, the Company entered into that certain Letter Agreement Amendment with the convertible senior secured credit facility holders, releasing and discharging from the Deed of Trust the real property of Needle Rock Farms. In consideration for the amendment, the Company paid an amendment fee equal to $250. On May 6, 2025, the Company subsequently closed the sale of the Needle Rock Farms land property and received cash proceeds of $770.

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

The following MD&A should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as well as our Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Form 10-Q. Note references are to the notes to consolidated financial statements included in Item 1 of this Form 10-Q.

On December 17, 2024, we implemented a 1-for-135 reverse stock split and on March 28, 2024, we implemented a 1-for-16 reverse stock split. All historical share and per-share amounts reflected throughout this section have been adjusted to reflect the reverse stock splits. The par value per share of our common stock was not affected.

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained in this section are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Forward looking statements include, but are not limited to, statements regarding (i) our ability to continue as a going concern, (ii) our expectations regarding our debt obligations, (iii) our ability to remain listed on NASDAQ (iv) our financial and operating performance, (v) our strategic alternatives, including our cost savings initiatives, (vi) our expectations regarding regulatory enforcement (vii) our products, and (viii) the volatility of our common stock and warrants. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” in our Annual Report on Form 10-K filed on March 20, 2025. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

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

Financial Overview

●	Net revenues for the first quarter of 2025 were $5,956, a decrease of 7.9% from $6,469 in the prior year period.
o	First quarter 2025 cartons sold of 476 compared to 628 in the comparable prior year period.
●	Gross profit for the first quarter of 2025 was a loss of $609 compared to a loss of $1,129 in the prior year period.
●	Total operating expenses for the first quarter of 2025 decreased to $1,961 compared to $3,305 in the prior year quarter driven by:

o	Sales, general and administrative expenses decreased to $1,799 compared to $2,906 in the prior year period, primarily driven by lower headcount (compensation and benefits), strategic consulting expenses, legal expenses and other expenses mainly due to a decrease in insurance premiums.
o	Research development expenses decreased to $162, compared to $425 in the prior year period, driven by lower headcount (compensation and benefits costs), and other costs mainly due to a decrease in tobacco growing agreements in the current year period.
●	Operating loss from continuing operations for the first quarter 2025 was $2,570, compared to a loss of $4,434 in the prior year period, primarily as a result of lower expenses.
●	Net loss from continuing operations in the first quarter of 2025 was $3,274 and basic and diluted loss from continuing operations per common share was $1.89 compared with net loss from continuing operations in the first quarter of 2024 of $5,450, and basic and diluted net loss from continuing operations per common share of $230.82.
●	As of March 31, 2025, we had $1,133 in cash and cash equivalents.

Our Financial Results

	Three Months Ended
	March 31	March 31	Change
	2025	2024	$	%
Revenues, net	$5,956	$6,469	(513)	(7.9)
Cost of goods sold	2,884	4,213	(1,329)	(31.5)
Excise taxes and fees on products	3,681	3,385	296	8.7
Gross (loss) profit	(609)	(1,129)	520	(46.1)
Gross (loss) profit as a % of revenues, net	(10.2)%	(17.5)%
Operating expenses:
Sales, general and administrative ("SG&A")	1,799	2,906	(1,107)	(38.1)
SG&A as a % of revenues, net	30.2%	44.9%
Research and development ("R&D")	162	425	(263)	(61.9)
R&D as a % of revenues, net	2.7%	6.6%
Other operating expense, net ("OOE")	-	(26)	26	NM
Total operating expenses	1,961	3,305	(1,344)	(40.7)
Operating loss from continuing operations	(2,570)	(4,434)	1,864	(42.0)
Operating loss as a % of revenues, net	(43.1)%	(68.5)%
Other income (expense):
Other income (expense), net	(162)	-	(162)	NM
Interest income, net	16	-	16	NM
Interest expense	(558)	(1,016)	458	(45.1)
Total other income (expense), net	(704)	(1,016)	312	(30.7)
Loss from continuing operations before income taxes	(3,274)	(5,450)	2,176	(39.9)
Provision for income taxes	-	-	-	NM
Net loss from continuing operations	(3,274)	(5,450)	2,176	(39.9)
Net loss as a % of revenues, net	(55.0)%	(84.2)%
Net loss per common share from continuing operations (basic and diluted)	$(1.89)	$(230.82)	228.94	(99.2)

NM - calculated change not meaningful

* Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024 and 1-for-135 reverse stock split on December 17, 2024.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Product line revenue, net

	Three Months Ended
	March 31,
	2025		2024		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	5,013	319	2,760	91	2,253	228
Filtered Cigars	1,103	159	3,626	536	(2,523)	(377)
Cigarillos	(5)	-	-	-	(5)	-
Total Contract Manufacturing	6,111	478	6,386	627	(275)	(149)
VLN®	(155)	(2)	83	1	(238)	(3)
Total Product Line Revenues	5,956	476	6,469	628	(513)	(152)

For the first quarter 2025, total product line revenue, net decreased to $5,956, compared to $6,469 in the prior year period and includes the following product line revenue, net highlights:

●	Cigarette sales volume benefitted from new customer contracts with our largest CMO customer effective January 1, 2025, including the initial impact of accounting for revenue accruals recorded as over-time revenue recognition.

●	Filtered cigars net revenues decreased to $1,103 from $3,626 in the prior comparable period, reflecting lower volumes as the Company implemented its plans to reprice customer contracts. New contracts were executed in the first quarter of 2025 and additional volume is expected to resume in the remainder of 2025.

●	Cigarillo distribution net revenues for the first quarter were negligible, and reflect the time necessary for initial stocking orders in 2024 to be sold through our distributors before additional reorders are fulfilled in the second half of 2025.

●	VLN® cigarette net revenues reflect return accruals for product previously shipped, as initial shipments begin to schedule for the rebranded product to be launched in the second quarter of 2025.

Gross (loss) profit

	Three Months Ended
	March 31	March 31
	2025	2024
Gross (loss) profit	$(609)	$(1,129)
Percent of Revenues, net	(10.2)%	(17.5)%

Gross (loss) profit for the first quarter 2025 improved as compared to the prior year comparable period, primarily driven by stabilized volume under new customer contracts and the overall shift in product mix.

Sales, general and administrative (“SG&A”) expense

Changes From Prior Year
Three Months Ended
Compensation and benefits (a)	$(406)
Strategic consulting (b)	(197)
Legal (c)	(301)
Other expenses (d)	(203)
Net decrease in SG&A expenses	$(1,107)

(a) Compensation and benefits and equity compensation expense decreased for the three months ended March 31, 2025 compared to the prior year period due to a reduction of headcount.

(b) Decreases of strategic consulting for the three months ended March 31, 2025 compared to the prior year periods were due to reduced spending related to investor relations expenses.

(c) Legal expenses decreased for the three months ended March 31, 2025 compared to 2024 mainly due to an increase in regulatory legal in the prior year period.

(d) Decreases in other expenses for the three month period ended March 31, 2025 compared to 2024 was driven by lower D&O and other insurance premiums offset by an increase in public company expenses in the current year due to waived board fees in the first quarter of 2024.

Research and development (“R&D”) expense

Changes From Prior Year
Three Months Ended
Compensation and benefits (a)	$(84)
Contract, IP and other expenses (b)	(179)
Net decrease in R&D expenses	$(263)

(a)	Decreased compensation and benefits for the three months ended March 31, 2025 are mainly related to the decrease in headcount in the current year periods compared to the prior year periods.
(b)	Decreases in Contract, IP and other expenses for the three month periods ended March 31, 2025 compared to the prior year period relate to decreases from tobacco growing agreements that were not entered into for the current year period.

Other income (expense)

Changes From Prior Year
Three Months Ended
Other income (expense), net (a)	$(162)
Interest income, net	16
Interest expense (b)	458
Net decrease in other expense	$312

(a)	Other income (expense), net increased for the three months ended March 31, 2025, compared to the same prior year period, due to a loss resulting from change in fair value of warrant liabilities that did not occur in the prior year period.

(b)	For the three months ended March 31, 2025 compared to the prior year period, interest expense primarily decreased as a result of ongoing repayment and elimination of debt obligations on our balance sheet. Cash interest decreased $101 and non-cash interest amortization increased $601 recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations increased by $137), additional decreases of $82 as a result of change in fair value of conversion option derivative liability and other interest charges of $10. Additionally, interest expense decreased $729 from the Subordinated Note, which was extinguished prior to maturity in April 2024.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $2,976 for the three months ended March 31, 2025 and an accumulated deficit of $398,199 as of March 31, 2025. As of March 31, 2025, we had cash and cash equivalents of $1,133 and working capital deficit from continuing operations of ($5,201) (compared to working capital from continuing operations of $1,790 at December 31, 2024). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash, and cash equivalents and working capital from continuing operations as of March 31, 2025 and December 31, 2024 are set forth below:

	March 31	December 31
	2025	2024
Cash and cash equivalents	$1,133	$4,422
Working capital	$(5,201)	$1,790

Subsequent to March 31, 2025, we received net proceeds of $5,112 from the inducement and exercise of 6,889,497 existing warrants for shares of common stock and issuance of 6,889,497 warrants to purchase common stock. Of the aggregate net proceeds, we were obligated under the Debentures of the convertible senior secured credit facility to repay outstanding debt in the amount of $1,017. See Note 14 “Subsequent Events.”

Working Capital

As of March 31, 2025, we had working capital deficit from continuing operations, excluding assets and liabilities held for sale, of approximately ($5,201) compared to working capital of approximately $1,790 at December 31, 2024 a decrease of $6,991. This decrease in working capital was primarily due to an increase in net current liabilities of $6,857 reflecting the reclassification of the convertible senior secured credit facility and the 2024 Omnia warrant liability to current, as the maturity date is within twelve months of the balance sheet date, offset by an increase of $134 in net current assets. Cash and cash equivalents decreased by $3,289 and the remaining net current assets increased by $3,655. As a result of the working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Three Months Ended
	March 31,		Change
	2025	2024	$
Cash provided by (used in):
Operating activities	$(2,976)	$(2,255)	(721)
Investing activities	(59)	15	(74)
Financing activities	(254)	1,699	(1,953)
Net change in cash and cash equivalents	$(3,289)	$(541)

Net cash used in operating activities

Cash used in operating activities increased $721 from $2,255 in 2024 to $2,976 in 2025. The primary driver for this change was lower net loss of $1,411, an increase of $41 related to net adjustments to reconcile net loss to cash, and an increase in cash used for working capital components related to operations in the amount of $2,173 for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Net cash (used in) provided by investing activities

Cash used in investing activities amounted to $59 the three months ended March 31, 2025, as compared to cash provided by investing activities of $15 for the three months ended March 31, 2024. The decrease in cash provided by investing activities of $74 was primarily the result of a decrease of $22 of proceeds from the sale of property, plant and equipment and an increase of cash outflows of $52 related to the acquisitions of patents, trademarks, licenses and property, plant and equipment.

Net cash (used in) provided by financing activities

During the three months ended March 31, 2025, cash provided by financing activities decreased by $1,953 from $1,699 in the prior year period, to cash used of $254, resulting from decreases in net proceeds from warrant exercise of $2,245 offset by decreases in cash outflows of note payable payments of $291 and taxes paid related to net share settlement of RSUs of $1.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments with various institutions, accredited investors, high net worth individuals and creditors.

In April 2025, we received net proceeds of $5,112 from the inducement and exercise of 6,889,497 existing warrants for shares of common stock and issuance of 6,889,497 warrants to purchase common stock. An additional tranche of 4,232,191 existing warrants for shares of common stock are exercisable under the same terms, under the conditions as described in the warrant inducement agreement, for additional net proceeds of up $3,103. In connection with the warrant inducement transaction, the Company amended the October 2024 PIPE warrants. See Note 14 “Subsequent Events”.

As of March 31, 2025, the remaining principal balance under our Senior Secured Credit Facility is $4,558, of which an additional $1,017 was repaid in April 2025. The Debentures under the Senior Secured Credit Facility allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock and the conversion option price in effect is $6.04.  During the first quarter of 2025, the Holders converted $3,132 of principal balance in exchange for 518,600 shares of common stock.

Additionally, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB did not elect the monthly redemption feature during the three month period ended March 31, 2025. If the redemption feature is elected, as of March 31, 2025, contractual maturities under the senior secured credit Facility for the remainder of 2025 are $2,948, and for 2026 are $1,610.

Outstanding Warrants

As of May 7, 2025, we had the following warrants outstanding:

	# of warrants outstanding	Issue date exercise price	Current exercise price (1)		Expiration date
July 2022 RDO warrants	32	$66,420.00	$66,420.00		July 25, 2027
Senior Secured Credit Facility - JGB	154	$41,310.00	$27,708.00		September 3, 2028
July 19, 2023 RDO warrants (3)	209	$5,227.20	$0.7893		July 20, 2028
October 2023 CMPO warrants (3)	93	$1,134.00	$0.7893		October 19, 2028
2023 Inducement warrants (3)	19	$464.40	$0.7893		February 15, 2029
April 2024 RDO Placement Agent warrants (3)	7,611	$361.125	$0.7893		April 8, 2029
Omnia Pre-Funded Warrants	8,519	$0.00001	$0.00001		Not applicable
Omnia warrants	3,408	$361.125	$361.125		May 1, 2029
September 2024 Reg A+ warrants (3)	685,089	$135.00	$0.7893		December 6, 2029
September 2024 RDO warrants (3)	628,916	$135.00	$0.7893		December 6, 2029
September 2024 RDO Placement Agent warrants (3)	34,886	$168.75	$0.7893		December 6, 2029
September 2024 Inducement warrants (3)	845,958	$135.00	$0.7893		December 6, 2029
September 2024 Inducement Placement Agent warrants (3)	34,384	$168.75	$0.7893		December 6, 2029
October 2024 RDO (3)	1,887,382	$135.00	$0.7893		December 6, 2029
October 2024 RDO Placement Agent Warrants (3)	96,578	$168.75	$0.7893		December 6, 2029
Amended October 2024 PIPE Warrants (3)	55,884,163	$135.00	$0.7500	(5)	(2)
Amended October 2024 PIPE Placement Agent Warrants (3)	3,780,655	$168.75	$0.7500	(5)	(2)
April 2025 Inducement Warrants (3) (4)	6,889,495	$4.3021	$4.3021	(5)	(2)
	70,787,551
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.
(2) Expiration date is 5-years following shareholder approval date.

(3) The warrants contain, subject to stockholder approval, anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrant contains cashless and/or alternative cashless exercise features.

(4) The exercise prices of the warrants are subject to appropriate adjustment in the event of recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. In addition, subject to stockholder approval, the warrants will contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants.

(5) Reflects the exercise price assuming stockholder approval is obtained

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

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 20, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2025, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 13, 2025	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: May 13, 2025	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)