Form 10-Q
period 2025-06-30
22nd Century Group, Inc.
filed 2025-08-14
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

Yes  ☐ No  ☒

As of August 11, 2025, there were 3,670,426 shares of common stock issued and outstanding (including 156,554 shares held in abeyance).

22nd CENTURY GROUP, INC.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,083	$4,422
Accounts receivable, net	3,540	1,698
Inventories	2,503	2,015
Insurance recoveries	—	768
GVB promissory note, net	—	500
Prepaid expenses and other current assets	2,742	1,068
Current assets of discontinued operations held for sale	—	1,051
Total current assets	11,868	11,522
Property, plant and equipment, net	2,568	2,773
Operating lease right-of-use assets, net	1,503	1,639
Intangible assets, net	6,429	5,724
Other assets	15	15
Total assets	$22,383	$21,673

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable - current	$640	$254
Current portion of long-term debt	3,216	1,500
Operating lease obligations	284	261
Accounts payable	2,887	2,401
Accrued expenses	2,277	1,021
Accrued litigation	—	768
Accrued payroll	315	318
Accrued excise taxes and fees	3,856	2,038
Deferred income	260	20
Other current liabilities	1,197	100
Current liabilities of discontinued operations held for sale	459	1,281
Total current liabilities	15,391	9,962
Long-term liabilities:
Operating lease obligations	1,288	1,437
Long-term debt	—	5,165
Other long-term liabilities	74	1,097
Total liabilities	16,753	17,661
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, $.00001 par value, 10,000,000 shares authorized
Common stock, $.00001 par value, 500,000,000 shares authorized
Capital stock issued and outstanding:
458,650 common shares (31,727 at December 31, 2024)
Common stock, par value	—	—
Capital in excess of par value	407,236	397,883
Accumulated deficit	(401,606)	(393,871)
Total shareholders' equity	5,630	4,012
Total liabilities and shareholders’ equity	$22,383	$21,673

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues, net	$4,083	$7,947	$10,039	$14,416
Cost of goods sold	2,863	3,869	5,747	8,082
Excise taxes and fees on products	1,855	3,508	5,536	6,893
Gross (loss) profit	(635)	570	(1,244)	(559)
Operating expenses:
Sales, general and administrative	2,119	2,360	3,918	5,266
Research and development	227	250	390	675
Other operating expense (income), net	—	7	—	(19)
Total operating expenses	2,346	2,617	4,308	5,922
Operating loss from continuing operations	(2,981)	(2,047)	(5,552)	(6,481)
Other income (expense):
Other income (expense), net	(12)	339	(174)	339
Interest income, net	14	21	30	21
Interest expense	(351)	(501)	(909)	(1,517)
Total other income (expense), net	(349)	(141)	(1,053)	(1,157)
Loss from continuing operations before income taxes	(3,330)	(2,188)	(6,605)	(7,638)
(Benefit) provision for income taxes	(34)	26	(34)	26
Net loss from continuing operations	$(3,296)	$(2,214)	$(6,571)	$(7,664)

Discontinued operations:
(Loss) income from discontinued operations before income taxes	$(111)	$1,102	$(1,164)	$813
Provision for income taxes	—	—	—	—
(Loss) income from discontinued operations	$(111)	$1,102	$(1,164)	$813

Net loss	$(3,407)	$(1,112)	$(7,735)	$(6,851)
Comprehensive loss	$(3,407)	$(1,112)	$(7,735)	$(6,851)

Net loss	$(3,407)	$(1,112)	$(7,735)	$(6,851)
Deemed dividends	—	(445)	—	(4,034)
Net loss available to common shareholders	$(3,407)	$(1,557)	$(7,735)	$(10,885)

Basic and diluted loss per common share from continuing operations	$(13.16)	$(843.98)	$(40.25)	$(4,244.85)
Basic and diluted (loss) income per common share from discontinued operations	$(0.45)	$419.87	$(7.13)	$450.46
Basic and diluted loss per common share from deemed dividends	$—	$(169.61)	$—	$(2,234.43)
Basic and diluted loss per common share	$(13.61)	$(593.72)	$(47.38)	$(6,028.82)

Weighted average shares outstanding - basic and diluted	250,368	2,624	163,254	1,805

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands, except share data)

	Six Months Ended June 30, 2025

	Common	Par Value	Capital in		Total
	Shares	of Common	Excess of	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Deficit	Equity
Balance at January 1, 2025	31,727	$—	$397,883	$(393,871)	$4,012
Stock issued in connection with settled indebtedness	2,450	—	270	—	270
Stock issued in connection with licensing arrangement	2,078	—	230	—	230
Stock issued from alternative cashless warrant exercises	60,025	—	—	—	—
Stock issued upon conversion of Senior Secured Credit Facility	22,549	—	3,132	—	3,132
Conversion option remeasurement (Note 6)	—	—	283	—	283
Equity-based compensation	—	—	26	—	26
Net loss	—	—	—	(4,328)	(4,328)
Balance at March 31, 2025	118,829	$—	$401,824	$(398,199)	$3,625
Stock issued in connection with warrant exercises, net of fees of $363	76,100	—	5,075	—	5,075
Stock issued from alternative cashless warrant exercises	297,870	—	—	—	—
Stock issued in connection with settled indebtedness	8,696	—	230	—	230
Equity-based compensation	—	—	107	—	107
Fractional shares issued for reverse stock split	113,709	—	—	—	—
Net loss	—	—	—	(3,407)	(3,407)
Shares held in abeyance	(156,554)	—	—	—	—
Balance at June 30, 2025	458,650	$—	$407,236	$(401,606)	$5,630

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024, 1-for-135 reverse stock split on December 17, 2024, and 1-for-23 reverse stock split on June 20, 2025.

	Six Months Ended June 30, 2024

	Common	Par Value	Capital in		Total
	Shares	of Common	Excess of	Accumulated	Shareholders’
	Outstanding*	Shares*	Par Value*	Deficit	Equity (Deficit)
Balance at January 1, 2024	839	$—	$370,297	$(378,707)	$(8,410)
Stock issued in connection with RSU vesting, net of 1 share withheld for taxes	4	—	(1)	—	(1)
Stock issued in connection with licensing arrangement	4	—	100	—	100
Stock issued in connection with warrant exercises, net of fees of $176	246	—	2,245	—	2,245
Equity-based compensation	—	—	181	—	181
Fractional shares issued for reverse stock split	39	—	—	—	—
Net loss	—	—	—	(5,739)	(5,739)
Balance at March 31, 2024	1,132	$—	$372,822	$(384,446)	$(11,624)
Stock issued in connection with warrant exercises	86	—	—	—	—
Stock issued for extinguishment of Subordinated Note	371	—	3,864	—	3,864
Stock issued in connection with capital raise, net of issuance costs of $324 [1]	639	—	3,913	—	3,913
Stock issued upon conversion of Senior Secured Credit Facility [2]	510	—	2,756	—	2,756
Stock issued in connection with settled indebtedness	226	—	1,192	—	1,192
Equity-based compensation	—	—	56	—	56
Net loss	—	—	—	(1,112)	(1,112)
Balance at June 30, 2024	2,964	$—	$384,603	$(385,558)	$(955)

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024, 1-for-135 reverse stock split on December 17, 2024, and 1-for-23 reverse stock split on June 20, 2025.
(1) includes exercises of 41 shares of prefunded warrants in the period
(2) includes exercises of 316 shares of prefunded warrants in the period

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(7,735)	$(6,851)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets - held for sale	293	—
Amortization and depreciation	459	514
Amortization of right-of-use asset	136	125
Other non-cash gains	—	(947)
Provision for credit losses	509	7
(Gain) loss on sale or disposal of property, plant, and equipment	(12)	65
Debt related charges included in interest expense	984	1,674
Equity-based compensation	133	237
Change in fair value of warrant liabilities	174	(324)
Change in fair value of derivative liability	—	(459)
Change in inventory reserves	(242)	431
Changes in operating assets and liabilities:
Accounts receivable	(1,852)	(784)
Inventories	(246)	1,251
Prepaid expenses and other assets	(1,674)	(548)
Accounts payable	(266)	24
Accrued expenses	1,056	(437)
Accrued payroll	(3)	(583)
Accrued excise taxes and fees	1,818	276
Other liabilities	14	(641)
Net cash used in operating activities	(6,454)	(6,970)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(59)	—
Acquisition of property, plant and equipment	(39)	(71)
Proceeds from the sale of property, plant and equipment	770	22
Net cash provided by (used in) investing activities	672	(49)
Cash flows from financing activities:
Payments on notes payable	(638)	(924)
Proceeds from issuance of notes payable	1,023	1,256
Payments of long-term debt	(1,017)	(249)
Net proceeds from warrant exercise	5,075	2,245
Proceeds from issuance of common stock	—	4,237
Payment of common stock issuance costs	—	(324)
Taxes paid related to net share settlement of RSUs	—	(1)
Net cash provided by financing activities	4,443	6,240
Net decrease in cash and cash equivalents	(1,339)	(779)
Cash and cash equivalents - beginning of period	4,422	2,058
Cash and cash equivalents - end of period	$3,083	$1,279

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$633	$25
Deemed dividends	$—	$4,034
Stock issued in connection with settled indebtedness	$500	$1,192
Non-cash licensing arrangement	$230	$—
Stock issued for extinguishment of Subordinated Note	$—	$3,864
Payment of GVB Promissory Note	$—	$1,500
Payment of debt issuance costs	$—	$275
Equity conversion of Senior Secured Credit Facility	$3,132	$2,481
Conversion option remeasurement	$283	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $6,454 and $6,970 for the six months ended June 30, 2025 and 2024, respectively, and an accumulated deficit of $401,606 and $393,871 as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, the Company had cash and cash equivalents of $3,083.

Given the Company’s projected operating requirements and its existing cash and cash equivalents, there is substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

In response to these conditions, management continues to evaluate different strategies for reducing expenses, as well as pursuing financing strategies which include raising additional funds through the issuance of debt or equity securities, asset sales, and through arrangements with strategic partners. If capital is not available to the Company when, and in the amounts needed, it could be required to liquidate inventory, cease or curtail operations, or seek protection under applicable bankruptcy laws or similar state proceedings. There can be no assurance that the Company will be able to raise the capital it needs to continue operations. Management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements are issued.

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

Reverse Stock Split – In order to regain compliance with Nasdaq's continued listing requirements, the Company effected the following reverse stock splits:

		Round up of
Date	Split	fractional shares
April 2, 2024	1-for-16	39
December 17, 2024	1-for-135	5,514
June 20, 2025	1-for-23	113,709

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

Offering Costs - In connection with equity offerings, the Company incurs and capitalizes certain direct, incremental legal, professional, accounting and other third-party costs. Such costs are offset against the gross proceeds of each equity offering and recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets upon the consummation of the offering. Additionally, the Company also applies the guidance in ASC 815-40-55-50 in connection with an offering, such as an inducement of outstanding warrants, whereby if the modification or exchange of a free-standing equity classified written call option increases the fair value, the Company records the incremental fair value as an equity issuance cost. See Note 10 “Capital Raise and Warrant Exercises” for further discussion of net proceeds associated with equity offerings.

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators for continuing operations during the three and six months ended June 30, 2025.

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

Beginning in the fourth quarter of 2024, the Company generated revenue from a related party contract manufacturing customer. During the three and six month period ended June 30, 2025, private label cigarette revenue, net and corresponding contract asset from the related party were not material. The advisory board relationship of an employee of the Company and the related party customer was terminated in April 2025.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU is intended to improve disclosures about a public business entity’s expense and provide more detailed information to investors about the types of expenses in commonly presented expense captions. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU clarifies the assessment of whether certain settlements of convertible debt instruments should be accounted for as an inducement conversion or extinguishment of convertible debt. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its Condensed Consolidated Financial Statements

Accounting Guidance Not Yet Elected or Adopted

We consider the applicability and impact of all ASUs. If the ASU is not listed above, it was determined that the ASU was either not applicable or would have an immaterial impact on our financial statements and related disclosures.

NOTE 2. DISCONTINUED OPERATIONS AND DIVESTITURES

As of June 30, 2025 and December 31, 2024, all assets and liabilities of the former hemp/cannabis business are presented as current in the Condensed Consolidated Balance Sheets. The carrying amounts of the former hemp/cannabis assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	June 30,	December 31,
	2025	2024
Property, plant and equipment, net	$—	$1,051
Current assets of discontinued operations held for sale	$—	$1,051

Accounts payable	$426	$1,210
Accrued expenses	33	71
Current liabilities of discontinued operations held for sale	$459	$1,281

Net liabilities	$(459)	$(230)

Net (loss) income from discontinued operations for the six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues, net	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Operating expenses:
Sales, general and administrative	7	(387)	14	(320)
Research and development	(65)	84	(402)	132
Other operating expense, net	137	(865)	1,308	(766)
Total operating expenses (income)	79	(1,168)	920	(954)
Operating (loss) income from discontinued operations	(79)	1,168	(920)	954
Other income (expense):
Interest expense	(32)	(66)	(244)	(141)
Total other expense	(32)	(66)	(244)	(141)
(Loss) income from discontinued operations before income taxes	(111)	1,102	(1,164)	813
Provision (benefit) for income taxes	—	—	—	—
(Loss) income from discontinued operations	$(111)	$1,102	$(1,164)	$813

During the three month periods ended June 30, 2025 and 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $84 and $1,399, respectively. During the six month periods ended June 30, 2025 and 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $421 and $1,551, respectively. Additionally, for the six month period ended June 30, 2025, Other operating expense, net was comprised of $500 provision for credit loss for the GVB promissory note (see Note 6 “Debt”) and $293 of impairment charges related to the sale of Needle Rock Farms land property. On May 6, 2025, the Company closed the sale of the Needle Rock Farms land property and received cash proceeds of $770. Accordingly, there are no remaining assets held for sale on the Condensed Consolidated Balance Sheets as of June 30, 2025.

Cash flow information from discontinued operations for six month period ended June 30, 2025 and 2024 was as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash used in operating activities	$961	$867
Cash provided by investing activities	$770	$22

Depreciation and amortization	$-	$-
Capital expenditures	$-	$-

NOTE 3. – INVENTORIES

Inventories at June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
Raw materials	$2,332	$1,616
Work in process	14	—
Finished goods	157	399
	$2,503	$2,015

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at June 30, 2025 and December 31, 2024 consisted of the following:

	Gross	Accumulated	Net Carrying
June 30, 2025	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,976	$(2,404)	$572
License fees	5,306	(2,138)	3,168
Total amortizing intangible assets	$8,282	$(4,542)	$3,740
Indefinite-lived:
Trademarks			$137
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,689
Total intangible assets, net			$6,429

	Gross	Accumulated		Net Carrying
December 31, 2024	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,948	$(2,268)	$(68)	$612
License fees	4,415	(1,990)	-	2,425
Total amortizing intangible assets	$7,363	$(4,258)	$(68)	$3,037
Indefinite-lived:
Trademarks				$135
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,687
Total intangible assets, net				$5,724

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of goods sold	$2	$2	$5	$5
Research and development	110	102	211	202
Total amortization expense	$112	$104	$216	$207

Estimated future intangible asset amortization expense based on the carrying value as of June 30, 2025 is as follows:

	Remainder for 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$226	$428	$419	$362	$263	$2,042

NOTE 5. FAIR VALUE MEASUREMENTS

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The following table presents information about our liabilities measured at fair value at June 30, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	June 30, 2025
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 warrants	$—	$—	$1,197	$1,197
Total liabilities	$—	$—	$1,197	$1,197

	Fair Value
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 Warrants	$—	$—	$1,023	$1,023
Total liabilities	$—	$—	$1,023	$1,023

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2025	$1,023
Fair value measurement adjustment	162
Fair value measurement at March 31, 2025	$1,185
Fair value measurement adjustment	12
Fair value measurement at June 30, 2025	$1,197

The Omnia warrants were measured at June 30, 2025 and December 31, 2024 using a Monte Carlo valuation model with the following assumptions:

	June 30,		December 31,
	2025		2024
Risk-free interest rate per year	4.1%		4.3%
Expected volatility per year	123.6%		119.0%
Expected dividend yield	—%		—%
Contractual expiration	3.8	years	4.3	years
Exercise price	$8,305.88		$8,305.88
Stock price	$7.53		$122.13

The warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The Omnia 2023 warrants were extinguished and the Omnia 2024 warrants were issued in April 2024. As of June 30, 2025, the Omnia 2024 warrants are classified as Other current liabilities on the Condensed Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the three and six months ended June 30, 2025 and 2024, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 6. DEBT

The Company has a senior secured credit facility (the “Senior Secured Credit Facility”), which consists of Debentures (as defined below) and previously, a subordinated promissory note (the “Subordinated Note). The Debentures were issued at a 5% original issuance discount and are subject to a 5% exit payment. The Subordinated Note was extinguished in April 2024, as described below.

Debt related to the Senior Secured Credit Facility as of June 30, 2025 and December 31, 2024 consists of the following:

	June 30,	December 31,
	2025	2024
Senior Secured Credit Facility	$3,790	$7,690
Unamortized discount on loan and deferred debt issuance costs	(574)	(1,025)
Total debt	$3,216	$6,665
Current portion of long-term debt	(3,216)	(1,500)
Total long-term debt	$—	$5,165

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

In connection with the sale of the Debentures, the Company issued warrants to purchase up to 7 shares of common stock for an exercise price of $950,130 per share (the “JGB Warrants”), which had an initial fair value of $4,475 net of issuance costs of $139. On June 22, 2023, as a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 7 shares of the Company’s common stock for an exercise price of $950,130 per share were automatically adjusted to be $637,295 exercise price for up to 11 shares of common stock. There are no further anti-dilution adjustments on such warrants.

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

In connection with the waiver, the Company and Holders agreed to exercise the outstanding put provision to redeem 4 warrants for an aggregate put price equal to $2,500 (the “Put Price”), which was concurrently reduced by $2,000, as described above, with the remaining $500 payable by the Company on the Maturity Date recorded as Other long-term liabilities on the Condensed Consolidated Balance Sheets. No cash was exchanged as a result of executing the October 2023 Amendment.

Subsequently, on December 22, 2023, the Company, the Holders and the Agent entered into an Amendment Agreement (the “December 2023 Amendment”) pursuant to which the Holders and the Agent consented to the Purchase Agreement, as amended by the GVB Amendment. In consideration of the Holders and the Agents’ consent, the Company agreed to (i) pay to the Agent, a cash payment of $2,200 to reduce the outstanding principal of the Debentures (which includes the cash portion of the New Purchase Price paid directly to Agent by Buyer which consists of a cash payment of $1,100 and an additional $1,100 paid by the Company), (ii) a 12% secured promissory note issued to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “GVB Promissory Note”), (iii) assign the GVB Insurance Proceeds to the Agent until the outstanding aggregate principal amount of the Debentures, plus accrued and unpaid interest, has been repaid in full; provided that the first $1,000 of Insurance Proceeds in excess of $5,000 shall be applied as stated in the agreement, and (iv) post-closing enter into a deed in lieu of foreclosure agreement with respect to 224 acres of real property in Delta County, Colorado commonly known as Needle Rock Farms, resulting in a non-monetary exchange yielding additional debt reduction of $1,000.

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

As part of the December amendment, the Company, the Holders and the Agent also agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $46,575.00 per share (reverse split adjusted) and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness. During the second quarter of 2025, the Company made principal payments in the amount of $1,017 as 20% of the net cash proceeds of the issuance of common stock (see Note 10 “Capital Raise and Warrant Exercise”).

Additional terms of the December 2023 Amendment include a financial covenant holiday through the third quarter of 2024 and revised certain covenants thereafter to reflect the sale of the Purchased Interests, including lowering the Company’s quarterly revenue targets. As of June 30, 2025, the Company was in compliance with these financial covenants.

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended (“April 2024 Amendment”).

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $6,644.70 per share in accordance with applicable Nasdaq rules through the conversion option reset date on June 28, 2024. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders converted $428 of debt in exchange for 65 shares of common stock during the quarter-ended June 30, 2024.

 On May 10, 2024, the Company, the Holders and the Agent entered into that certain May 2024 Exchange Agreement and May 2024 Letter Agreement to modify the terms of the Amendment Agreement, the Securities Purchase Agreement and the Debentures, as amended (“May 2024 Amendment”).

Under the terms of the May 2024 Amendment, the Company and Holders have agreed the Company shall incur an aggregate amendment charge to the undersigned holders equal to $275, which shall be added to the principal balance of the Debentures. Under the terms of the May 2024 Exchange Agreement, the Company and Holders exchanged an aggregate of $2,328 in principal, fees and expenses owed under the Debentures for 128 shares of common stock and 289 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $.00001 (at an effective per share price of $5,247.45). All pre-funded warrants were subsequently exercised during the quarter-ended June 30, 2024.

On August 27, 2024, the Company, the Holders and the Agent entered into that certain August 2024 Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA, and the Debentures, as amended (“August 2024 Amendment”).

Under the terms of the August 2024 Agreement, each Holder agreed that it shall not exercise its Holder Redemption Right (as defined in the Debentures) for more than 50% of its Monthly Allowance (as defined in the Debentures) through and including July 2025. Further, the provisions in Section 3(c)(i) of the Debentures requiring 20% of any equity issuances to be paid to the Holders shall be suspended through December 31, 2024. In consideration for the amendments set forth in the August 2024 Amendment, the Company paid an amendment fee of $746, which was added to the aggregate principal amount of the Debentures. JGB subsequently issued a conversion notice for 142 shares of common stock equal to principal reduction of $328.

On October 10, 2024, the Company, the Holders and the Agent entered into that certain October 2024 Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA, and the Debentures, as amended (“October 2024 Amendment”).

Under the terms of the October 2024 Amendment, the Company will be able to reset the Conversion Price (as defined in the Debentures) currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset. The reset Conversion Price shall in no event be greater than the Conversion Price in effect on the date of the Letter Agreement, which is $2,315.71.

On January 13, 2025, the Board of Directors approved the reset of the Conversion Price to $138.92 per share. The change in conversion price resulted in an increase in fair value to the embedded conversion option, resulting in an increase in debt discount of $283 and a corresponding increase in capital in excess of par value. The Holders exercised conversion notices in the amount of $3,132 in January 2025 and the Company issued 22,549 shares of common stock.

On May 22, 2025, the Company, the Holders and the Agent entered into that certain May 2025 Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA, and the Debentures, as amended (“May 2025 Amendment”).

Under the terms of the May 2025 Amendment, the Company will be able to reset the Conversion Price (as defined in the Debentures) currently in effect, at the discretion of the Board of Directors and on a one time basis, to an amount equal to the average of the daily VWAPs for each of the five (5) consecutive Nasdaq trading days immediately preceding the date on which the Conversion Price shall be reset. The reset Conversion Price shall in no event be greater than the Conversion Price in effect on the date of the Letter Agreement, which is $138.92.

In accordance with ASC 470-60 Troubled Debt Restructurings by Debtors and ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the related transaction was deemed to be a troubled debt restructuring, and if no, whether the transaction was deemed modification of existing debt, or an extinguishment of existing debt and new debt.

The October 2023 Amendment, April 2024 Amendment, May 2024 Amendment, August 2024 Amendment, January 2025 Amendment, and May 2025 Amendment were concluded to be a modification, and not an extinguishment, based on an analysis of the present value of future cash flows. A new effective interest rate was determined, and the debt continued to be amortized. The December 2023 Amendment was concluded to be an extinguishment, due to the addition of a substantive conversion option.

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

In connection with the Subordinated Note, the Company issued to Omnia, warrants to purchase up to 1 share of the Company’s common stock (the “2023 Omnia Warrants”). The 2023 Omnia Warrants were exercisable for seven years from September 3, 2023, at an exercise price of $637,295 per share, subject, with certain exceptions, to adjustments in the event of stock splits, dividends, subsequent dilutive offerings and certain fundamental transactions.

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settled and extinguished all outstanding debt and interest owed to Omnia under the Subordinated Note and the put provision contained in the 2023 Omnia Warrants, amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 371 shares of common stock and 371 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.0001 that are exercisable until May 1, 2029 (at an effective per share price of $6,644) and (iii) 148 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $6,644 until May 1, 2029 (the “2024 Omnia Warrants”). The 2024 Omnia Warrants contain a put provision that permits the holder to require the Company to redeem the 2024 Omnia Warrants, no earlier than May 1, 2025, for a purchase price equal to $8,306 per warrant, and had an initial fair value of $1,515 (see Note 5). Subject to limited exceptions, a holder of pre-funded warrants and 2024 Omnia Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the 2023 Omnia Warrants and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.  The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400 for the three months ended June 30, 2024, recorded in Interest expense in the Statement of Operations and Comprehensive Loss.

Contractual Maturities

As of June 30, 2025, contractual maturities under the Senior Secured Credit Facility for the remainder of 2025 and through maturity, excluding any discounts or premiums, were to be paid in 2026 of $3,790.

Additionally, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB has not elected the monthly redemption feature during the three- or six-month period ended June 30, 2025. If the redemption feature is elected, as of June 30, 2025, contractual maturities under the senior secured credit Facility for the remainder of 2025 are $2,104, and for 2026 are $1,686.

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

Total
January 1, 2025	$1,025
Amortization during the period	(161)
Conversion option remeasurement	283
Partial extinguishment of debt	(518)
March 31, 2025	$629
Amortization during the period	(176)
Amendment fee	250
Partial extinguishment of debt	(129)
June 30, 2025	$574

NOTE 7. – NOTES & LOANS PAYABLE

The table below outlines our notes and loans payable balances as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Insurance loans payable	$640	$254
Total current notes and loans payable	$640	$254

Insurance loans payable

During the second quarter of 2025, the Company renewed its Director and Officer (“D&O”), property and general liability insurances for a one-year policy premium totaling $1,023. The Company paid $205 as a premium down payment and financed the remaining $818 of policy premiums over nine months at a 6.6% annual percentage rate.

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

Estimated future principal payments to be made under the above notes and loans payable as of June 30, 2025 are as follows:

2025	$547
2026	93
Total	$640

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units to customers and is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns at June 30, 2025 and December 31, 2024. Consideration payable to the customer is recorded net of the transaction price with a corresponding contract liability.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented substantially all net revenue and 66% for the three months ended June 30, 2025 and June 30, 2024 respectively. Revenue recognized from Tobacco products transferred to customers over time represented substantially all net revenue and 67% for the six months ended June 30, 2025 and June 30, 2024 respectively.

The following table presents net revenue by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Contract Manufacturing
Cigarettes	$2,715	$4,107	$7,729	$6,867
Filtered Cigars	1,319	3,303	2,422	6,927
Cigarillos	94	552	88	552
Total Contract Manufacturing	4,128	7,962	10,239	14,346
VLN®	(45)	(15)	(200)	70
Total Product Line Revenues	$4,083	$7,947	$10,039	$14,416

The following tables present net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	June 30,
	2025	2024
Customer A	48.71%	34.37%
Customer B	14.51%	*
Customer C	16.64%	*
Customer D	13.67%	20.93%
All other customers	6.47%	44.70%

	Six Months Ended
	June 30,
	2025	2024
Customer A	66.03%	36.25%
Customer B	10.62%	*
All other customers	23.35%	63.75%

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

Total contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2025	2024
Unbilled receivables	$3,265	$1,298
Consideration payable to the customer	(1,639)	—
Deferred income	(260)	(20)
Net contract assets	$1,366	$1,278

During the six months ended June 30, 2025 and 2024, the Company recognized $0 and $726 of revenue that was included in the contract liability balance as of December 31, 2024 and 2023.

NOTE 9 – EQUITY BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. As of June 30, 2025, the Company had available 5,204,262 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales, general, and administrative	$84	$36	$108	$176
Cost of goods sold	17	—	17	—
Research and development	6	20	8	61
Total equity based compensation	$107	$56	$133	$237

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2025 through June 30, 2025.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2025	—	$—
Granted	6,946	46.23
Unvested at March 31, 2025	6,946	$46.23
Unvested at June 30, 2025	6,946	$46.23

As of June 30, 2025, unrecognized compensation expense for RSUs amounted to $284 which is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of the status of stock options activity since January 1, 2025 and at June 30, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2025	—	$—			$—
Granted	20,822	46.23
Outstanding at March 31, 2025	20,822	$46.23	10.0	years	$—
Outstanding at June 30, 2025	20,822	$46.23	9.7	years	$—
Exercisable at June 30, 2025	—	$—	—	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of June 30, 2025, unrecognized compensation expense for stock options amounted to $743 which is expected to be recognized over a weighted average period of approximately 2.6 years.

The weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2025
Grant date fair value	$40.32
Risk-free interest rate (1)	4.07%
Expected dividend yield (2)	—%
Expected volatility (3)	114.32%
Expected term of stock options (4)	6.44	years

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
(4) The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following tables summarize the Company’s warrant activity:

Warrants outstanding at January 1, 2025	1,119,795
Exercised	(80,022)
Warrants outstanding at March 31, 2025	1,039,773
Issued	2,112,260
Anti-dilution adjustment	1,418,677
Exercised	(99,243)
Warrants outstanding at June 30, 2025	4,471,467

The following tables summarizes the Company’s outstanding warrants as of June 30, 2025:

	# of warrants outstanding	Current exercise price (1)	Expiration date
July 2022 RDO warrants	1	$1,527,660	July 25, 2027
Senior Secured Credit Facility - JGB	7	$637,295	September 3, 2028
July 19, 2023 RDO warrants	9	$18.15	July 20, 2028
October 2023 CMPO warrants	4	$18.15	October 19, 2028
2023 Inducement warrants	1	$18.15	February 15, 2029
April 2024 RDO Placement Agent warrants	331	$18.15	April 8, 2029
Omnia Pre-Funded Warrants	371	$0.00001	Not applicable
Omnia warrants	148	$8,314.000	May 1, 2029
September 2024 Reg A+ warrants (2)	29,786	$18.15	December 6, 2029
September 2024 RDO warrants (2)	27,344	$18.15	December 6, 2029
September 2024 RDO Placement Agent warrants (2)	881	$18.15	December 6, 2029
September 2024 Inducement warrants (2)	36,781	$18.15	December 6, 2029
September 2024 Inducement Placement Agent warrants (2)	868	$18.15	December 6, 2029
October 2024 RDO (2)	82,060	$18.15	December 6, 2029
October 2024 RDO Placement Agent Warrants (2)	3,895	$18.15	December 6, 2029
Amended October 2024 PIPE Warrants (3)	2,429,746	$17.25	July 15, 2030
Amended October 2024 PIPE Placement Agent Warrants (3)	141,014	$17.25	July 15, 2030
April 2025 Inducement Warrants (3)	1,718,220	$17.25	July 15, 2030
	4,471,467
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.

(2) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.75 (a “Zero Exercise Price Exercise”). A Zero Exercise Price Exercise for the warrants will result in the issuance of three quarters (0.75) shares for no additional consideration.

(3) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 2.0 (a “Zero Exercise Price Exercise”). A Zero Exercise Price Exercise for the warrants will result in the issuance of two (2) shares for no additional consideration.

The incremental value of modifications to warrants as a result of down-round ratchet provisions in outstanding warrants from the issuance of equity in a subsequent financing is determined based on Monte-Carlo and Black Scholes valuation models. Amounts recorded as Deemed dividends in determining Net loss available to common shareholders in the Statement of Operations and Comprehensive Loss during the three and six months ended June 30, 2024, total deemed dividends were $445 and $4,034.

April 2025 Warrant Inducement & Amendment

On April 29, 2025, the Company commenced a warrant inducement offering with the holders of outstanding warrants to purchase 481,395 shares of common stock (the “Existing Warrants”), which are exercisable for an equal number of shares of common stock at an exercise price of $98.95. The Company offered the holders of the Existing Warrants an inducement period whereby the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants, for cash, at a reduced exercise price equal to $18.15. Each holder agreed to exercise 60% of their Existing Warrants immediately (the “Initial Exercise”) and will exercise the remaining 40% within 30 calendar days following the Effectiveness Date (as defined in the agreements), provided that the Company’s stock price at such time equals or exceeds 90% of the Nasdaq Minimum Price on that date (the “Additional Exercise”).

The net proceeds to the Company from the Initial Exercise, after deducting placement agent fees and the Company’s offering expenses were $5,075. In connection with the Initial Exercise, the Company issued 299,543 Inducement Warrants. Of the aggregate net proceeds, the Company was obligated under the Debentures of the convertible senior secured credit facility to repay outstanding debt in the amount of $1,017. The Company also measured the fair value of the Existing Warrants before and after the modification to decrease the cash exercise price, and concluded there was no incremental fair value to be recorded as issuance costs due to the alternative cashless exercise features of the warrants.

Additionally, on April 29, 2025, the Company entered into amendments with the holders of the outstanding warrants issued on October 24, 2024, which adjusted the provisions of the warrants regarding recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The anti-dilution adjustment resulted in the issuance of an additional 1,418,677 October 2024 PIPE Warrants and October 2024 PIPE Placement Agent warrants.

NOTE 11. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2025 and 2024, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted EPS as the effect was antidilutive to consolidated net loss. 371 pre-funded warrants are included in weighted average common shares outstanding – basic and diluted for purposes of calculating loss per common share for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

	(in thousands, except for per-share data)
Net loss from continuing operations	$(3,296)	$(2,214)	$(6,571)	$(7,664)
Net (loss) income from discontinued operations	(111)	1,102	(1,164)	813
Net loss	(3,407)	(1,112)	(7,735)	(6,851)
Deemed dividends	—	(445)	—	(4,034)
Net loss available to common shareholders	$(3,407)	$(1,557)	$(7,735)	$(10,885)

Basic and diluted loss per common share from continuing operations	$(13.16)	$(843.98)	$(40.25)	$(4,244.85)
Basic and diluted (loss) income per common share from discontinued operations	(0.45)	419.87	(7.13)	450.46
Basic and diluted loss per common share from deemed dividends	—	(169.61)	—	(2,234.43)
Basic and diluted loss per common share	$(13.61)	$(593.72)	$(47.38)	$(6,028.82)

Anti-dilutive shares are as follows as of June 30:
Warrants (excluding pre-funded)	4,471,096	1,420,727	4,471,096	1,420,727
Options	20,822	4	20,822	4
Restricted stock units	6,946	5	6,946	5
	4,498,864	1,420,736	4,498,864	1,420,736

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

			Future Commitments
Commitment	Counter Party	Commitment Type	2025	2026	2027	2028	2029 & After	Total
License Agreement	NCSU	Minimum annual royalty	$50	$50	$100	$150	$3,425	$3,775	(1)
License Agreement	NCSU	Contract fee	250	—	—	—	—	250	(2)
Consulting Agreements	Various	Contract fee	226	146	—	—	—	372	(3)
			$526	$196	$100	$150	$3,425	$4,397

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.

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

On March 4, 2025, the parties entered into a Stipulation and Agreement of Settlement to fully resolve all claims, which was preliminarily approved by the Court on April 7, 2025. On July 16, 2025, the Court granted a motion for approval of the settlement and entered an Order and Final Judgment. As part of the settlement, the Company agreed to certain corporate governance reforms as part of the settlement. The settlement also includes an amount of $768 related to plaintiffs’ attorney and legal fees that is fully covered and paid by the Company’s insurance. Accordingly, the Company has released its accrual for litigation settlement and corresponding indemnification receivable on the Condensed Consolidated Balance Sheets as of June 30, 2025.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The Company is seeking full recovery of its business interruption claim under the policy plus additional damages resulting from Dorchester’s continued delay in issuing coverage payments. Discovery is complete. The trial date is November 4, 2025.

KeyGene Dispute

On April 11, 2024 the Company received a Request for Arbitration from Keygene N.V. (“Keygene”) in connection with the Company’s termination of various framework collaborative research agreements. The parties fully resolved the matter pursuant to a Settlement Agreement and Mutual Release executed on April 25, 2025.

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

CRP filed a first amended complaint on March 12, 2025, restating the same three counts. The Company filed a Special Motion to Strike the first amended complaint on March 27, 2025. At an April 28, 2025 hearing, the Court granted the Company’s Special Motion to Strike as to Count II and Count III in CRP’s first amended complaint, leaving only Count I. CRP will not have an opportunity to amend its complaint to replead Count II or Count III. On May 15, 2025, the Court also denied an application that had been filed by CRP for a right to attach order and writ of attachment against PTB. Discovery is ongoing.

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

The Company has moved to dismiss all counts of the complaint directed to the Company and its subsidiaries. In the event the counts are not dismissed, the Company believes it has substantial defenses to the claims and intends to defend itself vigorously.

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

The following table presents revenues and significant segment expenses from continuing operations for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Consolidated net revenue	$4,083	$7,947	$10,039	$14,416
Less:
Cost of goods sold	2,739	3,743	5,499	7,812
Excise taxes	1,855	3,508	5,536	6,893
Selling, general and administration	2,119	2,340	3,918	5,224
Research and development	117	149	178	473
Depreciation and amortization	234	248	459	514
Other segment items (1)	(36)	(328)	111	(353)
Interest expense	351	501	909	1,517
Segment net loss from continuing operations	$(3,296)	$(2,214)	$(6,571)	$(7,664)

(1) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

The Company recognized the following depreciation and amortization costs from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of goods sold	$122	$123	$243	$265
Selling, general and administration	—	21	—	42
Total depreciation from continuing operations	$122	$144	$243	$307

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Cost of goods sold	$2	$2	$5	$5
Research and development	110	102	211	202
Total amortization from continuing operations	$112	$104	$216	$207

Geographic Area Information

For the three and six months ended June 30, 2025 and 2024, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of June 30, 2025 and December 31, 2024, all long-lived assets are physically located or domiciled in the United States.

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

On April 2, 2024, we implemented a 1-for-16 reverse stock split, on December 17, 2024, we implemented a 1-for-135 reverse stock split, and on June 20, 2025, we implemented a 1-for-23 reverse stock split. All historical share and per-share amounts reflected throughout this section have been adjusted to reflect the reverse stock splits. The par value per share of our common stock was not affected.

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

Our Business

22nd Century Group, Inc. (NASDAQ: XXII) is a tobacco products company focused on tobacco harm reduction by offering tobacco products with 95% less nicotine, designed to improve health and wellness by giving smokers a choice to control their nicotine consumption.  Backed by comprehensive and extensively patented technologies that regulate nicotine biosynthesis activities in the tobacco plant, the Company has pioneered development of high-yield, proprietary reduced nicotine content (RNC) tobacco plants and clinically validated RNC cigarette products. The Company received the first and only FDA Modified Risk Tobacco Product (MRTP) authorization for a combustible cigarette in December 2021. The Company is a subsequent participating manufacturer under the Master Settlement Agreement ("MSA") and vertically integrated for the production of its both own products and contract manufacturing operations ("CMO"), which consist primarily of branded filtered cigars and conventional cigarettes.

Financial Overview

●	Net revenues for the second quarter of 2025 were $4,083, a decrease of 48.6% from $7,947 in the prior year period reflecting shifts in product mix.
o	Second quarter 2025 cartons sold of 779 compared to 719 in the comparable prior year period.
●	Gross profit for the second quarter of 2025 was a loss of $635 compared to a profit of $570 in the prior year period.
●	Total operating expenses for the second quarter of 2025 decreased to $2,346 compared to $2,617 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $2,119 compared to $2,360 in the prior year period, primarily driven by lower insurance and legal costs, lower headcount (compensation and benefits), offset by higher strategic consulting expenses.
o	Research development expenses decreased to $227, compared to $250 in the prior year period, mainly driven by lower headcount (compensation and benefits costs).
●	Operating loss from continuing operations for the second quarter 2025 was $2,981, compared to a loss of $2,047 in the prior year period, primarily as a result of decreased revenue and margin from research cigarettes shipped in the prior year period offset by lower operating expenses.
●	Net loss from continuing operations in the second quarter of 2025 was $3,296 and basic and diluted loss from continuing operations per common share was $13.16 compared with net loss from continuing operations in the second quarter of 2024 of $2,214, and basic and diluted net loss from continuing operations per common share of $843.98.
●	As of June 30, 2025, the Company had $3,083 in cash and cash equivalents.

Our Financial Results

	Three Months Ended
	June 30	June 30	Change
	2025	2024	$	%
Revenues, net	$4,083	$7,947	(3,864)	(48.6)
Cost of goods sold	2,863	3,869	(1,006)	(26.0)
Excise taxes and fees on products	1,855	3,508	(1,653)	(47.1)
Gross (loss) profit	(635)	570	(1,205)	(211.4)
Gross (loss) profit as a % of revenues, net	(15.6)%	7.2%
Operating expenses:
Sales, general and administrative ("SG&A")	2,119	2,360	(241)	(10.2)
SG&A as a % of revenues, net	51.9%	29.7%
Research and development ("R&D")	227	250	(23)	(9.2)
R&D as a % of revenues, net	5.6%	3.2%
Other operating expense, net ("OOE")	-	7	(7)	NM
Total operating expenses	2,346	2,617	(271)	(10.4)
Operating loss from continuing operations	(2,981)	(2,047)	(934)	45.6
Operating loss as a % of revenues, net	(73.0)%	(25.8)%
Other income (expense):
Other income (expense), net	(12)	339	(351)	(103.5)
Interest income, net	14	21	(7)	(33.3)
Interest expense	(351)	(501)	150	(29.9)
Total other income (expense), net	(349)	(141)	(208)	147.5
Loss from continuing operations before income taxes	(3,330)	(2,188)	(1,142)	52.2
(Benefit) provision for income taxes	(34)	26	(60)	(230.8)
Net loss from continuing operations	$(3,296)	$(2,214)	(1,082)	48.9
Net loss as a % of revenues, net	(80.7)%	(27.9)%
Net loss per common share from continuing operations (basic and diluted)	$(13.16)	$(843.98)	830.82	(98.4)

NM - calculated change not meaningful

	Six Months Ended
	June 30	June 30	Change
	2025	2024	$	%
Revenues, net	$10,039	$14,416	(4,377)	(30.4)
Cost of goods sold	5,747	8,082	(2,335)	(28.9)
Excise taxes and fees on products	5,536	6,893	(1,357)	(19.7)
Gross (loss) profit	(1,244)	(559)	(685)	122.5
Gross (loss) profit as a % of revenues, net	(12.4)%	(3.9)%
Operating expenses:
Sales, general and administrative ("SG&A")	3,918	5,266	(1,348)	(25.6)
SG&A as a % of revenues, net	39.0%	36.5%
Research and development ("R&D")	390	675	(285)	(42.2)
R&D as a % of revenues, net	3.9%	4.7%
Other operating income, net ("OOE")	-	(19)	19	NM
Total operating expenses	4,308	5,922	(1,614)	(27.3)
Operating loss from continuing operations	(5,552)	(6,481)	929	(14.3)
Operating loss as a % of revenues, net	(55.3)%	(45.0)%
Other income (expense):
Other income (expense), net	(174)	339	(513)	(151.3)
Interest income, net	30	21	9	42.9
Interest expense	(909)	(1,517)	608	(40.1)
Total other income (expense), net	(1,053)	(1,157)	104	(9.0)
Loss from continuing operations before income taxes	(6,605)	(7,638)	1,033	(13.5)
(Benefit) provision for income taxes	(34)	26	(60)	(230.8)
Net loss from continuing operations	(6,571)	(7,664)	1,093	(14.3)
Net loss as a % of revenues, net	(65.5)%	(53.2)%
Net loss per common share from continuing operations (basic and diluted)	$(40.25)	$(4,244.85)	4,204.60	(99.1)

NM - calculated change not meaningful

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Product line revenue, net

	Three Months Ended
	June 30,
	2025		2024		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	2,715	594	4,107	169	(1,392)	425
Filtered Cigars	1,319	172	3,303	459	(1,984)	(287)
Cigarillos	94	14	552	91	(458)	(77)
Total Contract Manufacturing	4,128	780	7,962	719	(3,834)	61
VLN®	(45)	(1)	(15)	0	(30)	(1)
Total Product Line Revenues	4,083	779	7,947	719	(3,864)	60

	Six Months Ended
	June 30,
	2025		2024		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	7,729	1,025	6,867	260	862	765
Filtered Cigars	2,422	331	6,927	995	(4,505)	(664)
Cigarillos	88	14	552	91	(464)	(77)
Total Contract Manufacturing	10,239	1,370	14,346	1,346	(4,107)	24
VLN®	(200)	(3)	70	2	(270)	(5)
Total Product Line Revenues	10,039	1,367	14,416	1,348	(4,377)	19

For the second quarter and six months ended June 30, 2025, total product line revenues decreased to $4,083 and $10,039, respectively, compared to the prior year periods.

●	For the second quarter of 2025, cigarette volumes increased to 594 cartons reflecting additional CMO cigarette customers, including new export volume, as compared to the prior year period. The decrease in sales dollars is a result of a contractual increase in consideration payable due to the customer effective April 1, 2025. Additionally, in prior year periods under legacy contracts, similar pricing arrangements were recorded within cost of goods sold. During April 2024, the Company also benefitted from a one-time Spectrum® research cigarette order which provided a $889 benefit to the prior year period.

For the six months of 2025, cigarette sales benefitted from new customer contracts with our largest CMO customer effective January 1, 2025, including the initial impact of accounting for revenue accruals recorded as over-time revenue recognition, offset by pricing arrangements recorded as consideration payable to the customer recognized within revenue. In prior year periods under legacy contracts, similar pricing arrangements were recorded within cost of goods sold.

●	For the second quarter and six months of 2025, filtered cigars net revenues decreased to $1,319 and $2,422, respectively, from the prior comparable periods, reflecting lower volumes as the Company implemented repricing of customer contracts and shifts its product mix into higher margin branded cigarettes and VLN® cigarettes.

●	Cigarillo distribution net revenues for the second quarter and six months of 2025 declined compared to the prior year due to initial stocking orders in April 2024 to be sold through its distributors.

●	VLN® cigarette net revenues reflect return accruals for product previously sold that will be exchanged, as initial shipments begin to schedule for the rebranded product and partner VLN® products to be launched in the third quarter of 2025.

Gross (loss) profit

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2025	2024	2025	2024
Gross (loss) profit	$(635)	$570	$(1,244)	$(559)
Percent of Revenues, net	(15.6)%	7.2%	(12.4)%	(3.9)%

Gross (loss) profit for the second quarter and six months of 2025 declined as compared to the prior year comparable period, primarily driven by the decrease in overall volume, and shift in product mix. Additionally, during April 2024, the Company also benefitted from a one-time Spectrum® research cigarette order which provided an approximate $750 benefit to the prior year period.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Compensation and benefits (a)	$(27)	$(433)
Strategic consulting (b)	175	(23)
Legal (c)	(93)	(393)
Insurance (d)	(106)	(370)
Other expenses (e)	(190)	(129)
Net decrease in SG&A expenses	$(241)	$(1,348)

(a) Compensation and benefits expense decreased for the three and six months ended June 30, 2025 compared to the prior year period due to a reduction of headcount.

(b) Increases of strategic consulting for the three months ended June 30, 2025, compared to the prior year period was due to increased spending related to investor relations and public company expenses.

Decreases of strategic consulting for the six months ended June 30, 2025, compared to the prior year period was due to reduced consulting expenses related to post-market studies offset by increased investor relations and public company expenses.

(c) Legal expenses decreased for the three and six months ended June 30, 2025 compared to 2024 mainly due to an increase in regulatory legal expense in the prior year period.

(d) Decreases for the three and six months ended June 30, 2025 compared to the prior years periods were due to lower insurance premiums.

(e) Decreases in other expenses for the three and six month periods ended June 30, 2025 compared to 2024, was driven primarily by decreased sales and marketing expense, depreciation expense, repair and maintenance expense and technology expense.

Research and development (“R&D”) expense

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Compensation and benefits (a)	$(50)	$(134)
Contract, IP and other expenses (b)	27	(151)
Net decrease in R&D expenses	$(23)	$(285)

(a)	Decreased compensation and benefits for the three and six months ended June 30, 2025 are mainly related to the decrease in headcount in the current year periods compared to the prior year periods.
(b)	Increases in Contract, IP and other expenses for the three months period ended June 30, 2025, compared to the prior year period were due to higher amortization expense from our NCSU contract and additional testing costs.

Decreases in Contract, IP and other expenses for the six months ended June 30, 2025 compared to the prior year period relate to decreases from tobacco growing and sponsored research agreements that were not recurring in the current year periods.

Other income (expense)

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Other income (expense), net (a)	$(351)	$(513)
Interest income, net	(7)	9
Interest expense (b)	150	608
Net (decrease) increase in other expense	$(208)	$104

(a)	Other income (expense), net decreased for the three and six months ended June 30, 2025, compared to the same prior year period, due to a loss resulting from change in fair value of the Omnia 2024 warrant liabilities that did not occur in the prior year periods.

(b)	Decreases in interest expense was a result of ongoing repayment and elimination of debt obligations on our balance sheet. For the three months ended June 30, 2025 compared to the prior year period, cash interest decreased $102, non-cash interest amortization increased $9 including $129 of extinguishment charges recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $28), and other interest charges of $54, offset by a loss that occurred in the prior year period of $541 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $301 from the Subordinated Note, which was a $400 loss on extinguished prior to maturity in April 2024.

For the six months ended June 30, 2025 compared to the prior year period, cash interest decreased $202, non-cash interest amortization increased $610 including $129 of extinguishment charges recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $109), and other interest charges of $65, offset by a loss that occurred in the prior year period of $459 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $1,030 from the Subordinated Note, which was a $400 loss on extinguished prior to maturity in April 2024.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $6,454 for the six months ended June 30, 2025 and an accumulated deficit of $401,606 as of June 30, 2025. As of June 30, 2025, we had cash and cash equivalents of $3,083 and working capital deficit from continuing operations of ($3,064) (compared to working capital from continuing operations of $1,790 at December 31, 2024). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash, and cash equivalents and working capital from continuing operations as of June 30, 2025 and December 31, 2024 are set forth below:

	June 30	December 31
	2025	2024
Cash and cash equivalents	$3,083	$4,422
Working capital	$(3,064)	$1,790

Working Capital

As of June 30, 2025, we had working capital deficit from continuing operations, excluding assets and liabilities held for sale, of approximately ($3,064) compared to working capital of approximately $1,790 at December 31, 2024 a decrease of $4,854. This decrease in working capital was primarily due to an increase in net current liabilities of $6,251 reflecting the reclassification of the convertible senior secured credit facility and the 2024 Omnia warrant liability to current, as the maturity date is within twelve months of the balance sheet date, offset by an increase of $1,397 in net current assets. Cash and cash equivalents decreased by $1,339 and the remaining net current assets increased by $2,736. As a result of the working capital balance, management has taken a number of steps to improve liquidity. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Six Months Ended
	June 30,		Change
	2025	2024	$
Cash provided by (used in):
Operating activities	$(6,454)	$(6,970)	516
Investing activities	672	(49)	721
Financing activities	4,443	6,240	(1,797)
Net change in cash and cash equivalents	$(1,339)	$(779)

Net cash used in operating activities

Cash used in operating activities decreased $516 from $6,970 in 2024 to $6,454 in 2025. The primary driver for this change was lower net loss of $884, an increase of $1,111 related to net adjustments to reconcile net loss to cash, and a decrease in cash used for working capital components related to operations in the amount of $289 for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024.

Net cash provided by (used in) investing activities

Cash provided by investing activities amounted to $672 the six months ended June 30, 2025, as compared to cash used in investing activities of $49 for the six months ended June 30, 2024. The increase in cash provided by investing activities of $721 was the result of an increase of $748 of proceeds from the sale of property, plant and equipment primarily from the sale of Needlerock farms and an increase of cash outflows of $27 related to the acquisitions of patents, trademarks, licenses and property, plant and equipment.

Net cash (used in) provided by financing activities

During the six months ended June 30, 2025, cash provided by financing activities decreased by $1,797 from $6,240 in the prior year period to $4,443, resulting from decreases in net proceeds from common stock issuances of $3,913, increases of payments of long-term debt of $768, decreases of proceeds from issuance of notes payable of $233, offset by increases in cash inflows from net proceeds from warrant exercises of $2,830 and a decrease of cash outflows from taxes paid related to net share settlement of RSUs of $1 and a decrease in payments on notes payable of $286.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments with various institutions, accredited investors, high net worth individuals and creditors.

In April 2025, we received net proceeds of $5,075 from the inducement and exercise of 76,100 existing warrants for shares of common stock and issuance of 76,100 warrants to purchase common stock. The additional tranche of 184,008 existing warrants for shares of common stock was not exercised and has expired under the terms of the inducement.

As of June 30, 2025, the remaining principal balance under our Senior Secured Credit Facility is $3,790. The Debentures under the Senior Secured Credit Facility allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock and the conversion option price in effect is $138.92.  During the first quarter of 2025, the Holders converted $3,132 of principal balance in exchange for 22,549 shares of common stock. During the second quarter of 2025, the Company repaid $1,017 of principal balance contractually required with the proceeds of the warrant inducement transaction.

Additionally, at its option, JGB may require the Company to redeem 2% of the original principal amount of the Debentures, as amended to be no more than 50% or $210 per calendar month through July 2025 and $421 per calendar month thereafter which amount may at the Company’s election, subject to certain exceptions, be paid in cash, shares of the Company’s common stock, or a combination thereof. JGB did not elect the monthly redemption feature during the three month period ended June 30, 2025. If the redemption feature is elected, as of June 30, 2025, contractual maturities under the senior secured credit Facility for the remainder of 2025 is $2,104, and for 2026 is $1,686.

Outstanding Warrants

As of August 11, 2025, we had the following warrants outstanding:

	# of warrants outstanding	Current exercise price (1)	Expiration date
July 2022 RDO warrants	1	$1,527,660	July 25, 2027
Senior Secured Credit Facility - JGB	7	$637,295	September 3, 2028
July 19, 2023 RDO warrants	9	$18.15	July 20, 2028
October 2023 CMPO warrants	4	$18.15	October 19, 2028
2023 Inducement warrants	1	$18.15	February 15, 2029
April 2024 RDO Placement Agent warrants	331	$18.15	April 8, 2029
Omnia Pre-Funded Warrants	371	$0.00001	Not applicable
Omnia warrants	148	$8,314.000	May 1, 2029
September 2024 Reg A+ warrants (2)	18,834	$18.15	December 6, 2029
September 2024 RDO warrants (2)	7,741	$18.15	December 6, 2029
September 2024 RDO Placement Agent warrants (2)	881	$18.15	December 6, 2029
September 2024 Inducement warrants (2)	15,391	$18.15	December 6, 2029
September 2024 Inducement Placement Agent warrants (2)	868	$18.15	December 6, 2029
October 2024 RDO (2)	42,578	$18.15	December 6, 2029
October 2024 RDO Placement Agent Warrants (2)	3,895	$18.15	December 6, 2029
Amended October 2024 PIPE Warrants (3)	2,080,914	$17.25	July 15, 2030
Amended October 2024 PIPE Placement Agent Warrants (3)	108,696	$17.25	July 15, 2030
April 2025 Inducement Warrants (3)	599,345	$17.25	July 15, 2030
	2,880,015
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.

(2) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 0.75 (a “Zero Exercise Price Exercise”). A Zero Exercise Price Exercise for the warrants will result in the issuance of three quarters (0.75) shares for no additional consideration.

(3) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 2.0 (a “Zero Exercise Price Exercise”). A Zero Exercise Price Exercise for the warrants will result in the issuance of two (2) shares for no additional consideration.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2025, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 3.1	Form of Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed June 10, 2025)

Exhibit 3.2	Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 from the Company’s Form 8-K filed on June 16, 2025)

Exhibit 10.1	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference from Appendix B to the Company’s definitive proxy statement filed June 10, 2025)

Exhibit 10.2	Master Services Agreement with Murphy Oil USA, Inc. dated June 23, 2025 (filed herewith)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 14, 2025	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: August 14, 2025	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)