Form 10-Q
period 2025-09-30
22nd Century Group, Inc.
filed 2025-11-04
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

Yes  ☐ No  ☒

As of October 31, 2025, there were 6,987,290 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2025 and 2024 (unaudited)	4

	Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) and Mezzanine Equity for the Three and Nine Months ended September 30, 2025 and 2024 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2025 and 2024 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

PART II.	OTHER INFORMATION	43

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Default Upon Senior Securities	43

Item 4.	Mine Safety Disclosures	43

Item 5.	Other Information	43

Item 6.	Exhibits	44

SIGNATURES		45

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$4,846	$4,422
Accounts receivable, net	2,993	1,698
Inventories	2,906	2,015
Insurance recoveries	9,500	768
GVB promissory note, net	—	500
Prepaid expenses and other current assets	2,678	1,068
Current assets of discontinued operations held for sale	—	1,051
Total current assets	22,923	11,522
Property, plant and equipment, net	2,452	2,773
Operating lease right-of-use assets, net	767	1,639
Intangible assets, net	6,210	5,724
Other assets	15	15
Total assets	$32,367	$21,673

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable - current	$368	$254
Current portion of long-term debt	—	1,500
Operating lease obligations	163	261
Accounts payable	2,598	2,401
Accrued expenses	2,234	1,021
Accrued litigation	—	768
Accrued payroll	140	318
Accrued excise taxes and fees	3,399	2,038
Deferred income	79	20
Other current liabilities	1,231	100
Current liabilities of discontinued operations held for sale	333	1,281
Total current liabilities	10,545	9,962
Long-term liabilities:
Operating lease obligations	644	1,437
Long-term debt	—	5,165
Other long-term liabilities	74	1,097
Total liabilities	11,263	17,661
Commitments and contingencies (Note 12)

Mezzanine equity:
Series A convertible preferred shares, $0.00001 par value; 9,650 shares issued and outstanding at September 30, 2025 and 0 at December 31, 2024, respectively	2,734	—
Total mezzanine equity	2,734	—

Shareholders' equity:
Common stock, $.00001 par value, 500,000,000 shares authorized, 6,987,290 shares issued and outstanding at September 30, 2025 and 31,727 at December 31, 2024, respectively
Common stock, par value	—	—
Capital in excess of par value	414,487	397,883
Accumulated deficit	(396,117)	(393,871)
Total shareholders' equity	18,370	4,012
Total liabilities, mezzanine equity and shareholders’ equity	$32,367	$21,673

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues, net	$4,011	$5,946	$14,050	$20,361
Cost of goods sold	2,557	3,102	8,304	11,184
Excise taxes and fees on products	2,513	3,432	8,049	10,324
Gross loss	(1,059)	(588)	(2,303)	(1,147)
Operating expenses:
Sales, general and administrative	1,849	2,547	5,766	7,814
Research and development	193	240	583	915
Other operating expense (income), net	111	2	111	(18)
Total operating expenses	2,153	2,789	6,460	8,711
Operating loss from continuing operations	(3,212)	(3,377)	(8,763)	(9,858)
Other income (expense):
Other income (expense), net	(33)	100	(207)	439
Interest income, net	16	3	46	26
Interest expense	(534)	(311)	(1,443)	(1,828)
Total other income (expense), net	(551)	(208)	(1,604)	(1,363)
Loss from continuing operations before income taxes	(3,763)	(3,585)	(10,367)	(11,221)
(Benefit) provision for income taxes	—	—	(34)	27
Net loss from continuing operations	$(3,763)	$(3,585)	$(10,333)	$(11,248)

Discontinued operations:
Income (loss) from discontinued operations before income taxes	$9,252	$(172)	$8,087	$640
Provision for income taxes	—	—	—	—
Income (loss) from discontinued operations	$9,252	$(172)	$8,087	$640

Net income (loss)	$5,489	$(3,757)	$(2,246)	$(10,608)
Comprehensive income (loss)	$5,489	$(3,757)	$(2,246)	$(10,608)

Net income (loss)	$5,489	$(3,757)	$(2,246)	$(10,608)
Deemed dividends	—	(3,677)	—	(7,711)
Net income (loss) available to common shareholders	$5,489	$(7,434)	$(2,246)	$(18,319)

Basic income (loss) per share:
Basic loss per common share from continuing operations	$(1.06)	$(848.84)	$(7.94)	$(4,297.69)
Basic income (loss) per common share from discontinued operations	$2.61	$(40.77)	$6.21	$244.44
Basic loss per common share from deemed dividends	$—	$(870.65)	$—	$(2,946.25)
Basic income (loss) per common share	$1.55	$(1,760.26)	$(1.73)	$(6,999.50)

Diluted income (loss) per share:
Diluted loss per common share from continuing operations	$(1.06)	$(848.84)	$(7.94)	$(4,297.69)
Diluted income (loss) per common share from discontinued operations	$0.78	$(40.77)	$1.99	$137.00
Diluted loss per common share from deemed dividends	$—	$(870.65)	$—	$(2,946.25)
Diluted income (loss) per common share	$(0.28)	$(1,760.26)	$(5.95)	$(7,106.94)

Weighted average shares outstanding:
Basic	3,541,337	4,223	1,301,656	2,617
Diluted	11,888,488	7,182	4,070,266	4,670

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND

MEZZANINE EQUITY

(Unaudited)

(amounts in thousands, except share data)

	Nine Months Ended September 30, 2025
	Shareholders' Equity					Mezzanine Equity
			Capital in		Total	Preferred
	Common Shares		Excess of	Accumulated	Shareholders’	Shares
	Outstanding*	Par Value*	Par Value*	Deficit	Equity	Outstanding	Amount
Balance at January 1, 2025	31,727	$—	$397,883	$(393,871)	$4,012	—	$—
Stock issued in connection with settled indebtedness	2,450	—	270	—	270	—	—
Stock issued in connection with licensing arrangement	2,078	—	230	—	230	—	—
Stock issued from alternative cashless warrant exercises	60,025	—	—	—	—	—	—
Stock issued upon conversion of Senior Secured Credit Facility	22,549	—	3,132	—	3,132	—	—
Conversion option remeasurement (Note 6)	—	—	283	—	283	—	—
Equity-based compensation	—	—	26	—	26	—	—
Net loss	—	—	—	(4,328)	(4,328)	—	—
Balance at March 31, 2025	118,829	$—	$401,824	$(398,199)	$3,625	—	$—
Stock issued in connection with warrant exercises, net of fees of $363	76,100	—	5,075	—	5,075	—	—
Stock issued from alternative cashless warrant exercises	297,870	—	—	—	—	—	—
Stock issued in connection with settled indebtedness	8,696	—	230	—	230	—	—
Equity-based compensation	—	—	107	—	107	—	—
Fractional shares issued for reverse stock split	113,709	—	—	—	—	—	—
Net loss	—	—	—	(3,407)	(3,407)	—	—
Shares held in abeyance	(156,554)	—	—	—	—	—	—
Balance at June 30, 2025	458,650	$—	$407,236	$(401,606)	$5,630	—	$—
Stock issued from abeyance	156,554	—	—	—	—	—	—
Stock issued from alternative cashless warrant exercises	5,913,069	—	—	—	—	—	—
Stock issued in connection with the issuance of Series A Convertible Preferred Stock, net of fees of $757	—	—	6,876	—	6,876	10,650	3,017
Stock issued upon conversion of preferred stock	456,621	—	283	—	283	(1,000)	(283)
Equity-based compensation	—	—	92	—	92	—	—
Fractional shares issued for reverse stock split	2,396	—	—	—	—	—	—
Net income	—	—	—	5,489	5,489	—	—
Balance at September 30, 2025	6,987,290	$—	$414,487	$(396,117)	$18,370	9,650	$2,734

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024, 1-for-135 reverse stock split on December 17, 2024, and 1-for-23 reverse stock split on June 20, 2025.

	Nine Months Ended September 30, 2024
	Shareholders' Equity					Mezzanine Equity
			Capital in		Total	Preferred
	Common Shares		Excess of	Accumulated	Shareholders’	Shares
	Outstanding*	Par Value*	Par Value*	Deficit	Equity (Deficit)	Outstanding	Amount
Balance at January 1, 2024	839	$—	$370,297	$(378,707)	$(8,410)	—	$—
Stock issued in connection with RSU vesting, net of 1 share withheld for taxes	4	—	(1)	—	(1)	—	—
Stock issued in connection with licensing arrangement	4	—	100	—	100	—	—
Stock issued in connection with warrant exercises, net of fees of $176	246	—	2,245	—	2,245	—	—
Equity-based compensation	—	—	181	—	181	—	—
Fractional shares issued for reverse stock split	39	—	—	—	—	—	—
Net loss	—	—	—	(5,739)	(5,739)	—	—
Balance at March 31, 2024	1,132	$—	$372,822	$(384,446)	$(11,624)	—	$—
Stock issued in connection with warrant exercises	86	—	—	—	—	—	—
Stock issued for extinguishment of Subordinated Note	371	—	3,864	—	3,864	—	—
Stock issued in connection with capital raise, net of issuance costs of $324 [1]	639	—	3,913	—	3,913	—	—
Stock issued upon conversion of Senior Secured Credit Facility [2]	510	—	2,756	—	2,756	—	—
Stock issued in connection with settled indebtedness	226	—	1,192	—	1,192	—	—
Equity-based compensation	—	—	56	—	56	—	—
Net loss	—	—	—	(1,112)	(1,112)	—	—
Balance at June 30, 2024	2,964	$—	$384,603	$(385,558)	$(955)	—	$—
Stock issued in connection with settled indebtedness	460	—	425	—	425	—	—
Stock issued in connection with Reg A Private Placement, net of issuance costs of $332	3,133	—	5,208	—	5,208	—	—
Stock issued in connection with capital raise, net of issuance costs of $121	1,661	—	1,054	—	1,054	—	—
Stock issued in connection with warrant exercises, net of fees of $85	1,636	—	1,073	—	1,073	—	—
Stock issued upon conversion of Senior Secured Credit Facility	142	—	328	—	328	—	—
Stock issued in connection with licensing arrangement	113	—	100	—	100	—	—
Equity-based compensation	—	—	(4)	—	(4)	—	—
Net loss	—	—	—	(3,757)	(3,757)	—	—
Shares held in abeyance	(663)	—	—	—	—	—	—
Balance at September 31, 2024	9,446	$—	$392,787	$(389,315)	$3,472	—	$—

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

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,246)	$(10,608)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets - held for sale	293	—
Impairment of intangible assets	111	—
Amortization and depreciation	694	762
Amortization of right-of-use asset	206	189
Other non-cash gains	(32)	(947)
Provision for credit losses	507	4
(Gain) loss on sale or disposal of property, plant, and equipment	(12)	65
Debt related charges included in interest expense	1,586	1,906
Equity-based compensation	225	233
Change in fair value of warrant liabilities	207	(424)
Change in fair value of derivative liability	—	(482)
Change in inventory reserves	(215)	431
Changes in operating assets and liabilities:
Accounts receivable	(1,301)	(117)
Inventories	(676)	1,575
Prepaid expenses and other assets	(1,610)	284
Insurance recoveries	(9,500)	—
Accounts payable	(672)	(466)
Accrued expenses	1,012	(509)
Accrued payroll	(178)	(700)
Accrued excise taxes and fees	1,361	(75)
Other liabilities	(232)	(1,068)
Net cash used in operating activities	(10,472)	(9,947)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(75)	—
Acquisition of property, plant and equipment	(45)	(141)
Proceeds from the sale of property, plant and equipment	770	22
Issuance of 2025 GVB promissory note	(500)	—
Net cash provided by (used in) investing activities	150	(119)
Cash flows from financing activities:
Payments on notes payable	(909)	(1,231)
Proceeds from issuance of notes payable	1,023	1,256
Payments of penalties from long-term debt	(28)	—
Payments of long-term debt	(4,308)	(670)
Net proceeds from warrant exercise	5,075	3,403
Net proceeds from Series A preferred stock	9,893	—
Proceeds from issuance of common stock	—	10,916
Payment of common stock issuance costs	—	(324)
Taxes paid related to net share settlement of RSUs	—	(1)
Net cash provided by financing activities	10,746	13,349
Net increase in cash and cash equivalents	424	3,283
Cash and cash equivalents - beginning of period	4,422	2,058
Cash and cash equivalents - end of period	$4,846	$5,341

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$621	$8
Deemed dividends	$—	$7,711
Stock issued in connection with settled indebtedness	$500	$1,617
Non-cash licensing arrangement	$230	$100
Right-of-use assets and corresponding operating lease obligations	$(666)	$—
Equity issuance costs accrued but not yet paid	$—	$537
Stock issued for extinguishment of Subordinated Note	$—	$3,864
Payment of 2023 GVB promissory note	$500	$1,500
Payment of debt issuance costs	$—	$603
Equity conversion of Senior Secured Credit Facility	$3,132	$2,481
Equity subscription receivable	$—	$37
Insurance recoveries release	$768	$—
Conversion option remeasurement	$283	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

In the opinion of management, the Condensed Consolidated Financial Statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the results of the Company for the periods presented. The results for interim periods are not necessarily indicative of results or trends that may be expected for the entire fiscal year. The Condensed Consolidated Financial Statements were prepared using U.S. GAAP, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, certain components of equity, sales, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual results could differ materially from these estimates.

Liquidity and Capital Resources – These Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $10,472 and $9,947 for the nine months ended September 30, 2025 and 2024, respectively, and an accumulated deficit of $396,117 and $393,871 as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, the Company had cash and cash equivalents of $4,846.

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

Reverse Stock Split – In order to regain compliance with Nasdaq's continued listing requirements, the Company effected the following reverse stock splits:

		Round up of
Date	Split	fractional shares
April 2, 2024	1-for-16	39
December 17, 2024	1-for-135	5,514
June 20, 2025	1-for-23	116,105

All share and per share amounts, and exercise prices of stock options, and warrants in the Condensed Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

Mezzanine Equity - Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holder, such as when the Company has not obtained shareholder approval for certain provisions of the outstanding preferred shares, they are classified as "mezzanine equity" (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred shares are required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the consolidated financial statements.

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

The Company previously accounted for its convertible debt instrument, for which the conversion option is not bifurcated and accounted for separately as a derivative and is modified or exchanged in a transaction that is not accounted for as an extinguishment, the accounting was determined based on whether there is an increase or decrease in the fair value of the embedded conversion option. The fair value was calculated as the difference between the fair value of the embedded conversion option immediately before and after the modification or exchange. An increase in fair value was recorded as a decrease to the carrying amount of the debt instrument with a corresponding increase to Capital in Excess of Par Value.

Debt Issuance Costs and Discounts - Debt issuance costs and discounts associated with the issuance of debt by the Company are deferred and amortized over the term of the related debt. Debt issuance costs and discounts related to the Company’s previously outstanding Senior Secured Credit Facility and Subordinated Note were recorded as a reduction of the carrying value of the related debt and amortized to Interest expense using the effective interest method over the period from the date of issuance to the maturity date, whichever is earlier. The amortization of debt issuance costs and discounts are included in Debt related charges included in interest expense in the Condensed Consolidated Statements of Cash Flows. Note 6 “Debt” contains additional information on the Company’s debt issuance costs and discounts.

Offering Costs - In connection with equity offerings, the Company incurs and capitalizes certain direct, incremental legal, professional, accounting and other third-party costs. Such costs are offset against the gross proceeds of each equity offering and recorded as a component of Capital in excess of par in the Condensed Consolidated Balance Sheets upon the consummation of the offering. Additionally, the Company also applies the guidance in ASC 815-40-55-50 in connection with an offering, such as an inducement of outstanding warrants, whereby if the modification or exchange of a free-standing equity classified written call option increases the fair value, the Company records the incremental fair value as an equity issuance cost. See Note 10 “Capital Raises and Warrant For Common Stock” for further discussion of net proceeds associated with equity offerings.

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were impairment indicators related to patents of $111 for continuing operations during the three and nine months ended September 30, 2025.

Gain and Loss Contingencies – The Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to losses in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable. If, at the time of evaluation, the loss contingency related to a litigation or regulatory matter is not both probable and estimable, the matter will continue to be monitored for further developments that would make such loss contingency both probable and estimable. When a loss contingency related to a litigation or regulatory matter is deemed to be both probable and estimable, the Company will establish an accrued liability with respect to such loss contingency and record a corresponding amount of related expenses. The Company will then continue to monitor the matter for further developments that could affect the amount of any such accrued liability.

In accordance with ASC 450-30, Gain Contingencies, gain contingencies are recognized when earned and realized, which typically will occur at the time of final settlement or when cash is received. Insurance recoveries may be realized earlier than cash receipt if a claim and amount of reimbursement is acknowledged by the insurance company that payment is due and collection is probable.

The Company maintains general liability insurance policies for its property and facilities. Under the terms of our insurance policies, in the case of loss to a property, the Company follows the guidance in ASC 610-30, Other Income —Gains and Losses on Involuntary Conversions, for the conversion of nonmonetary assets (the properties) to monetary assets (insurance recoveries). Under ASC 610-30, once the recovery is deemed probable, the Company recognizes an asset for the insurance recovery receivable in the Condensed Consolidated Balance Sheets, with corresponding income that is offsetting to the casualty losses recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). If the insurance recovery is less than the amount of the casualty charges recognized, the Company will recognize a loss whereas if the insurance recovery is greater than the amount of casualty loss recognized, the Company will only recognize a recovery up to the amount of the casualty loss and will account for the excess as a gain contingency. Business interruption insurance is treated as a gain contingency.

Refer to further discussion of commitments and contingencies in Note 12.

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

Beginning in the fourth quarter of 2024, the Company generated revenue from a related party contract manufacturing customer and during the three and nine month period ended September 30, 2025, private label cigarette revenue, net and corresponding contract asset from the related party were not material. The arrangement was terminated in April 2025.

Revenue Recognition – The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For additional discussion on revenue recognition, refer to Note 8 “Revenue Recognition”.

Income Taxes - For interim income tax reporting, due to a full valuation allowance on net deferred tax assets, no income tax expense or benefit is recorded unless it is related to certain state, local, or franchise taxes, or unusual or infrequently occurring items. The tax effects of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are reported in the interim period in which they occur.

The Company and its subsidiaries file a consolidated U.S. federal income tax return. State tax returns are filed on a combined or separate basis depending on the applicable laws in the jurisdictions where the tax returns are filed.

Recently Issued Accounting Pronouncements –

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

NOTE 2. DISCONTINUED OPERATIONS AND DIVESTITURES

As of September 30, 2025 and December 31, 2024, all assets and liabilities of the former hemp/cannabis business are presented as current in the Condensed Consolidated Balance Sheets. The carrying amounts of the former hemp/cannabis assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	September 30,	December 31,
	2025	2024
Property, plant and equipment, net	$—	$1,051
Current assets of discontinued operations held for sale	$—	$1,051

Accounts payable	$300	$1,210
Accrued expenses	33	71
Current liabilities of discontinued operations held for sale	$333	$1,281

Net liabilities	$(333)	$(230)

On May 6, 2025, the Company closed the sale of the Needle Rock Farms land property and received cash proceeds of $770. Accordingly, there are no remaining assets held for sale on the Condensed Consolidated Balance Sheets as of September 30, 2025.

Net (loss) income from discontinued operations for the nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues, net	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Operating expenses:
Sales, general and administrative	—	(46)	15	(366)
Research and development	—	—	(402)	133
Other operating (income) expense, net	(9,380)	149	(8,072)	(617)
Total operating expenses (income)	(9,380)	103	(8,459)	(850)
Operating income (loss) from discontinued operations	9,380	(103)	8,459	850
Other income (expense):
Interest expense	(128)	(69)	(372)	(210)
Total other expense	(128)	(69)	(372)	(210)
Income (loss) from discontinued operations before income taxes	9,252	(172)	8,087	640
Provision (benefit) for income taxes	—	—	—	—
Income (loss) from discontinued operations	$9,252	$(172)	$8,087	$640

During the three month periods ended September 30, 2025 and 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $53 and $10, respectively. During the nine month periods ended September 30, 2025 and 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $474 and $1,561, respectively. Additionally, for the nine month period ended September 30, 2025, Other operating expense, net was comprised of $500 provision for credit loss for the GVB promissory note (see Note 6 “Debt”), $293 of impairment charges related to the sale of Needle Rock Farms land property offset by $9,500 related to the Dorchester settlement (see Note 12 “Commitments and Contingencies").

Income from discontinued operations before income taxes will be offset by consolidated net operating losses incurred for the three and nine-month periods ended September 30, 2025 and 2024, resulting in no provision for income taxes being recorded in discontinued operations.

Cash flow information from discontinued operations for nine month period ended September 30, 2025 and 2024 was as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash used in operating activities	$1,209	$1,135
Cash provided by investing activities	$770	$22

Depreciation and amortization	$-	$-
Capital expenditures	$-	$-

NOTE 3. – INVENTORIES

Inventories at September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
Raw materials	$2,820	$1,616
Work in process	—	—
Finished goods	86	399
	$2,906	$2,015

As of September 30, 2025 and December 31, 2024, leaf inventory was valued within raw materials at $872 and $200, respectively.

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at September 30, 2025 and December 31, 2024 consisted of the following:

	Gross	Accumulated		Net Carrying
September 30, 2025	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,981	$(2,436)	$(111)	$434
License fees	5,306	(2,219)	—	3,087
Total amortizing intangible assets	$8,287	$(4,655)	$(111)	$3,521
Indefinite-lived:
Trademarks				$137
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,689
Total intangible assets, net				$6,210

	Gross	Accumulated		Net Carrying
December 31, 2024	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,948	$(2,268)	$(68)	$612
License fees	4,415	(1,990)	—	2,425
Total amortizing intangible assets	$7,363	$(4,258)	$(68)	$3,037
Indefinite-lived:
Trademarks				$135
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,687
Total intangible assets, net				$5,724

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of goods sold	$2	$3	$8	$8
Research and development	109	103	320	305
Total amortization expense	$111	$106	$328	$313

Estimated future intangible asset amortization expense based on the carrying value as of September 30, 2025 is as follows:

	Remainder for 2025	2026	2027	2028	2029	Thereafter
Amortization expense	$101	$384	$379	$343	$255	$2,059

NOTE 5. FAIR VALUE MEASUREMENTS

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

The table below presents information about our liabilities measured at fair value as of December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. The Omnia 2024 warrants were fully exercised on September 29, 2025, and, as a result, there were no liabilities measured at fair value as of September 30, 2025.

	Fair Value
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 Warrants	$—	$—	$1,023	$1,023
Total liabilities	$—	$—	$1,023	$1,023

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants (Omnia 2024 warrants) accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2025	$1,023
Fair value measurement adjustment	162
Fair value measurement at March 31, 2025	$1,185
Fair value measurement adjustment	12
Fair value measurement at June 30, 2025	$1,197
Fair value measurement adjustment	34
Put option exercise	(1,231)
Fair value measurement at September 30, 2025	$—

The Omnia 2024 warrants were measured as of December 31, 2024, using a Monte Carlo valuation model with the following assumptions:

	December 31,
	2024
Risk-free interest rate per year	4.3%
Expected volatility per year	119.0%
Expected dividend yield	—%
Contractual expiration	4.3	years
Exercise price	$8,305.88
Stock price	$122.13

The warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The Omnia 2023 warrants were extinguished and the Omnia 2024 warrants were issued in April 2024. The put option of the 2024 Omnia Warrants was fully exercised on September 29, 2025, in the amount of $1,231 and paid on October 2, 2025. As of September 30, 2025, the liability associated with the exercise of the Omnia 2024 warrants is classified as Other current liabilities on the Condensed Consolidated Balance Sheets.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the three and nine months ended September 30, 2025 and 2024, the Company did not have any financial assets or liabilities measured at fair value on a non-recurring basis.

NOTE 6. DEBT

The Company had a senior secured credit facility (the “Senior Secured Credit Facility”), which consisted of debentures (the “Debenture”) and a subordinated promissory note (the “Subordinated Note”). The Subordinated Note was extinguished in April 2024 and the Senior Secure Credit Facility was repaid in full and terminated in September 2025, each described below.

Debt related to the Senior Secured Credit Facility as of September 30, 2025 and December 31, 2024 consists of the following:

	September 30,	December 31,
	2025	2024
Senior Secured Credit Facility	$—	$7,690
Unamortized discount on loan and deferred debt issuance costs	—	(1,025)
Total debt	$—	$6,665
Current portion of long-term debt	—	(1,500)
Total long-term debt	$—	$5,165

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

Subsequently, on December 22, 2023, the Company, the Holders and the Agent entered into an Amendment Agreement (the “December 2023 Amendment”) pursuant to which the Holders and the Agent consented to the Purchase Agreement, as amended by the GVB Amendment. In consideration of the Holders and the Agents’ consent, the Company agreed to (i) pay to the Agent, a cash payment of $2,200 to reduce the outstanding principal of the Debentures (which includes the cash portion of the New Purchase Price paid directly to Agent by Buyer which consists of a cash payment of $1,100 and an additional $1,100 paid by the Company), (ii) a 12% secured promissory note issued to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “2023 GVB Promissory Note”), (iii) assign the GVB Insurance Proceeds to the Agent until the outstanding aggregate principal amount of the Debentures, plus accrued and unpaid interest, has been repaid in full; provided that the first $1,000 of Insurance Proceeds in excess of $5,000 shall be applied as stated in the agreement, and (iv) post-closing enter into a deed in lieu of foreclosure agreement with respect to 224 acres of real property in Delta County, Colorado commonly known as Needle Rock Farms, resulting in a non-monetary exchange yielding additional debt reduction of $1,000.

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s outstanding indebtedness to JGB, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the 2023 GVB Promissory Note was initially extended to December 31, 2024, and subsequently to March 31, 2025.  As of March 31, 2025, the 2023 GVB Promissory Note was in default with respect to payment at maturity of the contractual term and accordingly an allowance for credit loss was recorded as of March 31, 2025 in the amount of $500.

In connection with the September 18, 2025 full repayment of the debentures (as described below), the Company entered into a new 2025 GVB Promissory Note with GVB in the amount of $500, payable in installments of $100 each on November 1, 2025, January 1, 2026 and February 1, 2026, with the remaining balance of $200 payable over a term of 31 monthly installments thereafter. As of September 30, 2025, the Company continues to maintain an allowance for credit loss against the 2025 GVB Promissory Note.

As part of the December 2023 Amendment, the Company, the Holders and the Agent also agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $46,575.00 per share (reverse split adjusted) and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness. During the second quarter of 2025, the Company made principal payments in the amount of $1,017 as 20% of the net cash proceeds of the issuance of common stock (see Note 10 “Capital Raises and Warrants for Common Stock”).

Additional terms of the December 2023 Amendment include a financial covenant holiday through the third quarter of 2024 and revised certain covenants thereafter to reflect the sale of the Purchased Interests, including lowering the Company’s quarterly revenue targets. As of September 30, 2025, the Company was in compliance with these financial covenants.

On April 8, 2024, the Company, the Holders and the Agent entered into that certain Letter Agreement to modify the terms of the Amendment Agreement, the JGB SPA and the Debentures, as amended (“April 2024 Amendment”).

Under the terms of the Letter Agreement, the Holders are permitted to convert their debt to common stock at anytime and the Conversion Price (as defined in the Debentures) at which the Holders may convert the principal amount of their Debentures to the Company’s common stock is reduced to $6,644.70 per share in accordance with applicable Nasdaq rules through the conversion option reset date on June 28, 2024. The principal amount of the Debentures converted shall be applied to the Monthly Allowance (as defined in the Debentures) for that month, and any excess shall be applied to the Monthly Allowances for the succeeding months. The conversions will be a dollar for dollar reduction of the remaining outstanding obligation owed to the Holders. The Agent and Holders have also agreed to daily limits on trading volume and minimum conversion amounts. The Holders converted $428 of debt, in exchange for 65 shares of common stock during the quarter-ended June 30, 2024.

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

On September 18, 2025, the Company repaid in full all outstanding obligations under, and terminated, the Senior Secured Credit Facility, the Debentures, and the related security and collateral documents. In connection with the payoff and termination, the Company paid the outstanding principal, accrued and unpaid interest, and all other amounts then due and payable, totaling $3,790 in aggregate principal payments made between August 29, 2025 and September 18, 2025, from the proceeds of the August 2025 Series A convertible preferred stock offering (see Note 10 “Capital Raise and Warrants for Common Stock”). All liens and security interests securing the Debentures and related obligations were released. The Company also paid a prepayment penalty of $28 and recorded extinguishment charges of $416.

In accordance with ASC 470-60, Troubled Debt Restructurings by Debtors and ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the related transaction was deemed to be a troubled debt restructuring, and if no, whether the transaction was deemed modification of existing debt, or an extinguishment of existing debt and new debt.

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

The Company analyzed the conversion feature of the December 2023 Amendment for derivative accounting consideration under ASC 815-15 and determined that the embedded conversion features should be classified as a bifurcated derivative because the exercise price of these convertible notes is subject to a variable conversion rate. The Company has determined that the conversion feature is not considered to be solely indexed to the Company’s own stock and is therefore not afforded equity treatment. In accordance with ASC 815, the Company has bifurcated the conversion feature of the note and recorded a derivative liability at fair value in the amount of $557 as of March 31, 2024, as a component of Other Long-Term Liabilities on the Consolidated Balance Sheets. Subsequently, during the year-ended December 31, 2024, the derivative liability related to the debentures and embedded conversion option was reclassified from Other Long-Term Liabilities to Capital in Excess of Par, based on the Company’s reassessment of the classification and conclusion the derivative met the ‘fixed for fixed’ criteria in ASC 815.

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

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settled and extinguished all outstanding debt and interest owed to Omnia under the Subordinated Note and the put provision contained in the 2023 Omnia Warrants, amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 371 shares of common stock and 371 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.00001 that are exercisable until May 1, 2029 (at an effective per share price of $6,644) and (iii) 148 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $6,644 until May 1, 2029 (the “2024 Omnia Warrants”). The 2024 Omnia Warrants contain a put provision that permits the holder to require the Company to redeem the 2024 Omnia Warrants, no earlier than May 1, 2025, for a purchase price equal to $8,306 per warrant, and had an initial fair value of $1,515 (see Note 5 “Fair Value Measurements”). The put option of the 2024 Omnia Warrants was fully exercised on September 29, 2025 in the amount of $1,231 and paid on October 2, 2025.

Subject to limited exceptions, a holder of pre-funded warrants and 2024 Omnia Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the 2023 Omnia Warrants and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.  The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400 for the three months ended June 30, 2024, recorded in Interest expense in the Statement of Operations and Comprehensive Income (Loss).

Debt Issuance Costs

The fair values of the warrants at issuance of $5,791, together with the Debentures original issuance discount of $1,053, Debentures exit payment of $1,053, and third-party debt issuance costs of $801, are being amortized using the effective interest method over the term of the respective debt instrument, recorded as Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). The components and activity of unamortized discount and deferred debt issuance costs related to the Senior Secured Credit Facility and Subordinated Note are as follows:

Total
January 1, 2025	$1,025
Amortization during the period	(161)
Conversion option remeasurement	283
Partial extinguishment of debt	(518)
March 31, 2025	$629
Amortization during the period	(176)
Amendment fee	250
Partial extinguishment of debt	(129)
June 30, 2025	$574
Amortization during the period	(158)
Extinguishment of debt	(416)
September 30, 2025	$-

NOTE 7. – NOTES AND LOANS PAYABLE

The table below outlines our notes and loans payable balances as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Insurance loans payable	$368	$254
Total current notes and loans payable	$368	$254

Insurance loans payable

During the second quarter of 2025, the Company renewed its Director and Officer (“D&O”), property and general liability insurances for a one-year policy premium totaling $1,023. The Company paid $205 as a premium down payment and financed the remaining $818 of policy premiums over nine months at a 6.6% annual percentage rate.

During the second quarter of 2024, the Company renewed its Director and Officer (“D&O”) insurance for a one-year policy premium totaling $866. The Company paid $147 as a premium down payment and financed the remaining $719 of policy premiums over ten months at an 8.3% annual percentage rate. The Company also has other insurance loans payable related to property and general liability across the Company.

Estimated future principal payments to be made under the above notes and loans payable as of September 30, 2025 are as follows:

2025	$275
2026	93
Total	$368

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured for each customer and is recognized net of cash discounts, rebates, royalties, and sales returns and allowances. There was no allowance for returns as of September 30, 2025 and December 31, 2024. Consideration payable to the customer for royalties is recorded as an offset of the transaction price with a corresponding contract liability.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from tobacco products transferred to customers over time represented 97% and 44% for the three months ended September 30, 2025 and September 30, 2024, respectively. Revenue recognized from tobacco products transferred to customers over time represented substantially all net revenue and 58% for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents net revenue by product line:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Contract Manufacturing
Cigarettes	$2,520	$4,078	$10,249	$10,942
Filtered Cigars	1,282	1,664	3,704	8,593
Cigarillos	-	204	88	756
Total Contract Manufacturing	3,802	5,946	14,041	20,291
VLN®	209	-	9	70
Total Product Line Revenues	$4,011	$5,946	$14,050	$20,361

The following tables present net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	September 30,
	2025	2024
Customer A	51.94%	55.75%
Customer B	14.42%	16.08%
Customer C	20.18%	17.63%
Customer D	13.46%	-
All other customers	-	10.54%

	Nine Months Ended
	September 30,
	2025	2024
Customer A	62.29%	41.94%
Customer B	10.22%	14.63%
Customer C	10.60%	-
Customer D	11.43%	-
All other customers	5.46%	43.43%

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

Total contract assets and contract liabilities are as follows:

	September 30,	December 31,
	2025	2024
Unbilled receivables	$2,958	$1,298
Consideration payable to the customer	(1,753)	—
Deferred income	(79)	(20)
Net contract assets	$1,126	$1,278

During the nine months ended September 30, 2025 and 2024, the Company recognized $0 and $726 of revenue that was included in the contract liability balance as of December 31, 2024 and 2023.

NOTE 9 – EQUITY BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (RSU’s), among other awards to employees, non-employee directors, consultants, and service providers. As of September 30, 2025, the Company had available 5,197,545 shares remaining for future awards under its Omnibus Incentive Plans.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to restricted stock units (“RSUs”) and stock options:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales, general, and administrative	$85	$17	$193	$193
Cost of goods sold	1	—	18	—
Research and development	6	(21)	14	40
Total equity based compensation	$92	$(4)	$225	$233

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2025 through September 30, 2025.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2025	—	$—
Granted	6,946	46.23
Unvested at March 31, 2025	6,946	$46.23
Unvested at June 30, 2025	6,946	$46.23
Granted	2,118	1.81
Forfeited	(440)	46.23
Unvested at September 30, 2025	8,624	$35.32

As of September 30, 2025, unrecognized compensation expense for RSUs amounted to $243 which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of the status of stock options activity since January 1, 2025 and at September 30, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2025	—	$—			$—
Granted	20,822	46.23			—
Outstanding at March 31, 2025	20,822	$46.23	10.0	years	$—
Outstanding at June 30, 2025	20,822	$46.23	9.7	years	$—
Granted	6,357	$1.81			—
Forfeited	(1,318)	46.23			—
Outstanding at September 30, 2025	25,861	$35.31	9.6	years	$—
Exercisable at September 30, 2025	—	$—	—	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of September 30, 2025, unrecognized compensation expense for stock options amounted to $643, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2025
Grant date fair value	$31.61
Risk-free interest rate (1)	3.99%
Expected dividend yield (2)	—%
Expected volatility (3)	115.88%
Expected term of stock options (4)	6.17	years

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
(4) The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following table summarizes the Company’s warrant activity:

Warrants outstanding at January 1, 2025	1,119,795
Exercised	(80,022)
Warrants outstanding at March 31, 2025	1,039,773
Issued	2,112,260
Anti-dilution adjustment	1,418,677
Exercised	(99,243)
Warrants outstanding at June 30, 2025	4,471,467
Issued	10,028,302
Exercised	(3,076,608)
Warrants outstanding at September 30, 2025	11,423,161

The following table summarizes the Company’s outstanding warrants (excluding 371 pre-funded warrants) as of September 30, 2025:

	# of warrants outstanding	Weighted average exercise price		Weighted average expiration date
Prior October 2024 warrants	2,723		$2,217.41	November 2, 2029
Amended October 2024 PIPE warrants (1)(2)	1,391,765	$	N/A	July 15, 2030
August 2025 warrants	9,460,661		$1.97	August 27, 2030
August 2025 Placement Agent warrants	567,641		$2.17	August 27, 2030
	11,422,790
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.

(2) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 2.0 (a “Zero Exercise Price Exercise”). Accordingly, a Zero Exercise Price Exercise for the warrants will result in the issuance of two (2) shares for no additional consideration.

The incremental value of modifications to warrants as a result of down-round ratchet provisions in outstanding warrants from the issuance of equity in a subsequent financing is determined based on Monte-Carlo and Black Scholes valuation models. Amounts recorded as Deemed dividends in determining Net loss available to common shareholders in the Statements of Operations and Comprehensive Income (Loss) during the three and nine months ended September 30, 2024, total deemed dividends were $3,677 and $7,711.

August 2025 Series A Convertible Preferred Stock Offering

On August 22, 2025, the Company and certain investors entered into a securities purchase agreement with respect to the offer and sale of $10,650 of shares of Series A Convertible Preferred Stock, stated value $1,000 per share (the “Series A Preferred Stock”), initially convertible into an aggregate of 4,863,013 shares of the Company’s common stock at an initial conversion price of $2.19 (subject to adjustment in certain circumstances following shareholder approval and with such adjustments subject to a floor price of $0.394) and warrants to purchase shares of Common Stock pursuant to a registered direct offering. The Investors purchased $10,650 of shares of Series A convertible preferred stock and warrants. The warrants are immediately exercisable at an exercise price of $1.97 per share of common stock and expire on the date that is five years after issuance. The net proceeds to the Company from the offering was $9,893.

In addition, the Company issued placement agent warrants to purchase an aggregate of 567,640 shares of common stock with substantially the same terms as the Warrants, except that the exercise price of the Placement Agent Warrants is $2.17.

Mezzanine Classification

ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A convertible preferred stock is redeemable at the option of the holder if "shareholder approval" (as defined in the agreements) is not obtained, which is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A convertible preferred stock. The Series A convertible preferred stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the accompanying warrants based on relative fair value, and is presented as such in our Condensed Consolidated Balance Sheet as of September 30, 2025. Further, the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A convertible preferred stock require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.

Series A convertible preferred stock transaction activity is summarized in the table below:

	Series A Convertible Preferred Stock Shares	Weighted Average Conversion Price	Common Shares Issued from Conversions
June 30, 2025	—		—
2025 Issuance	10,650		—
2025 Conversions	(1,000)	$ 2.19	456,621
September 30, 2025	9,650		456,621

April 2025 Warrant Inducement And Amendment

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

NOTE 11. – INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted income (loss) per common share for the three and nine months ended September 30, 2025 and 2024, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted earnings per share as the effect was antidilutive to consolidated net loss. 371 pre-funded warrants are included in weighted average common shares outstanding – basic and diluted for purposes of calculating loss per common share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

	(in thousands, except for per-share data)
Net loss from continuing operations	$(3,763)	$(3,585)	$(10,333)	$(11,248)
Net income (loss) from discontinued operations	9,252	(172)	8,087	640
Net income (loss)	5,489	(3,757)	(2,246)	(10,608)
Deemed dividends	—	(3,677)	—	(7,711)
Net income (loss) available to common shareholders	$5,489	$(7,434)	$(2,246)	$(18,319)

Weighted average common shares outstanding - Basic	3,541,337	4,223	1,301,656	2,617
Dilutive effect of outstanding warrants, options and RSUs (1)	6,476,494	2,959	2,138,206	2,053
Dilutive effect of series A convertible preferred shares	1,870,657	-	630,405	-
Denominator for diluted EPS	11,888,488	7,182	4,070,266	4,670

Basic loss per common share from continuing operations	$(1.06)	$(848.84)	$(7.94)	$(4,297.69)
Basic income (loss) per common share from discontinued operations	2.61	(40.77)	6.21	244.44
Basic loss per common share from deemed dividends	—	(870.65)	—	(2,946.25)
Basic income (loss) per common share	$1.55	$(1,760.26)	$(1.73)	$(6,999.50)

Diluted loss per common share from continuing operations	$(1.06)	$(848.84)	$(7.94)	$(4,297.69)
Diluted income (loss) per common share from discontinued operations	0.78	(40.77)	1.99	137.00
Diluted loss per common share from deemed dividends	—	(870.65)	—	(2,946.25)
Diluted income (loss) per common share	$(0.28)	$(1,760.26)	$(5.95)	$(7,106.94)

Anti-dilutive shares are as follows as of September 30:
Warrants (excluding pre-funded)	11,422,790	1,119,424	11,422,790	1,119,424
Options	25,861	2	25,861	2
Restricted stock units	8,624	51	8,624	51
	11,457,275	1,119,477	11,457,275	1,119,477

(1)	See Note 10 “Capital Raise and Warrant for Common Stock” for description of Zero Exercise Price warrants

NOTE 12. - COMMITMENTS AND CONTINGENCIES

License agreements and sponsored research – The Company has entered into various consulting and license growing agreements (the “Agreements”) with various counter parties in connection with the Company’s business relating to tobacco. The schedule below summarizes the Company’s commitments, both financial and other, associated with each Agreement. Costs incurred under the Agreements are generally recorded as research and development expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

			Future Commitments
Commitment	Counter Party	Commitment Type	2025	2026	2027	2028	2029 & After	Total
License Agreement	NCSU	Minimum annual royalty	$25	$100	$150	$150	$3,275	$3,700	(1)
License Agreement	NCSU	Contract fee	250	—	—	—	—	250	(2)
Consulting Agreements	Various	Contract fee	87	146	—	—	—	233	(3)
			$362	$246	$150	$150	$3,275	$4,183

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	On November 1, 2023, the Company entered into a license agreement with NCSU for an exclusive sublicensable right and license under specific patent rights and plant variety rights for the field of use in specific licensed territories. Additional milestone fees could be required pending achievement of events pursuant to the agreement. The amount was subsequently included in the note payable issued in October 2025. See Note 14 “Subsequent Events.”
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.

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

      On July 19, 2023, the Company filed a Complaint against Dorchester in the United States District Court for the District of Oregon, Pendleton Division, Case No. 2:23-cv-01057-HL. The parties fully resolved the matter for $9,500 pursuant to a Settlement Agreement and Release executed on September 18, 2025. Payment was received on October 29, 2025.

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

Consolidated net income (loss) from continuing operations, as presented on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss) is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total consolidated assets, excluding assets held for sale, as presented on the Company's Consolidated Balance Sheets are used to measure the Reporting Segment's assets.

The CODM uses Consolidated net income (loss) from continuing operations to evaluate profitability generated from segment assets in determining the strategic decisions of the Company with respect to utilizing its assets. Consolidated net income (loss) from continuing operations is also used to monitor budget versus actual results.

The following table presents revenues and significant segment expenses from continuing operations for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Consolidated net revenue	$4,011	$5,946	$14,050	$20,361
Less:
Cost of goods sold	2,432	2,977	7,930	10,789
Excise taxes	2,513	3,432	8,049	10,324
Selling, general and administration	1,849	2,527	5,766	7,752
Research and development	84	137	262	610
Depreciation and amortization	234	249	693	762
Other segment items (1)	128	(102)	240	(456)
Interest expense	534	311	1,443	1,828
Segment net loss from continuing operations	$(3,763)	$(3,585)	$(10,333)	$(11,248)

(1) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

The Company recognized the following depreciation and amortization costs from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of goods sold	$123	$123	$366	$388
Selling, general and administration	—	20	—	61
Total depreciation from continuing operations	$123	$143	$366	$449

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of goods sold	$2	$3	$8	$8
Research and development	109	103	320	305
Total amortization from continuing operations	$111	$106	$328	$313

Geographic Area Information

For the three and nine months ended September 30, 2025 and 2024, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of September 30, 2025 and December 31, 2024, all long-lived assets are physically located or domiciled in the United States.

NOTE 14. SUBSEQUENT EVENTS

On October 29, 2025, the Company received cash in the amount of $9,500 related to the settlement of the insurance claim resulting from the fire at the Company’s Grass Valley manufacturing facility in Oregon.

On October 31, 2025, the Company entered into a note payable with NCSU in the amount of $632 at 7% simple fee interest rate payable in equal installments over 60 months. The note payable was issued as settlement for all remaining outstanding obligations owed to NCSU related to license fees, annual royalties, and intellectual property and patent maintenance.

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

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained herein are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Forward looking statements include, but are not limited to, statements regarding (i) our ability to continue as a going concern, (ii) our ability to become profitable, (iii) our ability to remain listed on NASDAQ (iv) our financial and operating performance, (v) our strategic alternatives, including our cost savings initiatives, (vi) our expectations regarding regulatory enforcement (vii) our products, and (viii) the volatility of our common stock. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” in our Annual Report on Form 10-K filed on March 20, 2025. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

Our Business

22nd Century Group, Inc. (NASDAQ: XXII) is a tobacco products company focused on tobacco harm reduction by offering tobacco products with 95% less nicotine, designed to improve health and wellness by giving smokers a choice to control their nicotine consumption.  Backed by comprehensive and extensively patented technologies that regulate nicotine biosynthesis activities in the tobacco plant, the Company has pioneered development of high-yield, proprietary reduced nicotine content (RNC) tobacco plants and clinically validated RNC cigarette products. The Company received the first and only FDA Modified Risk Tobacco Product (MRTP) authorization for a combustible cigarette in December 2021. The Company is a subsequent participating manufacturer under the Master Settlement Agreement ("MSA") and vertically integrated for the production of both its own products and contract manufacturing operations ("CMO"), which consist primarily of branded filtered cigars and conventional cigarettes.

Financial Overview

●	Net revenues for the third quarter of 2025 were $4,011, a decrease of 32.5% from $5,946 in the prior year period, primarily reflecting shifts in product mix.
o	Third quarter 2025 cartons sold of 517 compared to 439 in the comparable prior year period.
●	Gross profit for the third quarter of 2025 was a loss of $1,059 compared to a loss of $588 in the prior year period.
●	Total operating expenses for the third quarter of 2025 decreased to $2,153 compared to $2,789 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $1,849 compared to $2,547 in the prior year period, primarily driven by lower strategic consulting and legal costs.
o	Research development expenses decreased to $193, compared to $240 in the prior year period, mainly driven by lower contract costs.
o	Other operating expense (income), net increased to $111, compared to $2 in the prior year period, due to the impairment of patents in the current year period.
●	Operating loss from continuing operations for the third quarter 2025 was $3,212, compared to a loss of $3,377 in the prior year period, primarily as a result of decreased revenue and volume.
●	Net loss from continuing operations in the third quarter of 2025 was $3,763 and basic and diluted loss from continuing operations per common share was $1.06 compared with net loss from continuing operations in the third quarter of 2024 of $3,585, and basic and diluted net loss from continuing operations per common share of $848.84.
●	As of September 30, 2025, the Company had $4,846 in cash and cash equivalents.

Our Financial Results

	Three Months Ended
	September 30	September 30	Change
	2025	2024	$	%
Revenues, net	$4,011	$5,946	(1,935)	(32.5)
Cost of goods sold	2,557	3,102	(545)	(17.6)
Excise taxes and fees on products	2,513	3,432	(919)	(26.8)
Gross loss	(1,059)	(588)	(471)	80.1
Gross loss as a % of revenues, net	(26.4)%	(9.9)%
Operating expenses:
Sales, general and administrative ("SG&A")	1,849	2,547	(698)	(27.4)
SG&A as a % of revenues, net	46.1%	42.8%
Research and development ("R&D")	193	240	(47)	(19.6)
R&D as a % of revenues, net	4.8%	4.0%
Other operating expense, net ("OOE")	111	2	109	NM
Total operating expenses	2,153	2,789	(636)	(22.8)
Operating loss from continuing operations	(3,212)	(3,377)	165	(4.9)
Operating loss as a % of revenues, net	(80.1)%	(56.8)%
Other income (expense):
Other income (expense), net	(33)	100	(133)	(133.0)
Interest income, net	16	3	13	433.3
Interest expense	(534)	(311)	(223)	71.7
Total other income (expense), net	(551)	(208)	(343)	164.9
Loss from continuing operations before income taxes	(3,763)	(3,585)	(178)	5.0
(Benefit) provision for income taxes	-	-	-	-
Net loss from continuing operations	$(3,763)	$(3,585)	(178)	5.0
Net loss as a % of revenues, net	(93.8)%	(60.3)%
Net loss per common share from continuing operations (basic and diluted)	$(1.06)	$(848.84)	847.78	(99.9)

NM - calculated change not meaningful

	Nine Months Ended
	September 30	September 30	Change
	2025	2024	$	%
Revenues, net	$14,050	$20,361	(6,311)	(31.0)
Cost of goods sold	8,304	11,184	(2,880)	(25.8)
Excise taxes and fees on products	8,049	10,324	(2,275)	(22.0)
Gross loss	(2,303)	(1,147)	(1,156)	100.8
Gross loss as a % of revenues, net	(16.4)%	(5.6)%
Operating expenses:
Sales, general and administrative ("SG&A")	5,766	7,814	(2,048)	(26.2)
SG&A as a % of revenues, net	41.0%	38.4%
Research and development ("R&D")	583	915	(332)	(36.3)
R&D as a % of revenues, net	4.1%	4.5%
Other operating income, net ("OOE")	111	(18)	129	NM
Total operating expenses	6,460	8,711	(2,251)	(25.8)
Operating loss from continuing operations	(8,763)	(9,858)	1,095	(11.1)
Operating loss as a % of revenues, net	(62.4)%	(48.4)%
Other income (expense):
Other income (expense), net	(207)	439	(646)	(147.2)
Interest income, net	46	26	20	76.9
Interest expense	(1,443)	(1,828)	385	(21.1)
Total other income (expense), net	(1,604)	(1,363)	(241)	17.7
Loss from continuing operations before income taxes	(10,367)	(11,221)	854	(7.6)
(Benefit) provision for income taxes	(34)	27	(61)	(225.9)
Net loss from continuing operations	(10,333)	(11,248)	915	(8.1)
Net loss as a % of revenues, net	(73.5)%	(55.2)%
Net loss per common share from continuing operations (basic and diluted)	$(7.94)	$(4,297.69)	4,289.75	(99.8)

NM - calculated change not meaningful

Three Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Product line revenue, net

	Three Months Ended
	September 30,
	2025		2024		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	2,520	345	4,078	156	(1,558)	189
Filtered Cigars	1,282	168	1,664	253	(382)	(85)
Cigarillos	-	-	204	30	(204)	(30)
Total Contract Manufacturing	3,802	513	5,946	439	(2,144)	74
VLN®	209	4	-	-	209	4
Total Product Line Revenues	4,011	517	5,946	439	(1,935)	78

	Nine Months Ended
	September 30,
	2025		2024		Change
	$	Cartons	$	Cartons	$	Cartons
Contract Manufacturing
Cigarettes	10,249	1,370	10,942	416	(693)	954
Filtered Cigars	3,704	498	8,593	1,249	(4,889)	(751)
Cigarillos	88	14	756	120	(668)	(106)
Total Contract Manufacturing	14,041	1,882	20,291	1,785	(6,250)	97
VLN®	9	1	70	1	(61)	0
Total Product Line Revenues	14,050	1,883	20,361	1,786	(6,311)	97

For the third quarter and nine months ended September 30, 2025, total product line revenues decreased to $4,011 and $14,050, respectively, compared to the prior year periods.

●	For the third quarter of 2025, cigarette volume increased to 345 cartons reflecting additional CMO cigarette customers, including those sold to a U.S. customer for export, as compared to the prior year period. The decrease in sales dollars is a result of a contractual stepped price increases in consideration payable due to CMO customers occurring April 1, 2025 and July 1, 2025, along with certain low priced product sold for export volume. Additionally, in prior year periods under legacy contracts, similar pricing arrangements with the customer were recorded within cost of goods sold.

For the nine-month period ended September 30, 2025, cigarette volume increased to 1,370 cartons reflecting additional CMO cigarette customers, including product sold for export, as compared to the prior year period. Cigarette sales benefitted from new customer contracts with our largest CMO customer effective January 1, 2025, including the initial impact of accounting for revenue accruals recorded as over-time revenue recognition, offset by pricing arrangements recorded as consideration payable to the customer recognized within revenue and low-priced product sold for export volume. In prior year periods under legacy contracts, similar pricing arrangements were recorded within cost of goods sold. During April 2024, the Company also benefitted from a one-time Spectrum® research cigarette order which provided a $889 benefit to the prior year period.

●	For the third quarter and nine-month period ended September 30, 2025, filtered cigars net revenues decreased to $1,282 and $3,704, respectively, from the prior comparable periods, reflecting lower volumes as the Company implemented repricing of customer contracts and shifts its product mix into higher margin branded cigarettes, including natural styles, and VLN® cigarettes.

●	Cigarillo distribution net revenues for the third quarter and nine-month period ended September 30, 2025 declined compared to the prior year due to significant initial stocking orders in April 2024 to be sold through its distributors.

●	VLN® cigarette net revenues for the third quarter of 2025 reflect partner VLN® shipments for initial stocking orders, with full scale launch in over 1700 c-stores expected beginning in the fourth quarter of 2025. Third quarter and the nine-month period ended September 30, 2025 reflect the start of shipments for the rebranded product and partner VLN® sales offset by return accruals for product previously sold that will be returned or exchanged.

Gross (loss) profit

	Three Months Ended		Nine Months Ended
	September 30	September 30	September 30	September 30
	2025	2024	2025	2024
Gross loss	$(1,059)	$(588)	$(2,303)	$(1,147)
Percent of Revenues, net	(26.4)%	(9.9)%	(16.4)%	(5.6)%

Gross (loss) profit for the third quarter and nine month period ended September 30, 2025 declined as compared to the prior year comparable period, primarily driven by the decrease in overall volume, and shifts in product mix. In the third quarter of 2025, management implemented further cost savings initiatives of our manufacturing operations to align to our higher margin branded products and VLN cigarettes, as well as forecasted volume, to drive margin improvement. Cost savings include headcount reductions and pricing strategies employed with raw material suppliers. Additionally, during April 2024, the Company also benefitted from a one-time Spectrum® research cigarette order which provided an approximate $750 benefit to the prior year period.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Compensation and benefits (a)	$(12)	$(445)
Strategic consulting (b)	(474)	(497)
Legal (c)	(128)	(521)
Insurance (d)	(34)	(404)
Sales and marketing (e)	(29)	(114)
Other expenses	(21)	(67)
Net decrease in SG&A expenses	$(698)	$(2,048)

(a) Compensation and benefits expense decreased for the three and nine months ended September 30, 2025 compared to the prior year period due to a reduction of headcount.

(b) Decreases of strategic consulting for the three and nine months ended September 30, 2025, compared to the prior year period was due to decreased spending related to investor relations and consulting for post-market studies.

(c) Legal expenses decreased for the three and nine months ended September 30, 2025 compared to 2024 mainly due to decreased spending for regulatory legal expense compared to the prior year period.

(d) Decreases in insurance for the three and nine months ended September 30, 2025 compared to the prior years periods were due to lower insurance premiums.

(e) Decreases in sales and marketing expense for the three and nine months ended September 30, 2025, compared to the prior year period was due to decreased trade show costs and marketing agency fees.

Research and development (“R&D”) expense

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Compensation and benefits (a)	$9	$(125)
Contract, IP and other expenses (b)	(56)	(207)
Net decrease in R&D expenses	$(47)	$(332)

(a)	Decreased compensation and benefits for the three and nine months ended September 30, 2025 are mainly related to the decrease in headcount in the current year period compared to the prior year periods.
(b)	Decreases in Contract, IP and other expenses for the three and nine months ended September 30, 2025, compared to the prior year periods relate to decreases from tobacco growing and sponsored research agreements that were not recurring in the current year periods.

Other income (expense)

	Changes From Prior Year
	Three Months Ended	Nine Months Ended
Other income (expense), net (a)	$(133)	$(646)
Interest income, net	13	20
Interest expense (b)	(223)	385
Net (decrease) increase in other expense	$(343)	$(241)

(a)	Other income (expense), net decreased for the three and nine months ended September 30, 2025, compared to the same prior year periods, due to a loss resulting from change in fair value of the Omnia 2024 warrant liabilities that did not occur in the prior year periods.

(b)	Increases in interest expense was a result of repayment of debt obligations on our balance sheet. For the three months ended September 30, 2025 compared to the prior year period, cash interest decreased $98, non-cash interest amortization increased $371 due to $445 of extinguishment charges recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations increased by $59), and other interest charges decreased by $14, offset by a gain that occurred in the prior year period of $23 as a result of change in fair value of conversion option derivative liability.

For the nine months ended September 30, 2025 compared to the prior year period, cash interest decreased $301, non-cash interest amortization increased $1,110 due to $1,091 of extinguishment charges recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations increased by $168), and other interest charges of $78, offset by a gain that occurred in the prior year period of $482 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $1,430 from the Subordinated Note, which was due to a $400 loss on extinguished prior to maturity in April 2024.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $10,472 for the nine months ended September 30, 2025 and an accumulated deficit of $396,117 as of September 30, 2025. As of September 30, 2025, we had cash and cash equivalents of $4,846 and working capital from continuing operations of $12,711 (compared to working capital from continuing operations of $1,790 at December 31, 2024). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash and cash equivalents and working capital from continuing operations as of September 30, 2025 and December 31, 2024 are set forth below:

	September 30	December 31
	2025	2024
Cash and cash equivalents	$4,846	$4,422
Working capital	$12,711	$1,790

Working Capital

As of September 30, 2025, we had working capital from continuing operations, excluding assets and liabilities held for sale, of approximately $12,711 compared to working capital of approximately $1,790 at December 31, 2024, an increase of $10,921. This increase in working capital was primarily due to an increase in net current assets of $12,452 due to the recognition of $9,500 of insurance recoveries related to the Dorchester claim (see Note 12), offset by an increase in net current liabilities of $1,531 reflecting the reclassification of the 2024 Omnia warrant liability to current and an increase in accrued excise taxes and fees offset by the elimination of debt in the current period. Cash and cash equivalents increased by $424 and the remaining net current assets increased by $12,028. Management continues to take further steps to improve liquidity more. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Nine Months Ended
	September 30,		Change
	2025	2024	$
Cash provided by (used in):
Operating activities	$(10,472)	$(9,947)	(525)
Investing activities	150	(119)	269
Financing activities	10,746	13,349	(2,603)
Net change in cash and cash equivalents	$424	$3,283

Net cash used in operating activities

Cash used in operating activities increased $525 from $9,947 in 2024 to $10,472 in 2025. The primary driver for this change was lower net loss of $8,362, an increase of $1,833 related to net adjustments to reconcile net loss to cash, and an increase in cash used for working capital components related to operations in the amount of $10,720 for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

Net cash provided by (used in) investing activities

Cash provided by investing activities amounted to $150 the nine months ended September 30, 2025, as compared to cash used in investing activities of $119 for the nine months ended September 30, 2024. The increase in cash provided by investing activities of $269 was the result of an increase of $748 of proceeds from the sale of property, plant and equipment primarily from the sale of Needlerock farms, a decrease of cash outflows of $21 related to the acquisitions of patents, trademarks, licenses and property, plant and equipment offset by $500 from the issuance of the GVB promissory note.

Net cash provided by financing activities

During the nine months ended September 30, 2025, cash provided by financing activities decreased by $2,603 from $13,349 in the prior year period to $10,746, resulting from decreases in net proceeds from common stock issuances of $10,592, increases of payments of long-term debt of $3,666, decreases of proceeds from issuance of notes payable of $233, offset by increases in cash inflows from net proceeds from Series A preferred stock of $9,893 and from warrant exercises of $1,672, decreases of cash outflows from taxes paid related to net share settlement of RSUs of $1 and in payments on notes payable of $322.

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

In August 2025, we received net proceeds of $9,893 from the issuance of Series A convertible preferred shares and issuance of 10,028,302 warrants to purchase common stock. The proceeds were used to fully repay the remaining principal balance of the Senior Secured Credit Facility.

In September 2025, the Company settled its outstanding litigation with its insurer related to the November 2022 fire at the Company’s Grass Valley manufacturing facility in Oregon. Under the terms of the settlement, the insurer will pay the Company an aggregate amount of $9,500 in cash within 45 days. On October 29, 2025, the Company received payment.

Outstanding Warrants

As of October 31, 2025, we had the following warrants outstanding:

	# of warrants outstanding	Weighted average exercise price		Weighted average expiration date
Prior October 2024 warrants	2,723		$2,217.41	November 2, 2029
Amended October 2024 PIPE warrants (1)(2)	1,391,765	$	N/A	July 15, 2030
August 2025 warrants	9,460,661		$1.97	August 27, 2030
August 2025 Placement Agent warrants	567,641		$2.17	August 27, 2030
	11,422,790
(1) Warrant price adjusted as a result of anti-dilution or ratchet provisions.

(2) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 2.0 (a “Zero Exercise Price Exercise”). Accordingly, a Zero Exercise Price Exercise for the warrants will result in the issuance of two (2) shares for no additional consideration.

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

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended September 30, 2025, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 3.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Convertible Preferred Stock (incorporated by reference from Exhibit 1.1 from the Company’s Form 8-K filed August 25, 2025)

Exhibit 4.1	Form of Warrant (incorporated by reference from Exhibit 4.1 from the Company’s Form 8-K filed August 25, 2025)

Exhibit 4.2	Form of Placement Agent Warrant (incorporated by reference from Exhibit 4.2 from the Company’s Form 8-K filed August 25, 2025)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: November 4, 2025	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: November 4, 2025	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)