Form 10-K
period 2025-12-31
22nd Century Group, Inc.
filed 2026-03-26
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock as of June 30, 2025, the last day of the registrant’s most recently completed second fiscal quarter, was approximately $3.5 million based upon the closing price reported for such date on the Nasdaq Capital Market. On March 20, 2026, the registrant had 662,023 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary

This Annual Report on Form 10-K contains forward-looking statements concerning our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. You can identify these statements by words such as “aim,” “anticipate,” “assume,” “believe,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends. These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. These statements are not guarantees of future performance or development and involve known and unknown risks, uncertainties and other factors that are in some cases beyond our control. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected, including the following summary of risks related to our business:

●	We have a history of losses, and we expect to incur significant expenses and continuing losses for the foreseeable future and there is substantial doubt regarding our ability to continue as a going concern.
●	Our competitors generally have greater financial resources, brand and name recognition than we do, and they may therefore develop products or other technologies similar or superior to ours or otherwise compete more successfully than we do.
●	Our research and development process may not develop marketable products, which would result in the loss of our investment into such processes.
●	We may be unsuccessful at commercializing our Reduced Nicotine Content (RNC) tobacco and the VLN® brand RNC cigarettes using the reduced exposure claims authorized by the Food and Drug Administration (FDA).
●	The manufacturing of tobacco products subjects us to significant government regulation and the failure to comply with such regulations could have a material adverse effect on our business and subject us to substantial fines or other regulatory actions.
●	We may become subject to litigation related to cigarette smoking which could severely impair our results of operations and liquidity.
●	The loss of a significant customer for whom we manufacture tobacco products could have an adverse impact on our results of operation.
●	Tobacco is an agricultural product and is subject to conditions that may affect the annual harvest which would limit our ability to sell our products.
●	Product liability claims, product recalls, or other claims could cause us to incur losses or damage our reputation.
●	The FDA could force the removal of our products from the U.S. market.
●	The States or National Association of Attorneys General (NAAG) may not approve our products in certain states which, could have an adverse impact on our results of operations.
●	Certain of our proprietary rights have expired or may expire or may not otherwise adequately protect our intellectual property.
●	We license certain patent rights from third-party owners. If such owners do not properly maintain or enforce the patents underlying such licenses, our competitive position and business prospects could be harmed.
●	The failure of our information systems to function as intended or their penetration by outside parties with the intent to corrupt them could result in business disruption, litigation and regulatory action, and loss of revenue, assets, or personal or confidential data (cybersecurity).
●	We may be unable to remain listed on the NASDAQ stock market.
●	Our stock price may be highly volatile and could decline in value.

●	Future sales of our common stock will result in dilution to our common stockholders.
●	We do not expect to declare any dividends on our common stock in the foreseeable future.

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

Unless the context otherwise requires, references to the “Company,” “22nd Century,” “we,” “us,” and “our” refer to 22nd Century Group, Inc., a Nevada corporation, and its subsidiaries.

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

We created our flagship product, the VLN® cigarette, to give traditional cigarette smokers an authentic and familiar alternative that helps them decide their consumption of nicotine. VLN® cigarettes have 95% less nicotine than the traditional cigarette and have been proven to greatly reduce nicotine consumption. Instead of offering new ways of delivering the nicotine drug to addicted smokers, we offer smokers the option to make their own informed and health conscious productive choices, including the choice to avoid addictive levels of nicotine altogether and help adult smokers smoke less.

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

Transition to Growth

We received Modified Risk Tobacco Product (MRTP) granted orders from the FDA for marketing and sale of our revolutionary RNC cigarettes in December 2021, the first and only such orders ever awarded for a combusted tobacco product. The authorized products are based on our proprietary RNC tobacco blends made possible by comprehensive and patented technologies that regulate nicotine biosynthesis activities in the tobacco plant, resulting in full flavor non-genetically modified organism (GMO) tobacco strains and high yield with 95% less nicotine.

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

Based on extensive consumer feedback and point-of-sale data, we made significant enhancements to nearly every aspect of the consumer and retailer VLN® experience, including improved and revitalized branding, packaging, and messaging. Beginning in 2025, we implemented a new marketing and distribution approach. We created a VLN® version of popular cigarette brands that we already manufacture for existing clients and offer for sale through their extensive distribution channels. This strategic pivot leverages our numerous contract manufacturing relationships together with cross branding strategies for integrative volume growth and enhanced retail access. We will continue to expand national distribution in 2026, with an eye toward the approximately 270,000 domestic tobacco retail outlets and a meaningful share of those adult consumers in the estimated $58 billion combustible cigarette marketing in the U.S. that want to smoke less.

A New and Disruptive Category

Our VLN® cigarettes are currently available in a number of top retailers in US markets and present a groundbreaking alternative with 95% less nicotine content than conventional cigarettes. Maintaining a familiar combustible product format, VLN® products present the conventional cigarette smoking experience, encompassing sensory and experiential elements such as enjoyment, taste, scent, smell, and the familiar “hand-to-mouth” behavior.

Our approach is not to continue making and selling VLN® cigarettes as a novel idea, but to build an entire RNC category of products, including tiers of proprietary and partner or “flanker” brands that we manufacture and distribute. We expect this “House of Brands” to drive retail shelf visibility, consumer recognition, and overall volume expansion. At the same time, we are leveraging our contract manufacturing operations (CMO) relationships for cross-sale of brand families to increase distribution and points-of-sale for each of us.

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

Manufacturing

We lease a 60,000 square foot manufacturing facility in Mocksville, North Carolina capable of producing more than 45 million cartons of combusted tobacco products annually with additional space for expansion. Our factory is operated by NASCO Products, LLC, a federally licensed tobacco product manufacturer and our wholly owned subsidiary. The cigarette and filtered cigar manufacturing equipment we own is high speed and automated, allowing for minimal direct labor costs. Our manufacturing operations are vertically integrated, allowing us to control production priorities and maintain the required high quality of our products, including our VLN® cigarettes which have the only MRTP-designation from the FDA.

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

We also operate as a turnkey contract manufacturing facility for partnership brands both domestically and internationally. With high-speed manufacturing capabilities, we continue to attract additional contract manufacturing business, including third-party filtered cigar brands and MSA-compliant cigarette brands, to absorb our manufacturing overhead and help keep our unit cost profile low.

Tobacco Sources of Raw Materials

We obtain our reduced nicotine tobacco leaf from third party-growers, in multiple states in the United States who are under direct contracts with us. These contracts prohibit the transfer of our proprietary tobaccos, seeds and plant materials to any other party. We purchase conventional tobacco destined for contract manufacturing operations through third parties.

Sales, Distribution, and Growth

Our pilot VLN® cigarette retail programs during 2022-23 proved the viability and potential of RNC tobacco products, and the appeal to consumers of having a choice in their nicotine consumption. The motivation to provide tobacco users with lower nicotine options has only increased with the FDA’s January 2025 Notice of Proposed Rulemaking that, if approved, would mandate substantially reduced nicotine content in all combusted tobacco products sold in the US.

Our sales and distribution expansion strategy is being executed with a route-to-market plan allowing maximum impact for retail development and account depth. Our initial focus is in the convenience store segment, which accounts for the overwhelming share of tobacco revenue, with other channels to follow. We plan to deploy a comprehensive digital marketing campaign, targeting adult smokers to drive point purchase direction with connectivity through age-gated social media platforms and interactive websites for adult smokers. All of this is supported by recently redesigned VLN® product packaging, including partner brands with a vibrant, modern look to drive an emotional consumer connection with adult smokers.

With the VLN® concept now validated, our focus is upon rate-of-sale of our exclusively positioned products and profitable growth. We plan to build our House of Brands in strategic increments, with time-to-market and profitability as our measures of success. Our goal is to release what we see as the enormous untapped value of a disruptive product alternative capable of fulfilling unmet demand within a nearly $58 billion market segment that includes adult smokers who have already declared the need or want to change their smoking habit.

Research & Development (R&D) & Intellectual Property (IP)

Since our inception, most of our research and development (R&D) efforts have been outsourced to highly qualified groups in their respective fields. Since 1998, we have had multiple R&D agreements with North Carolina State University (NCSU) and others resulting in exclusive worldwide licenses to various patented technologies. We have utilized the same model employed by many public-sector research organizations, in which we obtain an exclusive option or license agreement to any invention arising out of our funded research. In each case, we fund and control all patent filings as the exclusive licensee. This model of contracting with public-sector researchers has enabled us to control R&D costs while staying at the forefront of low nicotine tobacco technology.

Pre-Commercialization R&D

Founded as a biotechnology research company, our activities were initially centered on continued development of genetic transformation options for control of nicotine levels in the tobacco plant. In addition to the breakthrough genome modification techniques licensed from NCSU in 1998, we independently invented or obtained exclusive licenses to ways of further affecting the nicotine biosynthetic pathway, including regulation of additional enzymes and transcription factors. These discoveries were instrumental in our formulation of experimental variable-nicotine tobacco products, millions of which were manufactured and furnished for independent clinical trials funded by NIDA and the National Cancer Institute (NCI). The results of those trials showed that having a reduced nicotine cigarette option available could substantially affect behaviors and choices among smokers, which charted our course going forward.

In 2014, we entered into sponsored research and license agreements with NCSU for exclusive worldwide rights to bioengineering technologies for achieving low nicotine content in tobacco without having the plant strains regulated as GMOs. We subsequently entered into a separate license agreement with the University of Kentucky to license other next-generation very low nicotine content non-GMO tobacco plant lines. In addition, we began assembling studies and data in support of a Premarket Tobacco Product Application (PMTA), a submission authorized under the 2009 Tobacco Control Act, for potential commercialization of consumer tobacco products based on our proprietary low nicotine tobacco. The PMTA for marketing of our SPECTRUM® cigarettes was submitted to the FDA in December of 2018.

Our R&D Today

We received a marketing order from the FDA on December 17, 2019, authorizing commercialization of our RNC cigarettes. Shortly after, based on further studies and data provided, we received FDA granting orders authorizing our marketing of VLN® cigarettes as Modified Risk Tobacco Products. Since the launch of our VLN® cigarette pilot program in 2022, our research and development activity has been devoted to supporting further VLN® product development and improvements, regulatory compliance, and expanding the RNC portfolio of products. We have authority to market our VLN® cigarettes as MRTPs for a period of five years, which is the maximum duration for a marketing granted order for such products under the Family Smoking Prevention & Tobacco Control Act. During 2025, we reapplied to the FDA to extend the FDA’s exposure modification order beyond December 23, 2026.

We continue to pursue improvements in our ability to control nicotine biosynthesis in tobacco, including gene editing techniques that provide for greater crop yields and disease resistance. Our original GMO tobacco strains have been replaced with fully non-GMO engineered low nicotine varieties, which expands accessibility to international markets where GMO agricultural products are disfavored or banned. We have successfully applied our non-GMO bioengineering techniques to increasingly diverse tobacco lines, including bright, burley, and oriental tobaccos. We expect to develop new versions of our RNC cigarettes utilizing these cutting-edge technologies for future commercialization in the U.S. and globally, including an “American blend” of cigarettes in low nicotine form featuring a mix of bright, burley, and oriental proprietary RNC tobacco varieties.

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

Government Regulation

FDA Regulation of Tobacco Products

The Family Smoking Prevention and Tobacco Control Act of 2009 (“Tobacco Control Act”) granted the FDA authority over the regulation of all tobacco products in the United States. The FDA requires any manufacturers of new tobacco products to undergo premarket review and obtain premarket authorization prior to commercialization, and to comply with post-authorization monitoring and reporting requirements. The Tobacco Control Act granted FDA the authority to require the reduction of nicotine to any level other than zero or require reduction of other compounds in tobacco and cigarette smoke. The FDA has further authority to restrict marketing and advertising, impose regulations on packaging, mandate warnings and disclosure of flavors or other ingredients, prohibit the sale of tobacco products with certain flavors or other characteristics, limit or prohibit the sale of tobacco products by certain retail establishments and the sale of tobacco products in certain packaging sizes, and seek to hold retailers and distributors responsible for the adverse health effects associated with both smoking and exposure to environmental tobacco smoke.

The Tobacco Control Act requires manufacturers of tobacco products to, among, other things, provide the FDA with a list of ingredients added to tobacco products in the manufacturing process and register any establishment engaged in the manufacture, preparation, or processing of a tobacco product. The manufacture of products is subject to strict quality control, testing and record-keeping requirements, and continuing obligations regarding the submission of safety reports and other post-market information. The FDA has several investigatory and enforcement tools available, including document requests and other required information submissions, facility inspections, examinations and investigations, injunction proceedings, monetary penalties, product withdrawal and recall orders, and product seizures. All tobacco products we make and sell in the US are subject to FDA jurisdiction.

Premarket Tobacco Product Application (PMTA)

Under the Tobacco Control Act, a PMTA must be submitted to the FDA for any new tobacco product seeking a marketing order to enable commercialization of the product in the United States. For the FDA to grant such an order, the PMTA must enable the FDA to determine, among other things, that permitting the marketing of the proposed new tobacco product would be appropriate for the protection of the public health (APPH), and that the product manufacturing, processing, and labeling of the product otherwise conform to the requirements of the Food, Drug and Cosmetics Act.

A marketing order may include restrictions on the sale and distribution of the product, including restrictions on the access to, and the advertising and promotion of, the tobacco product, and requirements for record-keeping and post-market reporting. Holders of authorized PMTAs are required to submit detailed periodic and annual reports to the FDA within specified timelines and are further required to submit reports for serious and unexpected adverse events associated with the product. Once granted, the FDA may suspend or withdraw any marketing order on various grounds, such as a determination that the continued marketing of the tobacco product is no longer appropriate for the protection of public health, or where the PMTA holder has failed to comply with applicable post-market requirements.

We submitted a PMTA to the FDA in December 2018 for proposed marketing of our proprietary RNC cigarettes, and, on December 17, 2019, the FDA issued a marketing order authorizing commercialization. Any new tobacco products we wish to commercialize in the US that are not substantially equivalent to products already authorized or exempt from premarket review will require new PMTA authorization. Determination by the FDA of whether to accept the application may take several months. While the FDA endeavors to complete its review of a PMTA within 180 days of acceptance, the FDA’s review period may take significantly longer.

Modified Risk Tobacco Products (MRTP)

The Tobacco Control Act grants the FDA authority to regulate the labeling and marketing of Modified Risk Tobacco Products (MRTP), which include, among other things, tobacco products that may reduce harm or the risk of tobacco-related disease or reduce or eliminate exposure to a substance. Before an MRTP can be introduced or delivered into interstate commerce in the United States, the FDA must issue either a “risk modification order” or “exposure modification order” pursuant to the Tobacco Control Act. An order permitting the sale of an MRTP, if granted by the FDA, enables the applicant to utilize certain claims with respect to a single, specific product, not an entire class of tobacco products.

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

Independent scientific research has consistently affirmed the effectiveness of our VLN® products. Most recently, a 2024 marketplace research study using our 95% less nicotine Spectrum research cigarettes, conducted among 438 randomized trial subjects, concluded that more than 40% of low nicotine cigarette users changed their smoking habits dramatically and reduced their consumption over the 12-week period.

We have authority to market our VLN® cigarettes as MRTPs for a period of five years, which is the maximum duration for a marketing granted order for such products under the Tobacco Control Act. During 2025, we reapplied to the FDA to extend the FDA’s exposure modification order beyond December 23, 2026. Any action by the FDA to remove our products from the U.S. market, including the termination or non-renewal of the exposure modification orders for our VLN® cigarettes would have a material adverse impact on our business.

Proposed Mandate Limiting Nicotine Content in Cigarettes

On January 15, 2025, the FDA issued a notice of proposed rulemaking (NPRM) that would establish a maximum nicotine level of 0.7 mg/g in cigarettes and certain other combusted tobacco products. According to the FDA, the proposed product standard would limit the addictiveness of the most toxic and widely used tobacco products, which would have significant public health benefits for all age groups. The FDA referenced abundant scientific evidence and clinical studies in support of the proposal, including many furnished by us, and noted the current commercial availability of low nicotine content cigarettes such as those currently produced by us. We submitted a response in support of the FDA in public comment letter in September 2025. The complete submission is available online at https://downloads.regulations.gov/FDA-2024-N-5471-4171/attachment_1.pdf. The period for public comment on the proposed rule closed on September 15, 2025.

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

Environmental Regulations

We are subject to a variety of federal, state and local environmental laws and regulations. We have developed specific programs across our business units to ensure high standards of environmental compliance, including, standard operating practices and procedures at our manufacturing facility as well at our research and development centers. We believe that our manufacturing facility complies with all federal, state, and local environmental regulations, including the Clean Air Act, the Clean Water Act, and the Resource Conservation and Recovery Act.

Any new tobacco products introduced by us are subject to a comprehensive environmental assessment by an independent third-party expert, including an assessment of how such products may create environmental risks. For our PMTA product, the FDA prepared a programmatic environmental assessment (PEA), based on our submitted data in accordance with the Council on Environmental Quality's regulations (40 CFR 1500-1508) implementing the National Environmental Policy Act (NEPA) and FDA’s NEPA regulations (21 CFR 25.40). The PEA concluded that the marketing orders would have no significant impact and that environmental impact statements would not be required.

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

Human Capital Resources

As of December 31, 2025, we had 32 employees. All employees are located in the United States. Our human capital resource objectives are designed to attract, and retain, highly motivated and well-qualified employees. We believe that we offer a competitive compensation package and have also worked diligently to provide a flexible and safe work environment.

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

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business, which casts substantial doubt regarding our ability to continue as a going concern. As of March 20, 2026, we had cash and cash equivalents of approximately $3.8 million.

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

We are competing with large tobacco companies and large pharmaceutical companies that have greater resources than us. The tobacco industry consists of major domestic and international companies, most of which have existing commercial relationships, as well as financial, technical, research and development, marketing, sales, manufacturing, scaling capacity, distribution, lobbying and other resources, brand and name recognition substantially greater than ours. In addition, we expect new competitors will enter the markets for similar or novel tobacco products in the future and the nature and extent of this market entrance cannot be quantified at this time.

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

We use information systems to help manage business processes, collect and interpret business data and communicate internally and externally with employees, suppliers, customers and others. Some of these information systems are managed by third-party service providers. We have backup systems and business continuity plans in place, and we take care to protect our systems and data from unauthorized access. However, a failure of our systems to function as intended, or penetration of our systems by outside parties intent on extracting or corrupting information or otherwise disrupting business processes, could interrupt our business and place us at a competitive disadvantage, result in a loss of revenue, assets or personal or other sensitive data, litigation and regulatory action, cause damage to our reputation and that of our brands and result in significant remediation and other costs. In addition, we currently use some artificial intelligence (AI) solutions for certain sales, back office, administrative and other functions. The use of AI by us and/or our business partners creates the additional risk for the potential loss or misuse of personal data or the dissemination of confidential information, either of which may result in significantly increased business and security costs, a damaged reputation, administrative penalties, or costs related to defending legal claims. Any cybersecurity incident could cause substantial harm to our business and result in regulatory action, fines, and/or substantial costs.

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

The FDA has broad authority over the regulation of tobacco products. The FDA could, among other things, force us to remove from the U.S. market our RNC tobacco cigarettes even after the FDA authorization on December 17, 2019 of our PMTA for us to market our RNC tobacco cigarettes, or the authorization of our MRTP application on December 23, 2021, to enable us to use certain modified exposure claims with respect to our VLN® cigarettes. In addition, the exposure modification order that enables us to market our VLN® cigarettes as MRTPs was granted for a period of five years, which is the maximum duration for a marketing granted order for such products under the Family Smoking Prevention & Tobacco Control Act (PUBLIC LAW 111–31—JUNE 22, 2009). Consequently during 2025, we have reapplied to the FDA to extend the FDA’s exposure modification order beyond December 23, 2026. The MRTP authorization process is a complex, substantial and lengthy regulatory undertaking. The FDA may or may not grant continued authorization of these product claims, including based on FDA's assessment of whether the product application(s) satisfy the statutory requirements for such an order, and whether we have adequately complied with the conditions imposed on us in connection with the FDA’s exposure modification order, such as requirements relating to recordkeeping, reporting and post-market studies. Any action by the FDA to remove our products from the U.S. market, including the termination or non-renewal of the exposure modification orders for our VLN® cigarettes would have a material adverse impact on our business.

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

The manufacturing and sale of tobacco products subjects us to significant government regulation and the failure to comply with such regulations could have a material adverse effect on our business and subject us to substantial fines or other regulatory actions.

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

Our North Carolina manufacturing facility is integral to our tobacco business and adverse changes or developments affecting our facility may have an adverse impact on our business.

Our manufacturing facility in North Carolina is integral to our tobacco business. Adverse changes or developments affecting this facility, including, but not limited to, disease or infestation of our raw materials, a fire, an explosion, a serious injury or fatality, a power failure, a natural disaster, an epidemic, pandemic or other public health crisis, or a material failure of our security infrastructure, could reduce or require us to entirely suspend operations.

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

In the tobacco industry, we are subject to intense competition and changes in adult consumer preferences. To be successful, we must:

●	anticipate and respond to new and evolving adult consumer preferences;
●	develop, manufacture, market and distribute new and innovative products that appeal to adult consumers (including, where appropriate, through arrangements with, or investments in, third parties);
●	improve productivity;
●	protect or enhance margins through cost savings and price increases; and
●	market our products appropriately to ensure consumer awareness.

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

An extended disruption at our North Carolina manufacturing facility or in service by a supplier, distributor or distribution chain service provider could have a material adverse effect on our business.

We face risks inherent in reliance on one manufacturing facility and a small number of key suppliers, distributors and distribution chain service providers. A pandemic, natural or man-made disaster or other disruption that affects the manufacturing operations, the operations of any key supplier, distributor or distribution chain service provider or any other disruption in the supply or distribution of goods or services (including a key supplier’s inability to comply with government regulations or unwillingness to supply goods or services to a tobacco company) could have a material adverse effect on our business.

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

Over the past two years, the Company has received deficiency letters from the Nasdaq Listing Qualifications Department notifying the Company not been in compliance with certain Nasdaq trading rules. Although such deficiencies have been addressed and remedied, there can be no assurance of our ability to comply with such rules in the future. If we are ever no longer listed on the NASDAQ or other national stock exchange in the future, then it would be more difficult to dispose of shares or to obtain accurate quotations as to the market value of our common stock compared to securities of companies whose shares are traded on national stock exchanges.

Our stock price may be highly volatile and could decline in value.

The market price for our common stock has been volatile. Further, the market prices for securities in general have been highly volatile and may continue to be highly volatile in the future. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

●	general economic conditions, including adverse changes in the global financial markets;
●	equity sales by us of our common stock or securities convertible into common stock to fund our operations.
●	actual and anticipated fluctuations in our quarterly financial and operating results;
●	developments or disputes concerning our intellectual property or other proprietary rights;
●	introduction of technological innovations or new commercial products by us or our competitors;
●	issues in manufacturing or distributing our products or potential products;
●	market acceptance of our products or potential products;
●	FDA or other United States or foreign regulatory actions affecting us or our industry;
●	litigation or public concern about the safety of our products or potential products;
●	negative press or publicity regarding us or our common stock;
●	the announcement of litigation against us or the results of on-going litigation;
●	additions or departures of key personnel;
●	third-party sales of large blocks of our common stock or third party short-selling activity;
●	third-party articles regarding us or our securities;
●	pending or future shareholder litigation;
●	sales of our common stock by our executive officers, directors, or significant stockholders; and

●	the announcement by us of a reverse stock split or other corporate transaction.

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

Sales of a substantial number of shares of our common stock in the public market may depress the prevailing market price for our common stock and could impair our ability to raise capital through the future sale of our equity securities. Additionally, as of March 23, 2026, we have outstanding 5,408,786 warrants to purchase an equal number of shares of common stock and 16.0 million in Series B convertible preferred stock (convertible into a maximum of 22,408,964 shares). If any of the holders of outstanding warrants or notes exercise or convert them, as applicable, our common stockholders will incur dilution in their relative percentage ownership. The prospect of this possible dilution may also impact the price of our common stock.

We have a significant number of outstanding securities with anti-dilution price protection.

 We have approximately 5,408,786 outstanding warrants with anti-dilution price protection. The exercise price on these warrants will have the exercise price reduced in the event of any future offerings of securities at a lower price than the current exercise price (subject to limited exceptions) of $3.57. In addition, our Series B Convertible Preferred Stock is convertible into common stock at any time at an initial conversion price of $3.57, which price is subject to adjustment for any future offerings of securities at a lower price than the current exercise price (subject to limited exceptions). Such securities may deter future investors and can result in further dilution to our investors.

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

Item 2.Properties.

As of December 31, 2025, we operated two tobacco facilities located in Mocksville, North Carolina and surrounding areas. These locations are comprised of one leased manufacturing facility (which is also our principal executive office and headquarters) and one leased inventory storage facility. We believe the facilities we operate and their equipment are effectively utilized, well maintained, generally are in good condition, and will be able to accommodate our capacity needs to meet current and growing levels of demand.

Item 3.Legal Proceedings.

See Note 11 - Commitments and Contingencies – Litigation - to our consolidated financial statements included in this Annual Report for information concerning our ongoing litigation. In addition to the lawsuits described in Note 11 to our consolidated financial statements, from time to time we may be involved in claims arising in the ordinary course of business. To our knowledge, other than the cases described in Note 11 to our consolidated financial statements, no material legal proceedings, governmental actions, investigations or claims are currently pending against us or involve us that, in the opinion of our management, could reasonably be expected to have a material adverse effect on our business and financial condition.

Item 4.Mine Safety Disclosures.

Not applicable

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the Nasdaq Capital Market under the symbol “XXII.” As of March 23, 2026, there were approximately 136 holders of record of our common stock based on the records of our transfer agent. However, because many of our shares of common stock are held by brokers and other institutions on behalf of shareholders, we believe there are considerably more beneficial holders of our common stock than record holders.

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

Issuer Purchases of Equity Securities

None.

Shares authorized for issuance under equity compensation plans

The following table summarizes the number of shares of common stock to be issued upon exercise of outstanding options and vesting of restricted stock units under the amended and restated 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “Plan”), the weighted-average exercise price of such stock options, and the number of securities available to be issued under the Plan as of December 31, 2025:

Number of securities
remaining available for
	Number of securities to			issuance under equity
	be issued upon exercise		Weighted average	compensation plans
	of outstanding options,		exercise price of	(excluding securities
	and restricted stock units		outstanding options	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	97,307	(1)	$31.12	3,772,848
Equity compensation plans not approved by security holders	—		N/A	—
Total	97,307		—	3,772,848	(2)

(1) Consists of 72,973 stock options and 24,334 restricted stock units.
(2) Consists of shares available for award under the Plan

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

All historical share and per-share amounts reflected throughout this section have been adjusted to reflect prior reverse stock splits. The par value per share of our common stock was not affected.

All figures reported below reflect continuing operations, excluding discontinued operations related to the sale and exit of the Company’s hemp/cannabis business in late 2023, except as noted.

Dollars are in thousands, except per share data or unless otherwise specified.

Overview

The Company remains dedicated to being the leader of the tobacco harm reduction movement through science-based innovation, regulatory alignment, and responsible commercialization of reduced nicotine content combustibles. Our mission is to provide adult smokers with alternatives in the form factor that they are comfortable with, cigarettes, that significantly reduce nicotine exposure, supporting the potential for reduced dependence while preserving consumer choice.

Tobacco Operations Highlights

●	Poised to benefit from the January 2025 proposed FDA rule mandating reduced nicotine content in all combustible cigarette products, if advanced. The Company has the only FDA-authorized combustible cigarette able to meet the proposed stringent reduced nicotine content product standard.
●	The Company filed its submission of public comment in support of the FDA proposed “Tobacco Product Standard for Nicotine Yield of Cigarettes and Certain Other Combusted Tobacco Products,” in September 2025.
●	Continued agreements with national-scale C-store distribution partners to support state-wide or multi-state availability of VLN® and partner VLN® at hundreds of stores within our target markets.
●	Began shipments of its new VLN® product branding and launched marketing initiatives designed to drive greater customer engagement, as well as the development of partner VLN® brands to be sold alongside proprietary VLN® products.
●	Restructured contract manufacturing business operations to deliver improved efficiency and exited or renegotiated underpriced contracts in favor of improved customer agreements.
●	Signed a new license and manufacturing agreement with Smoker Friendly, one of the largest independent cigarette retailers in the United States, covering 11 brands currently sold in the Smoker Friendly network of retail stores and dealers in the U.S., plus another eight new premium brands to be launched and establishing a framework for other planned future products to be added.
●	Expanded the Pinnacle private label brand to add distribution of moist snuff other tobacco products to its existing Pinnacle cigarette products currently sold as a private label brand in a top-5 U.S. gas station convenience store chain.
●	Exited 2025 with a significantly strengthened balance sheet, including the elimination of debt and improved liquidity, providing flexibility to execute our strategy.

Financial Overview – Fourth Quarter and Full Year 2025 Results

●	Net revenues for the fourth quarter of 2025 were $3,537, a decrease of 12.0% from $4,020 in 2024, primarily driven by a decrease in cigarettes and filtered cigars sales offset by an increase other tobacco products.
o	Fourth quarter 2025 total cartons sold of 248 compared to 338 in the comparable prior year period.
●	Net revenues for the full year 2025 were $17,587, a decrease of 27.9% from $24,382 in 2024.
●	Gross loss for the fourth quarter of 2025 improved to a loss of $834 compared to loss of $1,254 in the prior year period.
●	Gross loss for the full year 2025 was a loss of $3,137, compared to a loss of $2,400 in 2024.
●	Total operating expenses for the fourth quarter 2025 decreased 30.6% to $1,969 compared to $2,837 in the prior year quarter driven by:
o	Sales, general and administrative expenses decreased to $1,825, driven primarily by decreases in strategic consulting, legal, and other public company expenses.
o	Research and development expenses decreased to $105, driven by a decrease in contract and IP related costs.
o	Other operating expense, net was $39 compared to $147 in the prior year period, driven by an increase in non-recurring charges in 2024.
●	Operating loss for the fourth quarter 2025 was $2,803, compared to a loss of $4,091 in the prior year period. Operating loss for the full year 2025 was $11,566, compared to a loss of $13,950 in 2024.
●	Net loss in the fourth quarter of 2025 was $2,783 representing a net loss per share of $5.89 compared with net loss in the fourth quarter of 2024 of $4,246, representing a net loss per share of $3,257.47. Net loss for the full year 2025 was $13,117, representing a net loss per share of $71.26 compared with net loss for the full year 2024 of $15,495, representing a net loss per share of $27,812.56.
●	As of December 31, 2025, we had $7,149 in cash and cash equivalents.

Our Financial Results

The following table presents selected financial information derived from our Consolidated Financial Statements, contained in Item 15 of this report, for the periods presented (dollars in thousands, except per share amounts):

	Year Ended
	December 31	December 31	Change
	2025	2024	$	%
Revenues, net	$17,587	$24,382	(6,795)	(27.9)
Cost of goods sold	10,186	14,278	(4,092)	(28.7)
Excise taxes and fees on products	10,538	12,504	(1,966)	(15.7)
Gross loss	(3,137)	(2,400)	(737)	30.7
Gross loss as a % of revenues, net	(17.8)%	(9.8)%
Operating expenses:
Sales, general and administrative ("SG&A")	7,591	10,287	(2,696)	(26.2)
SG&A as a % of revenues, net	43.2%	42.2%
Research and development ("R&D")	688	1,133	(445)	(39.3)
R&D as a % of revenues, net	3.9%	4.6%
Other operating expense, net ("OOE")	150	130	20	15.4
Total operating expenses	8,429	11,550	(3,121)	(27.0)
Operating loss from continuing operations	(11,566)	(13,950)	2,384	(17.1)
Operating loss as a % of revenues, net	(65.8)%	(57.2)%
Other income (expense):
Other income (expense), net	(207)	507	(714)	(140.8)
Interest income	83	72	11	15.3
Interest expense	(1,455)	(2,094)	639	(30.5)
Total other income (expense), net	(1,579)	(1,515)	(64)	4.2
Loss from continuing operations before income taxes	(13,145)	(15,465)	2,320	(15.0)
(Benefit) provision for income taxes	(28)	30	(58)	(193.3)
Net loss from continuing operations	(13,117)	(15,495)	2,378	(15.3)
Net loss as a % of revenues, net	(74.6)%	(63.6)%
Net loss per common share from continuing operations (basic and diluted)	$(71.26)	$(27,812.56)	27,741.30	(99.7)

2025 Compared with 2024

Product line revenue, net

	Year Ended
	December 31,
	2025		2024		Change
	$	Cartons	$	Cartons	$	Cartons
Contract manufacturing
Cigarettes	12,897	1,525	14,219	644	(1,322)	881
Filtered cigars	4,110	549	9,427	1,361	(5,317)	(812)
Other tobacco products	442	54	756	120	(314)	(66)
Total contract manufacturing	17,449	2,128	24,402	2,125	(6,953)	3
VLN®	138	4	(20)	-	158	4
Total product line revenues	17,587	2,132	24,382	2,125	(6,795)	7

For the year ended December 31, 2025, total product line revenue was $17,587, a decrease of 27.9% from $24,382 in the prior year.

●	Cigarette volume increased to 1,525 cartons in 2025, including products sold for export, as compared to the prior year. Cigarette sales net revenues decreased from 2024 due to pricing arrangements recorded as consideration payable to the customer recognized within revenue, which in 2024 was recorded within cost of goods sold. During April 2024, the Company also benefitted from a one-time Spectrum® research cigarette order which provided a $889 benefit in 2024.
●	Filtered cigars net revenues decreased $5,317 reflecting lower volumes as the Company implemented repricing of customer contracts and shifts in its product mix into higher margin branded cigarettes, including natural styles, and VLN® cigarettes.
●	Other tobacco products include new moist snuff sales of $387 in 2025 compared to none in the prior year. A decrease in cigarillo sales of $661 occurred in 2025 due to initial stocking orders in 2024.
●	VLN® cigarette net revenues reflect VLN® and partner VLN® shipments for initial stocking orders offset by return accruals for product previously sold that will be returned or exchanged.

Gross loss

	Year Ended
	December 31	December 31
	2025	2024
Gross loss	$(3,137)	$(2,400)
Percent of Revenues, net	(17.8)%	(9.8)%

The increase in gross loss and gross loss as a percent of revenues, net for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by the shift in product mix during 2025, with cigarettes inclusive of products sold for export representing higher volume as compared to filtered cigars in the prior year comparable period. Domestic cigarette excise taxes included amounts payable under the Master Settlement Agreement (“MSA), whereas filtered cigar volume has no comparable excise tax. Gross margin improvements in cigarettes began in the fourth quarter 2025, which demonstrates the steady shift in product mix to higher margin cigarette products.

Sales, general and administrative expense

Changes From Prior Year
Compensation and benefits (a)	$(408)
Strategic consulting (b)	(873)
Legal (c)	(627)
Insurance (d)	(439)
Other expenses (e)	(349)
Net decrease in SG&A expenses	$(2,696)

(a) Compensation and benefits decreased for the year ended December 31, 2025 compared to the prior year due to a reduction of headcount as part of our cost cutting initiatives.

(b) Decreases of strategic consulting for the year ended December 31, 2025 compared to the prior year were due to reduced spending of $482 for investor and public relations and $391 in other consulting related to MRTP post-market studies.

(c) Legal expenses decreased for the year ended December 31, 2025 compared to the prior year period due to decreased regulatory and corporate legal expense.

(d) Insurance expense decreased for the year ended December 31, 2025 compared to the prior year period due to lower insurance premiums.

(e) Other expenses decreased for the year ended December 31, 2025 compared to the prior year ended December 31, 2024 mainly due to decreases in public company expenses of $149, sales and marketing expenses of $134, supplies, repairs and maintenance expenses of $121, technology expenses of $55, depreciation expense of $75, offset by increased travel and entertainment of $60, facilities expense of $25 and other expenses mainly related to state registration fees of $100.

Research and development expense

Changes From Prior Year
Compensation and benefits (a)	$(85)
Contract, IP and other expenses (b)	(360)
Net decrease in R&D expenses	$(445)

(a) Decreased compensation and benefits primarily relate to the decrease in headcount in 2025 compared to the prior year.

(b) Contract, IP and other expenses decreased for the year ended December 31, 2025 compared to the prior year primarily due to a decrease in contract and royalty costs of $276 and IP related consulting and expenses of $84 due to our cost cutting initiatives.

Other operating expenses, net

	Year Ended
	December 31,
	2025	2024
Impairment of intangible assets	$150	$68
Loss on sale or disposal of property, plant and equipment	—	62
Total other operating expense, net	$150	$130

Other operating expenses, net increased $20 due to increased impairment charges of $82 for patents and disposal of trademarks that we are no longer pursuing for the year ended December 31, 2025 compared to the prior year period, offset by a loss of $62 in 2024 for the sale of property, plant and equipment.

Other income (expense), net

Changes From Prior Year
Other income (expense), net (a)	$(714)
Interest income	11
Interest expense (b)	639
Net (decrease) increase in other expense	$(64)

(a)	Other income (expense), net decreased for the year ended December 31, 2025, compared to the prior year, due to a loss resulting from change in fair value of the Omnia warrant liabilities that did not occur in 2024.

(b)	For the year ended December 31, 2025 compared to the prior year period, cash interest decreased $443, non-cash interest amortization increased $842 due to $1,091 of extinguishment charges recognized from the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations increased by $88), and other interest charges decreased by $76, offset by a gain that occurred in the prior year period of $556 as a result of change in fair value of conversion option derivative liability. Additionally, interest expense decreased $1,430 from the Subordinated Note, which was due to a $400 loss on extinguishment prior to maturity in April 2024.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $7,723 for the year ended December 31, 2025 and an accumulated deficit of $398,925 as of December 31, 2025. As of December 31, 2025, we had cash and cash equivalents of $7,149 and working capital from continuing operations of $10,359 (compared to working capital from continuing operations of $1,790 at December 31, 2024). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Consolidated Financial Statements included herein are issued.

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

Our cash and cash equivalents, and working capital as of December 31, 2025 and 2024, are set forth below:

	December 31	December 31
	2025	2024
Cash and cash equivalents	$7,149	$4,422
Working capital	$10,359	$1,790

Working Capital

As of December 31, 2025, we had working capital from continuing operations, excluding assets and liabilities held for sale, of approximately $10,359 compared to working capital of approximately $1,790 as of December 31, 2024, an improvement of $8,569. This increase in working capital was primarily due to an increase in net current assets of $7,160 and a decrease in current liabilities of $1,409. Cash and cash equivalents increased by $2,727 and the remaining net current assets increased by $4,381.

Summary of Cash Flow

	Year Ended
	December 31,		Change
	2025	2024	$
Cash provided by (used in):
Operating activities	$(7,723)	$(14,345)	6,622
Investing activities	(505)	(139)	(366)
Financing activities	10,955	16,848	(5,893)
Net change in cash and cash equivalents	$2,727	$2,364

Net cash used in operating activities

Cash used in operations decreased $6,622 from $14,345 in 2024 to $7,723 in 2025. The primary driver for this decrease was lower consolidated net loss of $10,110, an increase of $6,257 related to net adjustments to reconcile net loss to cash, and an increase in cash used for working capital components related to operations in the amount of $9,745 for the year ended December 31, 2025, as compared to the year ended December 31, 2024.

Net cash used in investing activities

Cash used in investing activities amounted to $505 in 2025 as compared to $139 in 2024. The increase in cash used in investing activities of $366 was primarily the result decreases of cash outflows of $714 related to the acquisitions of patents, trademarks and property, plant and equipment and $500 from the issuance of the 2025 GVB promissory note. These cash outflows were offset by cash inflows of $748 of proceeds from the sale of property, plant and equipment primarily from the sale of Needlerock farms in 2025 and $100 payments received from the 2025 GVB promissory note.

Net cash provided by financing activities

During the year ended December 31, 2025, cash provided by financing activities decreased by $5,893, from $16,848 in 2024, to $10,955 in 2025, resulting from decreases in net proceeds from common stock issuances of $15,087, increases in payments of long-term debt of $3,034 and payments of deferred offering costs of $130 offset by increases in cash inflows from net proceeds from Series A convertible preferred stock of $9,893, warrant exercises of $1,721, issuance of notes payable of $399 and decreases of cash outflows from taxes paid related to net share settlement of RSUs of $1 and in payments on notes payable of $344.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments.

In April 2025, we received net proceeds of $5,075 from the inducement and exercise of 5,074 existing warrants for shares of common stock and issuance of an additional 5,074 warrants to purchase common stock. In August 2025, we received net proceeds of $9,893 from the issuance of new shares of Series A convertible preferred stock and issuance of 668,554 warrants to purchase common stock. The proceeds were used to fully repay the remaining principal balance of the Senior Secured Credit Facility.

Additionally, in September 2025, the Company settled its outstanding litigation with its insurer related to the November 2022 fire at the Company’s Grass Valley manufacturing facility in Oregon. Under the terms of the settlement, the insurer paid the Company an aggregate amount of $9,500 in cash.

We entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC (the “Sales Agent”) which permits us to sell up to $25,000 of our common stock from time to time at prevailing market prices. During the three months ended December 31, 2025, we sold no shares under the Sales Agreement. Subsequent to December 31, 2025, the Company sold 44,381 shares of common stock under the ATM Program for gross proceeds of $200 at a weighted average price of $4.51.

March 2026 Series B Convertible Preferred Stock Offering

On March 20, 2026, we and certain investors entered into a securities purchase agreement with respect to the offer and sale of $20,000 of shares of Series B Convertible Preferred Stock, stated value $1,000 per share (the “Series B Preferred Stock”), initially convertible into shares of common stock at an initial conversion price of $3.57 (subject to adjustment in certain circumstances with a floor price of $0.714) and, alternatively, at a 15% discount to the lowest daily volume-weighted average price (“VWAP”) during the prior 20 trading days (the “Alternative Conversion Price”) and warrants to purchase shares of Common Stock pursuant to a registered direct offering. The Company has the ability to reset the fixed conversion price (lower), subject to board approval and the floor price. Stockholder approval for the offering was obtained at the February 20, 2026 Special Meeting of the Stockholders.

At the initial closing, the investors purchased $16,000 of shares of Series B convertible preferred stock and warrants. The remaining $4,000 of shares of Series B Preferred Stock and warrants are expected to be purchased at a second closing. The investors may request the second closing at any time until the one-year anniversary of the initial closing date and we may require the second closing at any time until the one-year anniversary of the initial closing date by individual investor once less than 50% of such Investor’s Series B Preferred Stock purchased at the initial closing remains outstanding and certain equity conditions have been satisfied for at least 7 of the prior 10 trading days, including: (1) the Common Stock closes above 2.5 times the floor price and (2) the daily dollar trading volume of the Common Stock exceeds $500. The warrants are immediately exercisable at an exercise price of $3.57 per share of common stock and expire on the date that is five years after issuance. In addition, the Company issued placement agent warrants to purchase an aggregate of 187,816 shares of common stock with substantially the same terms as the Warrants, except that the exercise price of the Placement Agent Warrants is $3.927.

We used the net proceeds from the offering to repurchase at par all of the shares of outstanding Series A Convertible Preferred Stock issued in August 2025 in the amount of $9.65 million. The balance of the net proceeds from the offering was approximately $5,680, after deducting placement agent case fees but before any other offering expenses.

Following the offering, 130 shares of Series B Preferred Stock were converted into 33,929 shares of common stock, with 15,870 Series B Preferred Stock shares remaining outstanding.

Outstanding Warrants

As of March 23, 2026, we had the following warrants outstanding:

	# of warrants outstanding	Weighted average exercise price		Weighted average expiration date
Amended October 2024 PIPE warrants (1)	70,618	$	N/A	July 15, 2030
August 2025 warrants (2)	630,713		$3.57	August 27, 2030
August 2025 Placement Agent warrants (2)	37,844		$3.57	August 27, 2030
March 2026 warrants (2)	4,481,795		$3.57	March 24, 2031
March 2026 Placement Agent warrants (2)	187,816		$3.93	March 24, 2031
	5,408,786

(1) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 2.0 (a “Zero Exercise Price Exercise”). Accordingly, a Zero Exercise Price Exercise for the warrants will result in the issuance of two (2) shares for no additional consideration.

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

For our indefinite-lived intangible assets, we performed a qualitative evaluation and considered factors such as current and future sales projections, strategic objectives, future market and economic conditions, competition, and federal and state regulations. We determined as of December 1, 2025 it is more likely than not that that the assets are not impaired.

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

For our long-lived assets, we determined that no impairment indicators occurred during 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.Other Information.

(a)

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

On March 23, 2026, we filed a Certificate of Designation of Preferences, Rights and Limitations with the Secretary of State of the State of Nevada designating 20,000 shares out of the authorized but unissued shares of preferred stock as Series B Convertible Preferred Stock with a stated value of $1,000 per share (the “Series B Certificate of Designation”). The Series B Certificate of Designation is attached as Exhibit 3.1.7 hereto. The following is a summary of the principal terms of the Series B Preferred Stock as set forth in the Series B Certificate of Designation. The summary below is not intended to be complete and is qualified in its entirety by reference to such exhibit which is incorporated herein by reference.

Dividends

The holders of Series B Preferred Stock will be entitled to dividends when and as declared by the board of directors of the Company (the “Board”), from time to time, in its sole discretion, which dividends will be paid by the Company out of funds legally available therefor, payable, subject to the conditions and other terms of the Certificate of Designations, in cash, in securities of the Corporation or using assets as determined by the Board on the stated value of such Preferred Stock.

Voting Rights

The shares of Series B Preferred Stock have no voting rights, except to the extent required by applicable law. As long as any shares of Series B Preferred Stock are outstanding, the Company may not, without the approval of a majority of the then outstanding shares of Series B Preferred Stock (a) alter or change the powers, preferences or rights given to the Series B Preferred Stock, (b) alter or amend the Certificate of Incorporation or the bylaws of the Company in such a manner so as to materially adversely affect any rights given to the Series B Preferred Stock, (c) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as defined below) senior to, or otherwise pari passu with, the Series B Preferred Stock, (d) increase the number of authorized shares of Series B Preferred Stock, or (e) enter into any agreement to do any of the foregoing.

Liquidation

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary (a “Liquidation”), the then holders of the Series B Preferred Stock are entitled to receive out of the assets available for distribution to stockholders of the Company an amount equal to either (i) 100% of the stated value or (ii) the amount the holder would receive if the Series B Preferred Stock had been converted into Common Stock; in each instance, prior to and in preference to the Common Stock or any other series of preferred stock.

Conversion

The Series B Preferred Stock is convertible into Common Stock at any time at a fixed conversion price of $3.57, subject to adjustment for certain anti-dilution provisions set forth in the Series B Certificate of Designation, subject to a floor price equal to 20% of the Nasdaq minimum price on the date of the Securities Purchase Agreement ($0.714) (the “Series B Conversion Price”). The fixed conversion price has anti-dilution price protection for future dilutive issuances. The Company has the ability to reset the fixed conversion price (lower), subject to board approval. The Series B Preferred Stock is also convertible at any time at the Alternative Conversion Price, which is a 15% discount to the lowest daily VWAP in the prior 20 trading days, subject to the floor price.

Conversion at the Option of the Holder

The Series B Preferred Stock is convertible at the then-effective Series B Conversion Price (or the Alternative Conversion Price, at the holder’s election) at the option of the holder at any time and from time to time.

Mandatory Conversion at the Option of the Company

If, at any time from and after issuance, (i) the closing price of the Common Stock equals or exceeds 200% of the then fixed conversion price for 10 consecutive trading days and (ii) the daily dollar trading volume for the Common Stock exceeds $500,000 per day during such period, the Company may require the holders to convert the Series B Preferred Stock into Common Stock at the Series B Conversion Price.

Beneficial Ownership Limitation

The Series B Preferred Stock cannot be converted to Common Stock if the holder and its affiliates would beneficially own more than 4.99% (or 9.99% at the election of the holder) of the outstanding Common Stock. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99% upon notice to us, provided that any increase in this limitation will not be effective until 61 days after such notice from the holder to us and such increase or decrease will apply only to the holder providing such notice.

Preemptive Rights

The Securities Purchase Agreement also provides that certain of the Investors in the Offering that fund at least $2,000,000 have a right of participation in future equity or equity-linked offerings by the Company in an amount equal to 50% of such subsequent financing for a period of 9 months after no shares of Series B Preferred Stock are outstanding.

Redemption

At any time six (6) months after the issuance date, the Company may redeem all or a portion of the shares of Series B Preferred Stock outstanding by delivering notice at least 30 calendar days prior equal to 110% of the stated value per share of Series B Preferred Stock being redeemed. During the 30-day notice period, holders shall be permitted to convert their Series B Preferred Stock. Such redemption right may also be exercised in advance of a change in control of the Company.

Negative Covenants

As long as any Series B Preferred Stock is outstanding, unless the holders of more than 50% of the then outstanding shares of Series B Preferred Stock shall have otherwise given prior written consent, the Company cannot, subject to certain exceptions, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness (as defined in the Certificate of Designations) exceeding $100,000, with the exception of a working capital line of credit with a commercial bank or other similar financial institution up to $1,000,000.

Term

The Series B Preferred Stock is perpetual and has no stated maturity date.

Trading Market

There is no established trading market for any of the Series B Preferred Stock, and we do not expect a market to develop. We do not intend to apply for a listing for any of the Series B Preferred Stock on any securities exchange or other nationally recognized trading system. Without an active trading market, the liquidity of the Series B Preferred Stock will be limited.

(b)

Our directors and executive officers may purchase or sell shares of our common stock in the market from time to time, including pursuant to equity trading plans adopted in accordance with Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”) and in compliance with guidelines specified by the Company. In accordance with Rule 10b5-1 and the Company’s insider trading policy, directors, officers and certain employees who, at such time, are not in possession of material non-public information about the Company are permitted to enter into written plans that pre-establish amounts, prices and dates (or formula for determining the amounts, prices and dates) of future purchases or sales of the Company’s common stock, including shares acquired pursuant to the Company’s equity plans (“Rule 10b5-1 Trading Plans”). Under a Rule 10b5-1 Trading Plan, a broker executes trades pursuant to parameters established by the director or executive officer when entering into the plan, without further direction from them. No contracts, instructions or written plans for the sale or purchase of our securities were adopted, terminated or modified by our directors and executive officers during the three months ended December 31, 2025.

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

The information below identifies and sets forth certain biographical and other information regarding our directors as of March 23, 2026.

Name	Age	Position/Office Held With the Company	Director Since	Independent
Lawrence D. Firestone	67	Chairman, Chief Executive Officer	2023	No
Andrew Arno	66	Lead Director	2023	Yes
Lucille S. Salhany	79	Director	2022	Yes
David Keys	69	Director	2025	Yes

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

Andy Arno

Mr. Arno joined our Board of Directors in 2011 and has more than 30 years of experience handling a wide range of corporate and financial matters, primarily including work as an investment banker and strategic advisor to emerging growth companies. Mr. Arno currently serves as a managing member of Unterberg Legacy, LLC, a merchant bank and multi-family office, where he has served since 2023. He previously served, from 2015 to 2023, as vice chairman of Special Equities Group, LLC, a privately held investment banking firm affiliated with Dawson James Securities Inc. and previously affiliated with Bradley Woods & Co. Ltd. and Chardan Capital Markets LLC. From 2013 until 2015, Mr. Arno served as managing director of Emerging Growth Equities, an investment banking firm, and was previously president of LOMUSA Limited, an investment banking firm. Earlier in his career, Mr. Arno served as vice chairman and chief marketing officer of Unterberg Capital, LLC, an investment advisory firm that he co-founded. He was also vice chairman and head of the equity capital markets division of Merriman Capital LLC, an investment banking firm, and served on the board of the parent company, Merriman Holdings, Inc. Mr. Arno currently serves on the boards of Insight Molecular Diagnostic Inc. (IMDX), a precision diagnostics company, where he serves as chairman; SmithMicro Software, Inc. (SMSI), a software technology company; Catheter Precision, Inc. (VTAK), a medical device company; Independa, Inc., a privately held software company; and ComHear Inc., a privately held audio technology R&D company, where he serves as chairman. Mr. Arno received a Bachelor of Science degree from George Washington University. He is currently the Lead Independent Director, Chair of the Compensation Committee and a member of the Corporate Governance & Nominating Committee and Audit Committee.

Lucille S. Salhany

Ms. Salhany is currently President and CEO of her own consulting company, JHMedia, which she founded in 1997. She was also one of the founding partners of Echo Bridge Entertainment and CEO & President of LifeFX Networks, Inc. Prior to this, she served as Chairperson of the Twentieth Television division of Fox, and was appointed the first woman in history to head a major television network when she accepted the Chairmanship of Fox Broadcasting. After chairing Fox, Salhany accepted the post of Chief Executive Officer and President of United Paramount Network (UPN), launching and growing UPN to become the fifth major broadcast network. She also served on the Board of Directors for Echo Bridge Entertainment, Compaq / Hewlett-Packard, Fox, Inc., Avid Technologies, and American Media, Inc. Ms. Salhany was also a trustee of Emerson College and Lasell College, where she received Honorary Doctorates. She is currently Chair of the Corporate Governance & Nominating Committee and is a member of the Audit Committee and Compensation Committees of the Board.

David Keys

Mr. Keys began his career with Deloitte serving in the audit group in the Las Vegas and New York City executive offices. David was the Executive Vice President, CFO and member of the executive committee of the Board of Directors of American Pacific Corporation, a chemical company that was publicly traded on The Nasdaq Stock Market for the entirety of the time he was a director and executive officer. Since 2004, Mr. Keys has been an independent financial and operations consultant. Mr. Keys currently serves as Chairman of the Audit Committee of SurgPays Inc (NASDAQ:SURG) since July 2019. Mr. Keys currently serves on the Board and is the Chair of the Audit Committee of ARCpoint Inc. (TSXV: ARC). He previously served on the Boards of Directors of AmFed Financial Inc., RSI International Systems, Inc. (NEX: RSY.H), Norwest Bank of Nevada and Wells Fargo Bank of Nevada. Mr. Keys also served on the Advisory Board of Directors of FM Global, a leading provider of property and casualty insurance. Mr. Keys is a Certified Public Accountant (CPA), Certified Valuation Analyst (CVA), Certified Management Accountant (CMA), Chartered Global Management Accountant (CGMA), Certified Information Technology Professional (CITP), Certified in Financial Forensics (CFF), and Certified in Financial Management (CFM). David was a member of the National Roster of Neutrals of the American Arbitration Association for over fifteen years. He received a Bachelor of Science in accounting from Oklahoma State University. He is currently Chair of the Audit Committee and is a member of the Corporate Governance & Nominating Committee and Compensation Committees of the Board.

Executive Officers

 The information below identifies and sets forth certain biographical and other information regarding our executive officers as of March 23, 2026.

Name	Age	Position/Office Held With the Company
Lawrence D. Firestone	67	Chairman, Chief Executive Officer
Daniel A. Otto	36	Chief Financial Officer
Jonathan Staffeldt	44	General Counsel and Corporate Secretary
Robert Manfredonia	61	Senior Vice President of Sales and Marketing
Scott Marion	46	Vice President of Manufacturing Operations

Mr. Firestone’s biographical information is set forth above under “Directors.”

Daniel A. Otto has served as the Company’s Chief Financial Officer since April 2024 and previously as the Company’s Corporate Controller since July 2022 where he is responsible for capital markets, investor relations, accounting, SEC external reporting, treasury, tax and other finance management functions. Prior to joining the Company, Mr. Otto served as a Senior Manager at Deloitte & Touche LLP providing audit and accounting advisory services to public companies, ranging from small to large cap issuers, for over ten years. Mr. Otto is also a certified public accountant. Mr. Otto received his Master’s in Business Administration and B.A. in Accounting from Niagara University.

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

Scott Marion has served as our Vice President of Manufacturing Operations since February 2023. Previously, Mr. Marion served as head of Manufacturing and Supply Chain Finance at Reynolds American. Mr. Marion has over twenty years’ experience in the tobacco industry where he has held various management roles in finance working closely with manufacturing operations. He holds a Bachelor of Science Degree in Business Administration from High Point University and an MBA from Wake Forest University.

Family Relationships

There are no family relationships among our directors and executive officers.

Independent Directors

Our Board of Directors has determined that David Keys, Lucille S. Salhany, and Andrew Arno are “independent” as defined by applicable Nasdaq Stock Market listing standards. Each director serving on the Audit Committee and the Compensation Committee of our Board also meets the more stringent independence requirements established by SEC and Nasdaq rules applicable to audit and compensation committees. Our Board has determined that no director or nominee has a relationship that would interfere with the exercise of independent judgment in carrying out their responsibilities as a director. There are no family relationships among our directors, nominees, or executive officers. The Board annually reviews all business and other relationships of directors and determines whether directors meet these categorical independence tests.

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

Meetings of Board of Directors

 Our Board held eight meetings throughout 2025. All directors attended at least 75% of meetings of the Board and Board committees on which they served in 2025.

Executive Sessions of Independent Directors

 The independent directors hold regularly scheduled executive sessions of the Board and its committees no management directors or employees present. The independent directors met in executive session at most of the regularly scheduled Board and committee meetings held in 2025.

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

The Audit Committee is comprised solely of non-employee directors who satisfy current Nasdaq standards with respect to independence, financial expertise and experience. The Audit Committee is comprised of Mr. Keys, Ms. Salhany and Mr. Arno as Chair. Our Board of Directors has determined that Mr. Arno meets the SEC’s definition of “audit committee financial expert,” and that all members of the Audit Committee meet the financial literacy requirements of the Nasdaq Stock Market. No members of the Audit Committee serve on the audit committees of more than three public companies. The Audit Committee held four meetings during 2025. To ensure independence, the Audit Committee also meets separately with our independent public accountants apart from meetings with members of management.

The Compensation Committee is comprised solely of directors who meet the current Nasdaq requirements for independence. The Compensation Committee is comprised of Mr. Arno, Mr. Keys and Ms. Salhany as Chair. The Compensation Committee establishes and regularly reviews our compensation and benefits philosophy and program in a manner consistent with corporate financial goals and objectives. The Compensation Committee also approves compensation arrangements for senior management, including annual incentive and long-term compensation; administers grants under our equity incentive plans; annually evaluates the performance of our Chief Executive Officer; and reviews leadership development and succession planning. The Compensation Committee held two meetings in 2025.

The Corporate Governance and Nominating Committee is comprised solely of independent directors and is comprised of Mr. Arno, Ms. Salhany and Mr. Keys as Chair. The Corporate Governance and Nominating Committee develops and recommends to the Board corporate governance guidelines applicable to the Company; identifies, evaluates and recommends candidates for election to the Board; leads the Board in its annual review of the Board’s performance; and recommends Board members to serve on each committee of the Board. The Corporate Governance and Nominating Committee held one meeting in 2025.

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

Compensation of Directors

Elements of 2025 Non-Employee Director Compensation

Non-employee directors are compensated for their service on our Board as shown below. Directors who are employees of the Company receive no additional compensation for serving as directors. The Compensation Committee periodically reviews the compensation of our non-employee directors and considers market practices.

The Board approved the following compensation for 2025 as follows:

2025 Director Compensation (non-employee)
Annual cash retainer:	$20,000
Chair of Board or Lead Independent Director	$20,000
Chair of Audit Committee	$10,000
Chair of Compensation or Corporate Governance & Nominating Committee	$5,000
Member of a Board Committee	$5,000
Annual equity award value:
Chair of Board or Lead Independent Director	$60,000
Member of a Board Committee	$35,000

For fiscal 2026, compensation will consist of cash and equity-based awards, as set forth below:

2026 Director Compensation (non-employee)
Annual cash retainer:	$20,000
Chair of Board or Lead Independent Director	$20,000
Chair of Audit Committee	$10,000
Chair of Compensation or Corporate Governance & Nominating Committee	$5,000
Member of a Board Committee	$5,000
Annual equity award value:
Chair of Board or Lead Independent Director	$60,000
Member of a Board Committee	$35,000

Non-employee director equity-based awards will vest annually, and consist of a mix weighted as 75% non-qualifying stock options (NQSO’s) and 25% restricted stock units (RSU’s). Additionally, a one-time special award in November 2025 was granted of NQSOs and RSUs which vest in equal increments over three years.

NON-EMPLOYEE DIRECTOR COMPENSATION FOR 2025

	Fees
	earned		Restricted
	or paid in	Option	Stock Unit	All Other
Name	cash	Awards (1)	Awards(2)	Compensation	Total
Andrew Arno	$57,500	$80,001	$30,517	$-	$168,018
Lucille S. Salhany	$35,000	$49,764	$18,970	$-	$103,734
David Keys (3)	$20,000	$62,399	$19,808	$-	$102,207
Anthony Johnson (4)	$17,500	$-	$-	$-	$17,500

(1)	Represents the grant date fair value computed in accordance with FASB ASC 718. The assumptions used for the option awards are set forth in Note 14 “Equity Based Compensation” of the Notes to the Financial Statements contained in Item 8 of this report.
(2)	The fair value of each restricted stock unit is based on the stock price of the Company’s common stock on the grant date of the award.
(3)	Mr. Keys was appointed as a director on July 14, 2025 and received pro rata compensation for service during 2025.
(4)	Former director.

Item 11.Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

 This section contains a discussion of the material elements of compensation awarded to, earned by, or paid to our principal executive officer, our principal financial officer, and our other executive officers who were serving as executive officers of the Company on December 31, 2025. These individuals are identified in the Summary Compensation Table and other compensation tables that follow this section, and are referred to throughout this report as our “named executive officers.”

Executive Summary and Overview of 2025 Compensation

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

Compensation Philosophy and Objectives

The Company’s executive compensation program is based on the same principles that guide us in establishing all of the Company’s compensation programs:

●	Compensation fosters the long−term focus required for the Company’s success. In general, the compensation of Company executives includes longer−term incentives because they are in a greater position to influence longer−term results.
●	Compensation reflects the level of job responsibility, individual performance, and Company performance. As employees progress to higher levels in the organization, an increasing proportion of their pay should be linked to Company performance and stockholder returns because those employees are more able to affect the Company’s results.
●	Compensation reflects the value of the job in the marketplace. To attract and retain a highly skilled workforce, we must remain competitive with the pay of other premier employers who compete with us for talent.
●	While compensation programs and individual pay levels will always reflect differences in job responsibilities, geographies and marketplace considerations, the overall structure of the compensation and benefit programs should be broadly similar and equitable across the organization.

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

Elements of Executive Compensation

 For 2025, the principal components of compensation for named executive officers were: (1) Base Salary, (2) Performance−Based Incentive Compensation, (3) Long−Term Equity Incentive Compensation, (4) Personal Benefits, and (5) Other Compensation. In determining the amount and relative allocation among each component of compensation for each named executive officer, the Compensation Committee considered, among other factors, each executive officer’s experience level and historical performance, compensation paid by companies comparable in size, data obtained from management’s recruitment activities, historical rates of executive compensation, Company revenues and financial outlook, and alignment with the Company’s overall compensation philosophy.

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

The table below shows the base salary established by the Compensation Committee for each of our named executive officers for 2025 and 2026, and the percentage change compared to the prior fiscal year. Salary adjustments typically do not coincide with the beginning of the fiscal year, so the amounts shown below may differ from those shown in the 2025 Summary Compensation Table.

		Percentage Increase		Percentage Increase
	2025	Over 2024	2026	Over 2025
Name	Base Salary	Base Salary	Base Salary	Base Salary
Lawrence D. Firestone	$425,000	0%	$425,000	0%
Chief Executive Officer
Daniel A. Otto	$315,000	0%	$315,000	0%
Chief Financial Officer
Jonathan Staffeldt	$315,000	0%	$315,000	0%
General Counsel
Robert Manfredonia	$275,000	0%	$275,000	0%
Executive Vice President Sales and Marketing
Scott Marion	$275,000	0%	$275,000	0%
Vice President Manufacturing Operations

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

During 2024, the Compensation Committee developed a new performance-based incentive compensation plan for our executive officers, which became effective initially for fiscal year 2025. The performance-based incentive compensation program for 2025 consists of (i) annual performance-based cash bonus opportunity and (ii) long-term equity incentive compensation consisting of equity awards.

The Compensation Committee also developed a performance-based annual cash bonus plan for 2025. Cash bonus amounts awarded were determined based on (i) a percentage of each executive position’s base pay, (ii) Company performance, (iii) individual performance. Weighting of Company performance was 80% and individual performance was 20%.

The cash bonus pool was based on achievement of key financial metrics for the fiscal year, funded as 25% of Adjusted EBITDA greater than $2.0 million, and up to 150% of target. Individual performance was tied to the achievement of quarterly initiatives, which was based on at least 5 measurable objectives defined for that position that were strategic for the Company in achieving its goals.

In order to calculate EBITDA, the Company adjusts net (loss) income by adding back interest expense (income), provision (benefit) for income taxes, and depreciation and amortization expense. Adjusted EBITDA consists of EBITDA adjusted by the Company for certain non-cash and/or non-operating expenses, including adding back equity-based employee compensation expense, restructuring and restructuring-related charges such as impairment, acquisition and transaction costs, and other unusual or infrequently occurring items, if applicable, such as inventory reserves and adjustments, gains or losses on disposal of property, plant and equipment, and gains or losses on investments.

For fiscal 2025, the Compensation Committee target bonus levels and achieved bonus amounts as follows:

Name	Target Bonus % of Base Salary	Target Cash Bonus	Achieved 2025 Cash Bonus (1)
Lawrence D. Firestone	100%	$425,000	$0
Chief Executive Officer
Daniel A. Otto	75%	$236,250	$0
Chief Financial Officer
Jonathan Staffeldt	75%	$236,250	$0
General Counsel
Robert Manfredonia	75%	$206,250	$0
Executive Vice President Sales and Marketing
Scott Marion	75%	$206,250	$0
Vice President Manufacturing Operations

(1) The Company's adjusted EBITDA loss for the year ended December 31, 2025 resulted in a $0 payout.

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

For 2025, the Compensation Committee developed a new long-term equity incentive program, whereby recipients’ equity awards are aligned to the prior fiscal years achieved cash bonus, with initial grants for fiscal 2025 being set as equal to the target cash bonus amounts. Equity awards are split as 75% in either non-qualifying stock options (NQSO’s) or incentive stock options (ISO’s) and 25% restricted stock units (RSU’s), and the number of shares to award was determined by taking the target cash bonus as the numerator divided by the 30-day average of closing stock price prior to grant as the denominator. All equity awards will vest in equal annual installments over a three-year period, subject to continued service with us.

For fiscal 2025, the table below summarized the number of NQSO’s and RSU’s granted to our executives:

Name	ISO's (#)	NQSO's (#)	RSU's (#)
Lawrence D. Firestone	13,365	261	4,542
Chief Executive Officer
Daniel A. Otto	7,430	146	2,526
Chief Financial Officer
Jonathan Staffeldt	7,430	146	2,526
General Counsel
Robert Manfredonia	6,486	127	2,205
Executive Vice President Sales and Marketing
Scott Marion	6,486	127	2,205
Vice President Manufacturing Operations

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

Compensation on Termination of Employment

Each of our NEOs has an employment agreement that provides for severance in the event they are terminated without cause or they leave for good reason. We believe these agreements are important to attract and retain NEOs since many companies we compete with offer severance compensation. For additional information on compensation on termination of employment, see “Executive Compensation — Employment Agreements with Named Executive Officers” and “Executive Compensation — Compensation on Termination of Employment.”

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

Compensation Committee Report

For the year ended December 31, 2025, the Compensation Committee reviewed and discussed the foregoing Compensation Discussion and Analysis with the Company’s management and Board of Directors. Based on this review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included herein.

Submitted by the members of the Compensation Committee

David Keys, Chair

Andrew Arno

Lucille S. Salhany

Executive Compensation

SUMMARY COMPENSATION TABLE FOR 2025

The following table summarizes the compensation of our NEOs for 2025. The amounts reported for salary represent annual wages as reported to the internal revenue service reflective of any lawful withholdings or deductions, and therefore may differ from stated annual salary rates for the NEO’s. The amounts reported for stock awards may not represent the amounts that the NEOs will actually realize from the awards. Whether, and to what extent, a named executive officer realizes value will depend on our performance, stock price and continued employment.

					Restricted
				Option	Stock	All Other
Name and Principal Position	Year	Salary	Bonus (1)	Awards (2)	Awards (3)	Compensation (4)	Total
Lawrence D. Firestone	2025	$391,800	$-	$382,295	$145,197	$20,443	$939,735
Chief Executive Officer	2024	$411,219	$-	$-	$-	$15,460	$426,679
Daniel A. Otto	2025	$277,390	$-	$212,540	$80,738	$33,688	$604,356
Chief Financial Officer	2024	$279,412	$60,000	$-	$-	$30,570	$369,982
Jonathan Staffeldt	2025	$288,553	$-	$212,540	$80,738	$19,448	$601,279
General Counsel	2024	$294,048	$62,500	$-	$-	$17,393	$373,941
Robert Manfredonia	2025	$240,064	$-	$185,529	$70,495	$25,173	$521,261
Executive Vice President Sales and Marketing	2024	$104,007	$-	$-	$-	$5,035	$109,042
Scott Marion	2025	$241,788	$-	$185,529	$70,495	$35,594	$533,406
Vice President Manufacturing Operations	2024	$237,429	$-	$-	$-	$29,155	$266,584

(1)	Bonus amounts relate to amounts paid under retention agreements executed during July 2023 with the respective individuals. Remaining amounts owed under the retention agreements were terminated in April 2024.
(2)	Represents the grant date fair value computed in accordance with FASB ASC 718. The assumptions used for the option awards are set forth in Note 14 “Equity Based Compensation” of the Notes to the Financial Statements contained in Item 8 of this report.
(3)	The fair value of each restricted stock unit is based on the stock price of the Company’s common stock on the grant date of the award.
(4)	All Other Compensation consists of the following:

			Employer
			Contributions
			to Company	All Other
		Fringe	401(k)	Compensation
Name	Year	Benefits *	Plan	Total
Lawrence D. Firestone	2025	$9,943	$10,500	$20,443
Daniel A. Otto	2025	$24,238	$9,450	$33,688
Jonathan Staffeldt	2025	$9,998	$9,450	$19,448
Robert Manfredonia	2025	$18,827	$6,346	$25,173
Scott Marion	2025	$27,344	$8,250	$35,594

*Includes Company paid premiums for health insurance, dental insurance, vision insurance, group-term life insurance, and long and short-term disability insurance. Certain executives had health insurance premiums over $10,000 (Daniel A. Otto - $18,634 and Scott Marions - $18,834).

GRANTS OF PLAN BASED AWARDS DURING 2025

								Grant Date
			Restricted		Stock			Fair Value
			Stock Unit		Option		Exercise	Restricted
			Awards:		Awards:		Price of	Stock Units,
			Number of		Number		Option	Stock Awards
		Date of Board	Shares of		of Shares		Awards	and Option
Name	Grant Date	Action	Stock (#)		(#)		($)	Awards ($) (3)
Lawrence D. Firestone	3/10/2025	3/10/2025	87	(1)	261	(1)	605	$218,234
	11/5/2025	11/5/2025	4,455	(2)	13,365	(2)	19.05	$309,257
Daniel A. Otto	3/10/2025	3/10/2025	49	(1)	146	(1)	605	$121,368
	11/5/2025	11/5/2025	2,477	(2)	7,430	(2)	19.05	$171,911
Jonathan Staffeldt	3/10/2025	3/10/2025	49	(1)	146	(1)	605	$121,368
	11/5/2025	11/5/2025	2,477	(2)	7,430	(2)	19.05	$171,911
Robert Manfredonia	3/10/2025	3/10/2025	43	(1)	127	(1)	605	$105,943
	11/5/2025	11/5/2025	2,162	(2)	6,486	(2)	19.05	$150,081
Scott Marion	3/10/2025	3/10/2025	43	(1)	127	(1)	605	$105,943
	11/5/2025	11/5/2025	2,162	(2)	6,486	(2)	19.05	$150,081

(1)	Represents RSUs and Stock Options which vest in equal increments over three years on March 10, 2026, 2027 and 2028, subject to continued service.
(2)	Represents RSUs and Stock Options which vest in equal increments over three years on November 5, 2026, 2027 and 2028, subject to continued service.
(3)	Represents the grant date fair value computed in accordance with FASB ASC 718. The assumptions used for the option awards are set forth in Note 14 “Equity Based Compensation” of the Notes to the Financial Statements contained in Item 8 of this report. The fair value of each restricted stock unit is based on the stock price of the Company’s common stock on the grant date of the award.

OUTSTANDING EQUITY AWARDS AT FISCAL-YEAR END

	Option awards						Stock awards
							Equity		Equity Incentive
			Equity				Incentive		Plan Awards:
			Incentive				Plan Awards:		Market or
			Plan Awards:				Number of		Payout Value of
	Number of	Number of	Number of				Unearned		Unearned
	Securities	Securities	Securities				Shares,		Shares,
	Underlying	Underlying	Underlying				Restricted Stock		Restricted Stock
	Unexercised	Unexercised	Unexercised				Units or Other		Units or Other
	Options	Options	Unearned		Option	Option	Rights That		Rights That
	Exercisable	Unexercisable	Options		Exercise	Expiration	Have Not Vested		Have Not Vested
Name	(#)	(#)	(#)		Price	Date	(#)		($) (3)
Lawrence D. Firestone	—	—	261	(1)	605	3/8/2035	87	(1)	$1,005
	—	—	13,365	(2)	19.05	11/3/2035	4,455	(2)	$51,455
Daniel A. Otto	—	—	146	(1)	605	3/8/2035	49	(1)	$566
	—	—	7,430	(2)	19.05	11/3/2035	2,477	(2)	$28,609
Jonathan Staffeldt	—	—	146	(1)	605	3/8/2035	49	(1)	$566
	—	—	7,430	(2)	19.05	11/3/2035	2,477	(2)	$28,609
Robert Manfredonia	—	—	127	(1)	605	3/8/2035	43	(1)	$497
	—	—	6,486	(2)	19.05	11/3/2035	2,162	(2)	$24,971
Scott Marion	—	—	127	(1)	605	3/8/2035	43	(1)	$497
	—	—	6,486	(2)	19.05	11/3/2035	2,162	(2)	$24,971

(1)	Represents RSUs and Stock Options which vest in equal annual increments over three years on March 10, 2026, 2027 and 2028, subject to continued service.
(2)	Represents RSUs and Stock Options which vest in equal annual increments over three years on November 5, 2026, 2027 and 2028, subject to continued service.
(3)	The amounts in this column are based on the closing stock price of the Company’s common stock on December 31, 2025. These amounts do not reflect the actual amounts that may be realized.

OPTION EXERCISES AND STOCK VESTED DURING 2025

None of our NEOs had any equity awards that vested during 2025.

Employment Agreements with Named Executive Officers

On November 3, 2025, we entered into employment agreements with each of our NEOs with initial durations indicated in the table below, with automatic one-year renewal periods unless either party provides advance written notice of an intent not to renew. The Employment Agreements specify the titles and provide for base salaries at the current levels indicated in the table below. They also provide that the executive officers will be eligible to participate in annual cash incentive and long-term cash and equity incentive plans and programs, as well as other employee benefit plans, that are generally provided to the Company’s senior executives from time to time.

The Employment Agreements also provide that, upon an involuntary termination of the executive officer’s employment by the Company without Cause (as defined in the Employment Agreements), or upon a resignation for Good Reason (as defined in the Employment Agreements) upon or within 24 months following a Change of Control (as defined in the Company’s 2021 Omnibus Incentive Plan or any successor incentive plan) (the “Change of Control Employment Period”), the executive officer will receive the severance payment indicated in the table below, as well as subsidized COBRA benefits for the continuation period indicated in the table below.

				Severance Payment on	Severance Payment on
				Qualifying Termination	Qualifying Termination
			Current	Not During	During	COBRA
		Initial	Base	Change of Control	Change of Control	Continuation
Executive Officer	Title	Term	Salary	Employment Period	Employment Period	Period
Lawrence D. Firestone	Chief Executive Officer	42 months	$ 425,000	1.5x sum of base salary plus target bonus	2.5x sum of base salary plus greater of target bonus or prior year’s actual bonus	18 months
Daniel A. Otto	Chief Financial Officer	39 months	$ 315,000	1.0x sum of base salary plus target bonus	1.5x sum of base salary plus greater of target bonus or prior year’s actual bonus	12 months
Jonathan Staffeldt	General Counsel	36 months	$ 315,000	1.0x sum of base salary plus target bonus	1.5x sum of base salary plus greater of target bonus or prior year’s actual bonus	12 months
Robert Manfredonia	Executive Vice President Sales and Marketing	36 months	$ 275,000	1.0x sum of base salary plus target bonus	1.5x sum of base salary plus greater of target bonus or prior year’s actual bonus	12 months
Scott Marion	Vice President Manufacturing Operations	39 months	$ 275,000	1.0x sum of base salary plus target bonus	1.5x sum of base salary plus greater of target bonus or prior year’s actual bonus	12 months

“Cause” is defined generally in the Employment Agreements to include (a) a willful act or omission that is a material breach of any material obligation under the Employment Agreement or material written policy or procedure and failure to cure, (b) continued willful failure or refusal to substantially perform duties reasonably required, (c) an act of moral turpitude, dishonesty or fraud by, or criminal conviction (excluding non-felony convictions relating solely to vehicle and traffic offenses), (d) material misappropriation of Company property or (e) other willful misconduct that is materially injurious to the financial condition or business reputation of, or is otherwise materially injurious to, the Company. “Good Reason” is defined generally in the Employment Agreements to include (1) a breach by the Company or successor in the Change of Control of the Employment Agreement, (2) a reduction in base salary, percentage of base salary available as incentive compensation or bonus opportunity or benefits, in each case relative to those most favorable to the in effect at any time during the 180-day period prior to the Change of Control or, to the extent more favorable to the executive officer, those in effect at any time after the Change of Control, (3) the removal of the executive officer from, or failure to reelect or reappoint the executive to, any of the positions held with the Company on the date of the Change of Control or any other positions with the Company to which the executive officer has been elected, appointed or assigned, (4) a material adverse change, without the executive officer’s written consent, in the executive officer’s working conditions or status with the Company relative to the most favorable working conditions or status in effect during the 180-day period prior to the Change of Control or, to the extent more favorable to the executive officer, those in effect at any time after the Change of Control, (5) the relocation by more than 50 miles from the principal place of employment on the date 180 days prior to the Change of Control, (6) a requirement to travel 20% in excess of the average number of days per month the executive officer was required to travel during the 180-day period prior to the Change of Control, or (7) a failure to obtain an agreement from a successor in a Change of Control expressly to assume and agree to perform from and after the date of such assignment all of the terms, conditions and provisions imposed by the Employment Agreement.

Upon a qualifying termination, the executive officers will also receive accrued but unpaid benefits. Equity awards will be treated as provided in the applicable equity incentive plan and award agreements. The Employment Agreements also require the executive officers to comply with certain restrictive covenants.

Compensation on Termination of Employment

The following table illustrates the additional compensation that we estimate would be payable to each of our NEOs on termination of employment under each of the circumstances described above, assuming the termination occurred on December 31, 2025. The amounts shown are estimates and do not necessarily reflect the actual amounts that these individuals would receive on termination of employment.

				Early
				Vesting
				of	Early
			Fringe	Restricted	Vesting
	Salary		Fringe	Stock	of Stock
Name	Multiple	Salary	Benefits (1)	Units (2)	Options (3)	Total
Termination by the Company Without Cause or by the Executive for Good Reason
Lawrence D. Firestone	1.5x	$637,500	$11,877	$52,460	$-	$701,837
Daniel A. Otto	1.0x	$315,000	$21,382	$29,175	$-	$363,557
Jonathan Staffeldt	1.0x	$315,000	$7,918	$29,175	$-	$352,093
Robert Manfredonia	1.0x	$275,000	$16,944	$25,468	$-	$317,412
Scott Marion	1.0x	$275,000	$24,545	$25,468	$-	$325,013
Death or Disability
Lawrence D. Firestone	1.5x	$637,500	$11,877	$52,460	$-	$701,837
Daniel A. Otto	1.0x	$315,000	$21,382	$29,175	$-	$363,557
Jonathan Staffeldt	1.0x	$315,000	$7,918	$29,175	$-	$352,093
Robert Manfredonia	1.0x	$275,000	$16,944	$25,468	$-	$317,412
Scott Marion	1.0x	$275,000	$24,545	$25,468	$-	$325,013
Change of Control with Triggering Event
Lawrence D. Firestone	2.5x	$1,062,500	$11,877	$52,460	$-	$1,126,837
Daniel A. Otto	1.5x	$472,500	$21,382	$29,175	$-	$523,057
Jonathan Staffeldt	1.5x	$472,500	$7,918	$29,175	$-	$509,593
Robert Manfredonia	1.5x	$412,500	$16,944	$25,468	$-	$454,912
Scott Marion	1.5x	$412,500	$24,545	$25,468	$-	$462,513

(1)	Health insurance payments have been estimated based on current rates.
(2)	The dollar amount is calculated based on the closing share price on December 31, 2025.
(3)	As of December 31, 2025, the intrinsic value of the stock options was zero.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 20, 2026, by:

i.	each person who, to our knowledge, owns more than 5% of our common stock;
ii.	each of our current directors and executive officers; and
iii.	all our current directors and executive officers as a group.

Derivative securities exercisable or convertible into shares of our common stock within sixty (60) days of March 20, 2026, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding securities but are not deemed outstanding for computing the percentage of any other person. Beneficial ownership representing less than 1% is denoted with an asterisk (*). The address of named beneficial owners that are officers and/or directors of the Company is: c/o 22nd Century Group, Inc., 321 Farmington Road, Mocksville, North Carolina. 27028. The following table is based upon information supplied by officers and directors, and with respect to 5% or greater stockholders who are not officers or directors, information filed with the SEC.

	Number of
	Shares	Percentage
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned (1)
5% + Beneficial Stockholders:
Anson Funds Management LP (2)	50,881	7.7%

Management and Directors:
Lawrence D. Firestone (3)	31	*
Daniel A. Otto (4)	17	*
Jonathan Staffeldt (4)	17	*
Robert Manfredonia (5)	14	*
Scott Marion (5)	15	*
Andrew Arno (6)	14	*
Lucille S. Salhany (7)	9	*
David Keys (8)	142	*
All directors and executive officers as a group (8 persons) (3) - (8)	259	0.00001%

(1)	Based on 662,023 shares of common stock issued and outstanding as of March 20, 2026.
(2)	Anson Funds Management LP (d/b/a Anson Funds), a Texas limited partnership, Anson Management GP LLC, a Texas limited liability company, Mr. Tony Moore, the principal of Anson Funds Management LP and Anson Management GP LLC, Anson Advisors Inc., an Ontario, Canada corporation, Mr. Amin Nathoo, a director of Anson Advisors Inc., and Mr. Moez Kassam, a director of Anson Advisors Inc.. Ownership relates to a private fund to which Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors (the “Fund”). Anson Funds Management LP and Anson Advisors Inc. serve as co-investment advisors to the Fund and may direct the vote and disposition of the shares of Common Stock held by the Fund. As the general partner of Anson Funds Management LP, Anson Management GP LLC may direct the vote and disposition of the shares of Common Stock held by the Fund. As the principal of Anson Fund Management LP and Anson Management GP LLC, Mr. Moore may direct the vote and disposition of the shares of Common Stock held by the Fund. As directors of Anson Advisors Inc., Mr. Nathoo and Mr. Kassam may each direct the vote and disposition of the shares of Common Stock held by the Fund. Business address is 16000 Dallas Parkway, Suite 800, Dallas, Texas 75248
(3)	Consists of (a) 87 shares of common stock issuable upon exercise of stock options and (b) 4,426 restricted stock units and 13,278 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of March 20, 2026.
(4)	Consists of (a) 49 shares of common stock issuable upon exercise of stock options and (b) 2,461 restricted stock units and 7,381 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of March 20, 2026.

(5)	Consists of (a) 42 shares of common stock issuable upon exercise of stock options and (b) 2,148 restricted stock units and 6,444 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of March 20, 2026.
(6)	Consists of (a) 37 shares of common stock issuable upon exercise of stock options and (b) 1,153 restricted stock units and 3,460 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of March 20, 2026.
(7)	Consists of (a) 22 shares of common stock issuable upon exercise of stock options and (b) 734 restricted stock units and 2,202 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of March 20, 2026.
(8)	Consists of (a) 424 shares of common stock issuable upon exercise of stock options and (b) 839 restricted stock units and 2,516 options to purchase common shares are not included in the number of beneficially owned shares because they do not vest within 60 days of March 20, 2026.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Exchange Act requires our directors, executive officers and stockholders holding more than 10% of our outstanding common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Section 16(a) filers are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file. Based on a review of the ownership reports filed with Securities and Exchange Commission during 2024, we believe that all Section 16(a) filing requirements were met on a timely basis, except for a late Form 3 and 4 filed by David Keys due to delays in obtaining EDGAR filing codes and a late Form 4 filed by Andy Arno.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

Our policy is to enter into transactions with related persons on terms that, on the whole, are no less favorable to us than those available from unaffiliated third parties. Our Board of Directors has adopted written policies and procedures regarding related person transactions. For purposes of these policies and procedures:

●A “related person” means any of our directors, executive officers, nominees for director, holder of 5% or more of our common stock or any of their immediate family members; and
●A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) in which we were or are to be a participant and the amount involved exceeds $120,000 and in which a related person had or will have a direct or indirect material interest.

Each of our executive officers, directors or nominees for director is required to disclose to our Audit Committee certain information relating to related person transactions for review, approval or ratification by our Audit Committee. In making a determination about approval or ratification of a related person transaction, our Audit Committee will consider the information provided regarding the related person transaction and whether consummation of the transaction is believed by the Audit Committee to be in our best interests. Our Audit Committee may take into account the effect of a director’s related person transaction on the director’s status as in independent member of our Board of Directors and eligibility to serve on committees of our Board under SEC rules and the listing standards of the Nasdaq Stock Market. Any related person transaction must be disclosed to our full Board of Directors. Except as set forth below, there were no related party transactions during 2025 and 2024.

Beginning in the fourth quarter of 2024, the Company generated revenue from a related party contract manufacturing customer and during the years ended December 31, 2024 and December 31, 2025, private label cigarette revenue, net and corresponding contract asset from the related party were not material. The arrangement was terminated in April 2025.

Item 14.Principal Accounting Fees and Services.

On August 22, 2025, the Audit Committee of the Board of Directors approved the replacement of Freed Maxick P.C. (“Freed”) as our independent registered public accounting firm, due to the acquisition of certain assets of Freed by Withum Smith+Brown, PC (“Withum”).

The following table shows the fees billed to us for the audits and other services provided by for the fiscal years ended December 31, 2025 and 2024, respectively, by Withum (and prior to the acquisition, Freed).

	2025	2024
Audit fees	$290,883	$299,055
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
	$290,883	$299,055

Audit Fees consist of the aggregate fees billed for professional services rendered for the audit of our consolidated annual financial statements and the quarterly reviews of financial statements and for any other services that are normally provided by our independent registered public accountants in connection with our statutory and regulatory filings or engagements.

All of the services described above were pre-approved by our Audit Committee. The Committee concluded that the provision of these services by Withum would not affect their independence.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 22nd Century Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 22nd Century Group, Inc. and subsidiaries (the “Company”) as of December 31, 2025, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit) and mezzanine equity and cash flows for year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Other Matter

The financial statements of the Company as of and for the year ended December 31, 2024 were audited by Freed Maxick P.C., who joined WithumSmith+Brown, PC on August 1, 2025, and rendered their opinion on such statements on March 20, 2025.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Accounting and Valuation for the Modifications of the August 2025 Series A Convertible Preferred Stock Offering

Critical Audit Matter Description

As discussed in Note 9 of the financial statements, during the year ended December 31, 2025, the Company entered a securities purchase agreement with investors to sell Series A Convertible Preferred Stock and warrants.  Subsequent to the initial sale, the terms of both the Series A Convertible Preferred Stock and warrants were amended. As a result of the amendments, the Company determined that the fair value of the Series A Convertible Preferred Stock and warrants had increased and recorded a deemed dividend of approximately $4.7 million. We identified the evaluation of the Company’s accounting and valuation for modifications of the Series A Convertible Preferred Stock and warrants as a critical audit matter due to the complexity of the calculations required in determining the proper accounting treatment and fair value of the Series A Convertible Preferred Stock and warrants. This led to a high degree of auditor judgement, subjectivity, and effort in performing procedures to evaluate the reasonableness of management’s assumptions and calculations.  Additionally, auditing these elements required the involvement of professionals with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Addressing the critical audit matter involved performing subjective procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements.  The primary procedures we performed included: (i) obtaining and reading relevant amendment agreements for the Series A Convertible Preferred Stock and warrants, (ii) obtaining an understanding and evaluating of the design of controls over the financial reporting and equity transaction cycle, (iii) assessing management’s conclusions of the modifications under the relevant guidance, (iii) testing the accuracy and completeness of the inputs to the external valuation analysis to evaluate whether the conclusions reached were reasonable and consistent with our understanding, (iv) utilizing the knowledge, experience, and expertise of our internal valuation specialists to assess the reasonableness of the methodologies employed to value the fair value of the Series A Preferred Stock and warrants at the amendment date, and (v) assessing the completeness and accuracy of the financial statement disclosures.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2011.

Buffalo, New York

March 26, 2026

PCAOB ID Number 100

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of 22nd Century Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of 22nd Century Group, Inc.  and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, statements of comprehensive loss, changes in shareholders' equity and cash flows for the year ended December 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

Debt related accounting and classification

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

Buffalo, New York
March 20, 2025

22ND CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per-share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$7,149	$4,422
Accounts receivable, net	3,594	1,698
Inventories	4,326	2,015
Insurance recoveries	—	768
GVB promissory note, net	—	500
Prepaid expenses and other current assets	2,562	1,068
Current assets of discontinued operations held for sale	—	1,051
Total current assets	17,631	11,522
Property, plant and equipment, net	2,440	2,773
Operating lease right-of-use assets, net	728	1,639
Intangible assets, net	6,224	5,724
Other assets	—	15
Total assets	$27,023	$21,673

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable-current	$204	$254
Current portion of long-term debt	—	1,500
Operating lease obligations	168	261
Accounts payable	1,000	2,401
Accrued expenses and other current liabilities	836	1,439
Accrued litigation	—	768
Accrued excise taxes and fees	3,343	2,038
Contract liabilities	1,721	20
Current liabilities of discontinued operations held for sale	—	1,281
Total current liabilities	7,272	9,962
Long-term liabilities:
Notes and loans payable	504	—
Operating lease obligations	601	1,437
Long-term debt	—	5,165
Other long-term liabilities	154	1,097
Total liabilities	8,531	17,661
Commitments and contingencies (Note 11)

Mezzanine equity:
Series A convertible preferred shares, $0.00001 par value; 10,000,000 shares authorized, 9,650 shares issued and outstanding at December 31, 2025 and 0 at December 31, 2024, respectively	2,734	—
Total mezzanine equity	2,734	—

Shareholders' equity:
Common stock, $.00001 par value, 500,000,000 shares authorized, 510,384 shares issued and outstanding at December 31, 2025 and 2,285 at December 31, 2024, respectively
Common stock, par value	—	—
Capital in excess of par value	414,683	397,883
Accumulated deficit	(398,925)	(393,871)
Total shareholders' equity	15,758	4,012
Total liabilities, mezzanine equity and shareholders’ equity	$27,023	$21,673

See accompanying notes to consolidated financial statements.

22ND CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (amounts in thousands, except share and per-share data)

	Year Ended
	December 31,
	2025	2024
Revenues, net	$17,587	$24,382
Cost of goods sold	10,186	14,278
Excise taxes and fees on products	10,538	12,504
Gross loss	(3,137)	(2,400)
Operating expenses:
Sales, general and administrative	7,591	10,287
Research and development	688	1,133
Other operating expense, net	150	130
Total operating expenses	8,429	11,550
Operating loss from continuing operations	(11,566)	(13,950)
Other income (expense):
Other income (expense), net	(207)	507
Interest income	83	72
Interest expense	(1,455)	(2,094)
Total other income (expense), net	(1,579)	(1,515)
Loss from continuing operations before income taxes	(13,145)	(15,465)
(Benefit) provision for income taxes	(28)	30
Net loss from continuing operations	$(13,117)	$(15,495)

Discontinued operations:
Income from discontinued operations before income taxes	$8,063	$331
Provision for income taxes	—	—
Income from discontinued operations	$8,063	$331

Net loss	$(5,054)	$(15,164)
Comprehensive loss	$(5,054)	$(15,164)

Net loss	$(5,054)	$(15,164)
Deemed dividends	(4,679)	(10,303)
Net loss available to common shareholders	$(9,733)	$(25,467)

Basic and diluted income (loss) per share:
Basic and diluted loss per common share from continuing operations	$(71.26)	$(27,812.56)
Basic and diluted income per common share from discontinued operations	$43.81	$594.83
Basic and diluted loss per common share from deemed dividends	$(25.42)	$(18,493.32)
Basic and diluted loss per common share	$(52.87)	$(45,711.05)

Weighted average shares outstanding - basic and diluted	184,067	557

See accompanying notes to consolidated financial statements.

22ND CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT) AND MEZZANINE EQUITY
(amounts in thousands, except share amounts)

	Years Ended December 31, 2025 and 2024
	Shareholders' Equity					Mezzanine Equity
	Common	Par Value	Capital in		Shareholders'	Preferred
	Shares	of Common	Excess of	Accumulated	Equity	Shares
	Outstanding*	Shares*	Par Value*	Deficit	(Deficit)	Outstanding	Amount
Balance at January 1, 2024	204	$—	$370,297	$(378,707)	$(8,410)	—	$—
Stock issued in connection with RSU vesting, net of 1 share withheld for taxes	3	—	(1)	—	(1)	—	—
Stock issued in connection with licensing arrangement	9	—	200	—	200	—	—
Stock issued in connection with warrant exercises, net of fees of $261	295	—	3,354	—	3,354	—	—
Stock issued in connection with Reg A Private Placement, net of issuance costs of $332	210	—	5,208	—	5,208	—	—
Stock issued in connection with capital raises, net of issuance costs of $713	1,072	—	9,879	—	9,879	—	—
Stock issued upon conversion of Senior Secured Credit Facility	46	—	3,084	—	3,084	—	—
Stock issued in connection with settled indebtedness	50	—	1,617	—	1,617	—	—
Stock issued for extinguishment of Subordinated Note	25	—	3,864	—	3,864	—	—
Reclass of conversion option	—	—	1	—	1	—	—
Fractional shares issued for reverse stock split	371	—	—	—	—	—	—
Equity-based compensation	—	—	380	—	380	—	—
Net loss	—	—	—	(15,164)	(15,164)	—	—
Balance at December 31, 2024	2,285	$—	$397,883	$(393,871)	$4,012	—	$—
Stock issued in connection with warrant exercises, net of fees of $363	19,973	—	5,075	—	5,075	—	—
Stock issued from alternative cashless warrant exercises	447,555	—	—	—	—	—	—
Stock issued in connection with the issuance of Series A Convertible Preferred Stock, net of fees of $757	—	—	6,876	—	6,876	10,650	3,017
Stock issued upon conversion of preferred stock	30,443	—	283	—	283	(1,000)	(283)
Stock issued upon conversion of Senior Secured Credit Facility	1,504	—	3,132	—	3,132	—	—
Conversion option remeasurement	—	—	283	—	283	—	—
Stock issued in connection with licensing arrangement	139	—	230	—	230	—	—
Stock issued in connection with settled indebtedness	744	—	500	—	500	—	—
Fractional shares issued for reverse stock split	7,741	—	—	—	—	—	—
Equity-based compensation	—	—	421	—	421	—	—
Net loss	—	—	—	(5,054)	(5,054)	—	—
Balance at December 31, 2025	510,384	$—	$414,683	$(398,925)	$15,758	9,650	$2,734

*Giving retroactive effect to the 1-for-16 reverse stock split on April 2, 2024, 1-for-135 reverse stock split on December 17, 2024, 1-for-23 reverse stock split on June 20, 2025 and 1-for-15 on January 26, 2026.

See accompanying notes to consolidated financial statements.

22ND CENTURY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,054)	$(15,164)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets - held for sale	293	—
Impairment of long-lived assets	150	68
Amortization and depreciation	912	1,003
Amortization of right-of-use assets	245	255
Other non-cash gains	(32)	(947)
Provision for credit losses	388	1
(Gain) loss on sale or disposal of property, plant, and equipment	(12)	127
Debt related charges included in interest expense	1,586	2,174
Equity-based compensation	421	380
Change in fair value of warrant liabilities	207	(492)
Change in fair value of derivative liability	—	(556)
Deferred income taxes	7	8
Change in inventory reserves	(261)	(4,374)
Changes in operating assets and liabilities:
Accounts receivable	(1,883)	(30)
Inventories	(2,050)	6,705
Prepaid expenses and other assets	(1,350)	159
Accounts payable	(2,656)	(1,169)
Accrued expenses and other current liabilities	(253)	(2,564)
Accrued excise taxes and fees	1,305	(196)
Contract liabilities	1,701	(714)
Other liabilities	(1,387)	981
Net cash used in operating activities	(7,723)	(14,345)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(814)	(20)
Acquisition of property, plant and equipment	(61)	(141)
Proceeds from the sale of property, plant and equipment	770	22
Issuance of 2025 GVB promissory note	(500)	—
Payments received from 2025 GVB promissory note	100	—
Net cash used in investing activities	(505)	(139)
Cash flows from financing activities:
Payments on notes payable	(1,202)	(1,546)
Proceeds from issuance of notes payable	1,655	1,256
Payments of penalties from long-term debt	(28)	—
Payments of long-term debt	(4,308)	(1,302)
Net proceeds from warrant exercise	5,075	3,354
Net proceeds from Series A convertible preferred stock	9,893	—
Payments of deferred offering costs	(130)	—
Proceeds from issuance of common stock	—	16,132
Payment of common stock issuance costs	—	(1,045)
Taxes paid related to net share settlement of RSUs	—	(1)
Net cash provided by financing activities	10,955	16,848
Net increase in cash and cash equivalents	2,727	2,364
Cash and cash equivalents - beginning of year	4,422	2,058
Cash and cash equivalents - end of year	$7,149	$4,422

Supplemental disclosures of cash flow information:
Net cash paid for:
Cash paid during the period for interest	$241	$722
Cash (received) paid during the period for income taxes	$(35)	$22
Non-cash transactions:
Capital expenditures incurred but not yet paid	$45	$43
Deemed dividends	$4,679	$10,303
Stock issued in connection with settled indebtedness	$500	$1,617
Non-cash licensing arrangement	$309	$250
Right-of-use assets and corresponding operating lease obligations	$(666)	$—
Stock issued for extinguishment of Subordinated Note	$—	$3,864
Payment of 2023 GVB promissory note	$500	$1,500
Payment of debt issuance costs	$—	$603
Equity conversion of Senior Secured Credit Facility	$3,132	$3,084
Conversion option remeasurement	$283	$—

See accompanying notes to consolidated financial statements.

22ND CENTURY GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

Amounts in thousands, except for share and per share data

NOTE 1. – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

22nd Century Group, Inc. (together with its consolidated subsidiaries, “22nd Century Group” or the “Company”) is a Nevada corporation and its common stock is listed on the NASDAQ Capital Market under the symbol “XXII.” 22nd Century Group is a tobacco products company with sales and distribution of the Company’s own proprietary new reduced nicotine tobacco products authorized as Modified Risk Tobacco Products by the FDA. Additionally, the Company provides contract manufacturing services for conventional combustible tobacco products for third-party brands.

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

As a result of the divestiture of GVB, during the fourth quarter of 2023, the Company reorganized its business to become a single reportable segment: tobacco.

The results of operations of the former hemp/cannabis segment are reported as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented and the related assets and liabilities associated with the discontinued operations are classified as held for sale in the Consolidated Balance Sheets as of December 31, 2024. The Consolidated Statements of Cash Flows includes cash flows related to the discontinued operations due to 22nd Century’s (parent) centralized treasury and cash management processes, and, accordingly, cash flow amounts for discontinued operations are disclosed in Note 2 “Discontinued Operations and Divestitures.” All results and information in the Consolidated Financial Statements are presented as continuing operations and exclude the former hemp/cannabis segment unless otherwise noted specifically as discontinued operations.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $7,723 and $14,345 for the years ended December 31, 2025 and 2024, respectively, and an accumulated deficit of $398,925 and $393,871 as of December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company had cash and cash equivalents of $7,149.

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

Reclassifications – The Company has revised the presentation and classification of the following in the Consolidated Balance Sheets to conform to current period presentation as follows:

	Year Ended
	December 31, 2024
	As originally
	reported	Reclass	Revised
Accrued expenses and other current liabilities	$1,021	$418	$1,439
Accrued payroll	$318	$(318)	$—
Contract liabilities	$—	$20	$20
Deferred income	$20	$(20)	$—
Other current liabilities	$100	$(100)	$—

The Company has revised the presentation and classification of the following in the Consolidated Statements of Cash Flows as follows:

	Year Ended
	December 31, 2024
	As originally
	reported	Reclass	Revised
Accrued expenses and other current liabilities	$(475)	$(2,089)	$(2,564)
Accrued payroll	$(565)	$565	$—
Contract liabilities	$—	$(714)	$(714)
Other liabilities	$(1,257)	$2,238	$981

Reverse Stock Split – In order to regain compliance with Nasdaq's continued listing requirements, the Company effected the following reverse stock splits:

		Round up of
Date	Split	fractional shares
April 2, 2024	1-for-16	3
December 17, 2024	1-for-135	368
June 20, 2025	1-for-23	7,741
January 26, 2026	1-for-15	106,960

All share and per share amounts, and exercise prices of stock options, and warrants in the Consolidated Financial Statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock splits.

Preferred Stock Authorized – The Company is authorized to issue “blank check” preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock. See Note 9 “Capital Raises and Warrants for Common Stock” for additional information on the Series A Convertible Preferred Stock issued during the year-ended December 31, 2025.

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

Trade Accounts Receivable and Provision for Current Expected Credit Losses – The Company provides credit, in the normal course of business, to its tobacco customers in the form of trade receivables. Credit is extended based on evaluation of a customer’s financial condition and collateral is not required. The Company maintains a provision for those trade receivables that it does not expect to collect. In accordance with Accounting Standards Codification (“ASC”) Topic 326, the Company accrues its estimated losses from uncollectable accounts receivable to the provision based upon recent historical experience, the length of time the receivable has been outstanding, other specific information as it becomes available, and reasonable and supportable forecasts not already reflected in the historical loss information. Provisions for current expected credit losses are charged to current operating expenses. Actual losses are charged against the provision when incurred. As of December 31, 2025 and 2024, the Company recorded a provision for credit losses against trade accounts receivable of $19 and $9, respectively.

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

Classification	Estimated Useful Lives
Leasehold improvements	Shorter of 15 years or lease term
Manufacturing equipment	5 to 15 years
Laboratory equipment	5 years

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

Intangible Assets – Definite lived intangible assets are recorded at cost and consist primarily of (1) expenditures incurred with third-parties related to the processing of patent claims and trademarks with government authorities, as well as costs to acquire patent rights from third-parties, (2) license fees paid for third-party intellectual property. The amounts capitalized relate to intellectual property that the Company owns or to which it has rights to use. The Company’s capitalized intellectual property costs are amortized using the straight-line method over the remaining statutory life of the patent assets in each of the Company’s patent families, which have estimated expiration dates ranging from 2026 to 2043. Periodic maintenance or renewal fees are expensed as incurred. Annual minimum license royalty fees are charged to expense. License fees paid for third-party intellectual property are amortized on a straight-line basis over the last to expire patents, which have expected expiration dates from 2028 through 2043.

The Company believes that costs associated with becoming a signatory to the master settlement agreement (“MSA”), costs related to the acquisition of a predicate cigarette brand, and tobacco brand related trademarks have indefinite lives. At each reporting period, the Company evaluates whether the nature and use of the asset continue to support the indefinite-lived classification.

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

Any operating lease having a lease term greater than twelve months will be recognized on the Consolidated Balance Sheets as a right-of-use (“ROU”) asset with an associated lease obligation—all other leases are considered short-term in nature and will be expensed on a month-to-month basis. The ROU assets and lease obligations are recognized as of the commencement date at the net present value of the fixed minimum lease payments for the lease term. The lease term is determined based on the contractual conditions, including whether renewal options are reasonably certain to be exercised. The discount rate used is the interest rate implicit in the lease, if available, or the Company’s incremental borrowing rate which is determined using a base line rate plus an applicable spread.

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

Warrants - The Company accounts for common stock warrants as either equity instruments, derivative liabilities, or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”) depending on the specific terms of the warrant agreement. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Deemed dividends associated with down round provisions (commonly referred to as “ratchets”) represent the economic transfer of value to holders of equity-classified freestanding financial instruments when these provisions are triggered. These deemed dividends are presented as a reduction in net income or an increase in net loss available to common shareholders and a corresponding increase to Capital in excess of par value resulting in no change to shareholders’ equity/deficit. See Note 9 “Capital Raises and Warrants for Common Stock.”

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

Gain/Loss on Debt Extinguishment – Gain or loss on debt extinguishment is generally recorded upon an extinguishment of a debt instrument. Gain or loss on extinguishment of debt is calculated as the difference between the reacquisition price and net carrying amount of the debt, which includes unamortized debt issuance costs. Gains and losses on debt extinguishment are included as a component of Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

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

Beginning in the fourth quarter of 2024, the Company generated revenue from a related party contract manufacturing customer and during the years ended December 31, 2025 and 2024, private label cigarette revenue, net and corresponding contract asset from the related party were not material. The arrangement was terminated in April 2025.

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

Income Taxes – The Company recognizes deferred tax assets and liabilities for any basis differences in its assets and liabilities between tax and U.S. GAAP reporting, and for operating loss and credit carryforwards.

As a result of the Company’s history of cumulative net operating losses and the uncertainty of their future utilization, the Company has established a valuation allowance to fully offset its net deferred tax assets associated with definite lived assets as of December 31, 2025, and 2024.

The Company’s federal and state tax returns for the years ended December 31, 2022 through December 31, 2024 are currently open to audit under the statutes of limitations. There are no pending audits as of December 31, 2025.

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

Recent Accounting Pronouncement(s) –

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740)-Improvements to Income Tax Disclosures. The ASU requires additional quantitative and qualitative income tax disclosures to allow readers of the consolidated financial statements to assess how the Company’s operations, related tax risks and tax planning affect its tax rate and prospects for future cash flows. The amendments in ASU 2023-09 were retrospectively adopted by the Company for the fiscal year-ended December 31, 2025. See Note 13 “Income Taxes.”

Accounting Guidance Not Yet Elected or Adopted

In November 2024, the FASB issued an accounting standards update, ASU 2024-03, which requires new tabular disclosures in the notes to consolidated financial statements, disaggregating certain cost and expense categories within relevant captions on the Consolidated Statements of Operations and Comprehensive Loss. The prescribed cost and expense categories requiring disaggregated disclosures include purchases of inventory, employee compensation, depreciation and intangible asset amortization, along with certain other expense disclosures already required by U.S. GAAP that would need to be integrated within the new tabular disaggregated expense disclosures. Additionally, the amendments also require the disclosure of total selling expenses and an entity's definition of those expenses. The amendments in ASU 2024-03 are effective for annual periods beginning after December 15, 2026, which for the Company would be the fiscal year ending December 31, 2027, and for subsequent interim periods. Early adoption is permitted and the amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the impact the new accounting standard will have on its expense disclosures in the notes to the consolidated financial statements.

In July 2025, the FASB issued an accounting standards update, ASU 2025-05, which creates a new optional practical expedient related to the estimation of future expected credit losses on accounts receivable. If elected, this expedient removes the requirement, when estimating expected credit losses, to consider changes in forecasted macroeconomic conditions, such as changes in unemployment rates or gross domestic product growth. Instead, companies electing the expedient may assume that current conditions as of the balance sheet date will not change for the remaining life of the asset. The amendments in ASU 2025-05 are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods, which for the Company would be the fiscal first quarter ending March 31, 2026. Early adoption is permitted and the amendments should be applied on a prospective basis. The Company is currently evaluating the impact the new accounting standard could have on its estimates for future expected credit losses if the Company chooses to elect the optional practical expedient.

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

On December 22, 2023, the Company and the Buyer entered into an Amendment to Equity Purchase Agreement (the “GVB Amendment”) pursuant to which the Company and the Buyer increased the Purchase Price to $3,100 (the “New Purchase Price”) which consisted of (i) a cash payment of $1,100 to the Company’s senior lender, on behalf of and at the direction of the Company and (ii) a 12% secured promissory note issued by the Buyer to the Company’s senior lender, on behalf of and at the direction of the Company, in an aggregate principal amount of $2,000 (the “2023 GVB Note”). The 2023 GVB Note was repaid in full to the senior lender (see Note 12 “Debt”).

The parties previously agreed that the Company would retain any insurance proceeds received in connection with the fire at the Grass Valley manufacturing facility, if any (the “Insurance Proceeds”) and up to the first $2,000 of the Insurance Proceeds would be used to offset the Buyer’s portion of certain shared liabilities. Pursuant to the terms of the GVB Amendment, the Buyer will be entitled to offset its portion of certain shared contingent liabilities up to $1,000; provided that, the Insurance Proceeds exceed $5,000.  The Insurance Proceeds amounted to $9,500 (see Note 11 “Commitments and Contingencies”).

For disposal transactions, a component of an entity that is anticipated to be sold in the future is reported in discontinued operations after it meets the criteria for held-for-sale classification, and if the disposition represents a strategic shift that has (or will have) a major effect on the entity's operations and financial results. The Company evaluated the quantitative and qualitative factors related to the expected sale of the GVB hemp/cannabis business and exit from the hemp/cannabis space, and concluded that it met the held-for-sale criteria and that all other conditions for discontinued operations presentation were met on November 30, 2023. Property, plant and equipment are not depreciated, and intangibles assets are not amortized once classified as held-for-sale.

As a result, the operating results of the hemp/cannabis disposal group have been classified as discontinued operations in the Consolidated Statements of Operations and Comprehensive Loss for all periods presented and the assets and liabilities of the hemp/cannabis disposal group have been classified as assets and liabilities of discontinued operations in the Consolidated Balance Sheets at December 31, 2025 and 2024, respectively.

The assets and liabilities of a discontinued operation held for sale, other than goodwill, are measured at the lower of carrying amount or fair value less cost to sell. Following the provision for impairment charges recorded during the third quarter of 2023, the Company concluded the carrying value of assets and liabilities of the GVB hemp/cannabis business approximated fair value when deemed held for sale based on the purchase price consideration of $3,100.

As of December 31, 2024, all assets and liabilities of the hemp/cannabis disposal group were presented as current in the Consolidated Balance Sheets as management believed the remaining disposal and exit from hemp/cannabis was deemed probable and will occur within one year. On May 6, 2025, the Company closed the sale of the Needle Rock Farms land property and received cash proceeds of $770. Accordingly, there are no remaining assets held for sale on the Consolidated Balance Sheets as of December 31, 2025. The carrying amounts of the hemp/cannabis disposal group assets and liabilities that were classified as assets and liabilities of discontinued operations held for sale were as follows:

	December 31,	December 31,
	2025	2024
Property, plant and equipment, net	$—	$1,051
Current assets of discontinued operations held for sale	$—	$1,051

Accounts payable	$—	$1,210
Accrued expenses	—	71
Current liabilities of discontinued operations held for sale	$—	$1,281

Net liabilities	$—	$(230)

Net income from discontinued operations for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended
	December 31,
	2025	2024
Revenues, net	$—	$—
Cost of goods sold	—	—
Gross loss	—	—
Operating expenses:
Sales, general and administrative	15	(365)
Research and development	(402)	130
Other operating (income), net	(8,048)	(386)
Total operating (income)	(8,435)	(621)
Operating income from discontinued operations	8,435	621
Other income (expense):
Interest expense	(372)	(290)
Total other expense	(372)	(290)
Income from discontinued operations before income taxes	8,063	331
Provision (benefit) for income taxes	—	—
Income from discontinued operations	$8,063	$331

During the years ended December 31, 2025 and 2024, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $526 and $1,561, respectively.

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

The components of discontinued operations “Other operating expenses, net” were as follows:

	Year Ended
	December 31,
	2025	2024
Professional services	$771	$496
(Gain) loss on sale or disposal of property, plant and equipment	(12)	65
Gain on release of lease obligations	—	(947)
Impairment charges related to Needle Rock Farms	293	—
Provision of credit loss for 2025 GVB promissory note	400	—
Dorchester proceeds	(9,500)	—
Other operating expense, net	$(8,048)	$(386)

During the year ended December 31, 2025, Other operating expense, net was comprised of $400 provision for credit loss for the 2025 GVB promissory note (see Note 12 “Debt”), $293 of impairment charges related to the sale of Needle Rock Farms land property, offset by $9,500 gain related to the Dorchester insurance settlement (see Note 11 “Commitments and Contingencies").

Cash flow information from discontinued operations for the years ended December 31, 2025 and 2024 was as follows:

	Year Ended
	December 31,
	2025	2024
Cash provided by (used in) operating activities	$8,508	$(1,459)
Cash provided by investing activities	$370	$22

Depreciation and amortization	$-	$-
Capital expenditures	$-	$-

NOTE 3. – INVENTORIES

Inventories at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Raw materials	$4,213	$1,616
Work in process	—	—
Finished goods	113	399
	$4,326	$2,015

As of December 31, 2025 and 2024, the Company’s proprietary reduced nicotine content tobacco leaf inventory was valued within raw materials at $2,334 and $200, respectively.

NOTE 4. – INTANGIBLE ASSETS, NET

Our intangible assets at December 31, 2025 and 2024 consisted of the following:

	Gross	Accumulated		Net Carrying
December 31, 2025	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,985	$(2,461)	$(111)	$413
License fees	5,331	(2,174)	—	3,157
Total amortizing intangible assets	$8,316	$(4,635)	$(111)	$3,570
Indefinite-lived:
Trademarks				$102
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,654
Total intangible assets, net				$6,224

	Gross	Accumulated		Net Carrying
December 31, 2024	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,948	$(2,268)	$(68)	$612
License fees	4,415	(1,990)	—	2,425
Total amortizing intangible assets	$7,363	$(4,258)	$(68)	$3,037
Indefinite-lived:
Trademarks				$135
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,687
Total intangible assets, net				$5,724

Aggregate intangible asset amortization expense comprises of the following:

	Year Ended
	December 31,
	2025	2024
Cost of goods sold	$10	$10
Research and development	423	408
Total amortization expense	$433	$418

During the years ended December 31, 2025 and 2024, the Company incurred impairment charges of $111 and $68, respectively, related to patents that are no longer being pursued. In addition, the Company disposed of $39 of trademark costs due to change in strategy.

The impairment charges are included in Other operating expenses, net on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Estimated future intangible asset amortization expense based on the carrying value as of December 31, 2025 is as follows:

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$377	$371	$331	$247	$242	$2,002

NOTE 5. – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net at December 31, 2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Leasehold improvements	$238	$238
Manufacturing equipment	7,259	7,114
Laboratory equipment	326	181
	7,823	7,533
Less: accumulated depreciation	(5,383)	(4,760)
Property, plant and equipment, net	$2,440	$2,773

Depreciation expense was $479 and $585 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6. – RIGHT-OF-USE ASSETS, LEASE OBLIGATIONS, AND OTHER LEASES

The Company leases a manufacturing facility in Mocksville, North Carolina.

On January 1, 2023, the Company signed a lease agreement for an inventory storage facility. The lease had an initial monthly base rent of $15 (escalating 3.0% annually after the first year), an initial term of 36 months – with two twenty-four-month optional renewal options at the Company’s discretion. The Company did not renew its extension option and therefore the lease has ended as of December 31, 2025.

On March 31, 2023, the Company extended the lease terms for its manufacturing facility and corporate headquarters in Mocksville, North Carolina. As a result of this lease modification, the Company re-measured the lease liability and adjusted the ROU asset on the modification dates, including reassessment of renewal options.

The following table summarizes the Company’s discount rate and remaining lease terms as of December 31, 2025:

Weighted average remaining lease term in years	3.8
Weighted average discount rate	9.0%

Future minimum lease payments as of December 31, 2025 are as follows:

2026	$231
2027	233
2028	246
2029	205
Total lease payments	915
Less: imputed interest	(146)
Present value of lease liabilities	769
Less: current portion of lease liabilities	(168)
Total long-term lease liabilities	$601

Operating lease costs for the years ended December 31, 2025 and 2024, were $339 and $419, respectively.

Supplemental cash flow information for leases for fiscal years 2025 and 2024 is comprised of the following:

	December 31,	December 31,
	2025	2024
Cash paid for operating leases	$357	$396
ROU assets released under operating leases	$(666)	$—

NOTE 7. – NOTES AND LOANS PAYABLE

The table below outlines our notes payable balances as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Insurance loans payable	$93	$254
NCSU promissory note	615	—
Total notes and loans payable	708	254
Total current notes and loans payable	(204)	(254)
Total long-term notes and loans payable	$504	$—

Insurance loans payable

During the second quarter of 2025, the Company renewed its Director and Officer (“D&O”), property and general liability insurances for a one-year policy premium totaling $1,023. The Company paid $205 as a premium down payment and financed the remaining $818 of policy premiums over nine months at a 6.6% annual percentage rate.

During the second quarter of 2024, the Company renewed its D&O insurance for a one-year policy premium totaling $866. The Company paid $147 as a premium down payment and financed the remaining $719 of policy premiums over ten months at 8.3% annual percentage rate.

NCSU promissory note

On October 31, 2025, the Company entered into a note payable with NCSU in the amount of $632 at 7% simple fee interest rate payable in equal installments over 60 months. The note payable was issued as settlement for all remaining outstanding obligations owed to NCSU related to license fees, annual royalties, and intellectual property and patent maintenance.

Estimated future principal payments to be made under the above notes and loans payable as of December 31, 2025 are as follows:

2026	$204
2027	119
2028	127
2029	137
2030	121
Total	$708

NOTE 8. – FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any nonfinancial assets or liabilities that are measured at fair value on a recurring basis.

The following table presents information about our liabilities measured at fair value at December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value:

	Fair Value
	December 31, 2024
	Level 1	Level 2	Level 3	Total
Liabilities
Omnia 2024 Warrants	$—	$—	$1,023	$1,023
Total liabilities	$—	$—	$1,023	$1,023

Warrants

The following table sets forth a summary of the changes in fair value of the Company’s common stock warrants accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2024	$1,350
Settlement and General Release	(1,350)
Initial measurement (Omnia 2024 warrants)	1,515
Fair value measurement adjustment	(492)
Fair value measurement at December 31, 2024	$1,023
Fair value measurement adjustment	208
Omnia 2024 warrants put option exercise	(1,231)
Fair value measurement at December 31, 2025	$—

The Omnia warrants were measured at December 31, 2024 using a Monte Carlo valuation model with the following assumptions:

	December 31,
	2024
Risk-free interest rate per year	4.3%
Expected volatility per year	119.0%
Expected dividend yield	—%
Contractual expiration	4.3	years
Exercise price	$124,588.13
Stock price	$1,831.95

The warrants are measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that are used in the fair value measurement of the Company’s warrants include the volatility factor, anti-dilution provisions, and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the anti-dilution provision or put option would have resulted in a significantly higher or lower fair value measurement. The Omnia 2023 warrants were extinguished and the Omnia 2024 warrants were issued in April 2024. The put option of the 2024 Omnia Warrants was fully exercised on September 29, 2025, in the amount of $1,231 and paid on October 2, 2025. See Note 12 “Debt” and Note 9 “Capital Raises and Warrants for Common Stock” for further details.

Derivative Liability

The following table sets forth a summary of the changes in fair value of the Company’s derivative related to the bifurcated conversion option on the Senior Secured Credit Facility debentures accounted for as liabilities (Level 3):

Fair value measurement at January 1, 2024	$557
Fair value measurement adjustment	(557)
Fair value measurement at December 31, 2024	$-

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the years ended December 31, 2025 and 2024, the Company did not have any financial assets or liabilities measured at fair value on a nonrecurring basis.

NOTE 9. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following table summarizes the Company’s warrant activity:

Warrants outstanding at January 1, 2024	64
Issued	75,559
Exercised	(968)
Abandoned	(1)
Warrants outstanding at December 31, 2024	74,654
Issued	809,370
Exercised	(239,427)
Anti-dilution adjustment	94,578
Warrants outstanding at December 31, 2025	739,175

The following table summarizes the Company’s outstanding warrants as of December 31, 2025:

	# of warrants outstanding	Weighted average exercise price		Weighted average expiration date
Amended October 2024 PIPE warrants (1)	70,618	$	N/A	July 15, 2030
August 2025 warrants (2)	630,713		$29.55	August 27, 2030
August 2025 Placement Agent warrants (2)	37,844		$32.55	August 27, 2030
	739,175

(1) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants. Additionally, the warrants allow the holder of such warrants to also effect an alternative form of cashless exercise on or after the initial exercise date whereby the aggregate number of shares of common stock issuable in such alternative form of cashless exercise pursuant to any given notice of exercise shall equal the product of (x) the aggregate number of shares of common stock that would be issuable upon exercise of the warrant in accordance with the terms of the warrant if such exercise were by means of a cash exercise rather than a cashless exercise and (y) 2.0 (a “Zero Exercise Price Exercise”). Accordingly, a Zero Exercise Price Exercise for the warrants will result in the issuance of two (2) shares for no additional consideration.

(2) The warrants contain anti-dilution protection provisions relating to subsequent equity sales of shares of the Company’s common stock or common stock equivalents at an effective price per share lower than the then effective exercise price of such warrants.

The incremental value of modifications to financial instruments, such as warrants or convertible preferred stock, is determined based on Monte-Carlo, Binomial Lattice, or Black-Scholes valuation models. Amounts recorded as Deemed dividends in determining Net loss available to common shareholders in the Statements of Operations and Comprehensive Loss are as follows:

	Year Ended
	December 31,
	2025	2024
Total deemed dividends	$4,679	$10,303

August 2025 Series A Convertible Preferred Stock Offering

On August 22, 2025, the Company and certain investors entered into a securities purchase agreement with respect to the offer and sale of $10,650 of shares of Series A Convertible Preferred Stock, stated value $1,000 per share (the “Series A Preferred Stock”), initially convertible into an aggregate of 324,201 shares of the Company’s common stock at an initial conversion price of $32.85 (subject to adjustment in certain circumstances with a floor price of $5.91) and warrants to purchase shares of Common Stock pursuant to a registered direct offering. The Investors purchased $10,650 of shares of Series A convertible preferred stock and warrants. The warrants are immediately exercisable at an exercise price of $1.97 per share of common stock and expire on the date that is five years after issuance. The net proceeds to the Company from the offering was $9,893. In addition, the Company issued placement agent warrants to purchase an aggregate of 37,843 shares of common stock with substantially the same terms as the Warrants, except that the exercise price of the Placement Agent Warrants is $32.55. Following the offering, 1,000 shares of Series A Preferred Stock were converted into 30,443 shares of common stock , with 9,650 shares remaining outstanding.

The shares of Series A Preferred Stock have no voting rights, except to the extent required by the applicable law and certain protective provisions. Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the then holders of the Series A Preferred Stock are entitled to receive out of the assets available for distribution to stockholders of the Company an amount equal to either (i) 100% of the stated value or (ii) the amount the holder would receive if the Series A Preferred Stock had been converted into common stock; in each instance, prior to and in preference to the common stock or any other series of preferred stock. The Series A Preferred Stock is convertible into common stock at any time at the floor conversion price of $5.91. The Series A Preferred Stock is convertible at the then-effective Series A Conversion Price at the option of the holder at any time and from time to time.  If, at any time from and after issuance, (i) the closing price of the common stock equals or exceeds 200% of the then Conversion Price for 10 consecutive trading days and (ii) the daily dollar trading volume for the common stock exceeds $1,000,000 per day during such period, the Company may require the holders to convert the Series A Preferred Stock into Common Stock at the Series A Conversion Price.

On December 17, 2025, the Company entered into an Omnibus Amendment and Waiver (the “Amendment Agreement”) with the holders of the outstanding Series A Preferred Stock to amend Series A Preferred Stock, the warrants  and certain placement agent warrants issued in connection with the August 2025 offering described above.

Pursuant to the Amendment Agreement, the Company and the holders agreed to provide an alternative conversion feature to the Certificate of Designation whereby the Series A Preferred Stock can be converted at a conversion price equal to 85% of the lowest VWAP in any of the twenty trading days preceding the conversion.  Pursuant to the Amendment Agreement, the Company also agreed to provide certain anti-dilution adjustments to the exercise price of the warrants and placement agent warrants to provide protection against future dilutive issuances. See Note 18 “Subsequent Events.”

Following execution of the Amendment Agreement, the Company re-evaluated conclusions on classification and embedded features, resulting in no changes from the date of issuance of the Series A Preferred Stock, as further described below.  The impacts of the Amendment Agreement are accounted for as an extinguishment, as the fair value of the instruments before and after modification increased by greater than 10%, resulting in the incremental value being recorded within Capital in excess of par value as a deemed dividend of $4,679.

Subsequent to December 31, 2025, on March 24, 2026, in connection with an offering of newly issued Series B Convertible Preferred Stock, the Company redeemed all 9,650 shares of Series A Preferred Stock at par.  See Note 18 “Subsequent Events.”

Mezzanine Classification

ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A convertible preferred stock is redeemable at the option of the holder if "shareholder approval" (as defined in the agreements) is not obtained, which is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A convertible preferred stock. The Series A convertible preferred stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the accompanying warrants based on relative fair value, and is presented as such in our Consolidated Balance Sheet as of December 31, 2025. Further, the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A convertible preferred stock require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.

Series A convertible preferred stock transaction activity is summarized in the table below:

	Series A Convertible Preferred Stock Shares	Weighted Average Conversion Price	Common Shares Issued from Conversions
January 1, 2025	—		—
2025 Issuance	10,650		—
2025 Conversions	(1,000)	$ 32.85	30,443
December 31, 2025	9,650		30,443

April 2025 Warrant Inducement and Amendment

On April 29, 2025, the Company commenced a warrant inducement offering with the holders of outstanding warrants to purchase 32,093 shares of common stock (the “Existing Warrants”), which are exercisable for an equal number of shares of common stock at an exercise price of $1,484.25. The Company offered the holders of the Existing Warrants an inducement period whereby the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants, for cash, at a reduced exercise price equal to $272.25. Each holder agreed to exercise 60% of their Existing Warrants immediately (the “Initial Exercise”) and will exercise the remaining 40% within 30 calendar days following the Effectiveness Date (as defined in the agreements), provided that the Company’s stock price at such time equals or exceeds 90% of the Nasdaq Minimum Price on that date (the “Additional Exercise”).

The net proceeds to the Company from the Initial Exercise, after deducting placement agent fees and the Company’s offering expenses were $5,075. In connection with the Initial Exercise, the Company issued 19,970 Inducement Warrants. Of the aggregate net proceeds, the Company was obligated under the Debentures of the convertible senior secured credit facility to repay outstanding debt in the amount of $1,017. The Company also measured the fair value of the Existing Warrants before and after the modification to decrease the cash exercise price, and concluded there was no incremental fair value to be recorded as issuance costs due to the alternative cashless exercise features of the warrants.

Additionally, on April 29, 2025, the Company entered into amendments with the holders of the outstanding warrants issued on October 24, 2024, which adjusted the provisions of the warrants regarding recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The anti-dilution adjustment resulted in the issuance of an additional 94,579 October 2024 PIPE Warrants and October 2024 PIPE Placement Agent warrants.

October 2024 PIPE Offering

On October 23, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of prefunded warrants to purchase shares of common stock of the Company and warrants to purchase shares of Common Stock pursuant to a private placement. The investors purchased approximately $3,039 of prefunded warrants and warrants, consisting of prefunded warrants to purchase an aggregate of 609 shares of common stock and warrants to purchase an aggregate of 914 shares of common stock, at a purchase price of $4,992 per prefunded warrant and accompanying warrant. The prefunded warrants are immediately exercisable upon issuance. The Company also issued an aggregate of 49 placement agent warrants.

The net proceeds to the Company from the offering, after deducting placement agent fees and the Company’s offering expenses, are approximately $2,909.

October 2024 Registered Direct Offering

On October 11, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock of the Company pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $2,140 of shares and warrants, consisting of an aggregate of 307 shares of common stock and warrants to purchase 613 shares of common stock, at a purchase price of $6,986.25 per share and accompanying warrant. The Company also issued an aggregate of 19 placement agent warrants.

The net proceeds to the Company from the Offering, after deducting the placement agent fees and the Company’s offering expenses were $2,002.

2024 Warrant Inducement

On September 29, 2024, the Company commenced a warrant inducement offering with the holders of outstanding warrants to purchase 110 shares of common stock, consisting of: (i) common stock purchase warrants to purchase 70 shares of common stock issued on or about November 29, 2023, and (ii) common stock purchase warrants to purchase 40 shares of common stock issued on or about April 9, 2024 ((i) and (ii) collectively, the “2024 Existing Warrants”). The net proceeds to the Company from the 2024 Warrant Inducement, after deducting placement agent fees and the Company’s offering expenses were $1,073. In connection with the 2024 Warrant Inducement, the Company issued 219 new warrants. The Company also issued an aggregate of 7 placement agent warrants.

September 2024 Registered Direct Offering

On September 27, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock of the Company pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $1,175 of shares and warrants, consisting of an aggregate of 111 shares of Common Stock and warrants to purchase 222 shares of common stock, at a purchase price of $30.78 per share and accompanying warrant. The Company also issued an aggregate of 7 placement agent warrants.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s offering expenses were $1,054.

April 2024 Registered Direct Offering

On April 8, 2024, the Company and certain investors entered into a securities purchase agreement relating to the issuance and sale of shares of common stock (or pre-funded warrants in lieu of common stock) pursuant to a registered direct offering and a private placement of warrants to purchase shares of common stock. The investors purchased approximately $4,237 of shares and warrants, consisting of an aggregate of 40 shares of common stock, pre-funded warrants to purchase 3 shares of common stock and warrants to purchase 43 shares of common stock, at a purchase price of $99,670.50 per share and accompanying warrant. The Company also issued an aggregate of 3 placement agent warrants.

The net proceeds to the Company from the Offering, after deducting placement agent fees and the Company’s estimated offering expenses, were approximately $3,913.

Other Equity Financings

Pursuant to a Regulation A offering of Form 1-A, the Company entered into subscription agreements with certain accredited investors and high net worth individuals, pursuant to which the Company issued and sold to the investors 210 shares of its Common Stock, par value $0.0001 per share of the Company at a price of $26,547.75 per share for net proceeds to the Company of $5,208, net of offering costs of $332.

The shares that were offered and sold above or at-the-market under Nasdaq rules and pursuant to the Company’s Form 1-A, initially filed by the Company with the Securities and Exchange Commission under the Securities Act of 1933, as amended, on August 2, 2024 and qualified on August 13, 2024.

Private Placement of Warrants

During the third quarter of 2024, the Company and certain investors entered into warrant purchase agreements related to the private placement of 318 warrants to purchase an equal number of shares of common stock at a purchase price of $0.00001 per warrant.

Other Agreements

During the second quarter of 2024, the Company settled an aggregate of $1,192 of outstanding indebtedness under various commercial agreements for an aggregate of 15 shares of common stock at an effective average price per share of $99,670.50.

During the third quarter of 2024, the Company settled an aggregate of $525 of outstanding indebtedness under various commercial and licensing agreements for an aggregate of 38 shares of common stock at an effective average price per share of $13,810.35.

ATM Offering

On November 4, 2025, the Company established an at-the-market common equity offering program (“ATM Program”), through which it had the ability to offer and sell shares of common stock having an aggregate gross sales price of up to $25,000. The Company will pay a 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold. No proceeds were raised under the ATM Program in the year ended December 31, 2025. See Note 18 “Subsequent Events.”

NOTE 10. – RETIREMENT PLAN

The Company sponsors a defined contribution plan under Internal Revenue Code Section 401(k). The plan covers all employees who meet the minimum eligibility requirements. Under the 401(k) plan eligible employees are allowed to make voluntary deferred salary contribution to the plan, subject to statutory limits. The Company has elected to make Safe Harbor Non-Elective Contributions to the plan for eligible employees in the amount of three percent (3%) of the employee’s compensation. Total employer contributions to the plan for the years ended December 31, 2025 and 2024 amounted to $140 and $152, respectively.

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

			Future Commitments
Commitment	Counter Party	Commitment Type	2026	2027	2028	2029	2030 & After	Total
License Agreement	NCSU	Minimum annual royalty	$50	$100	$100	$125	$3,200	$3,575	(1)
Consulting Agreements	Various	Contract fee	252	42	—	—	—	294	(2)
			$302	$142	$100	$125	$3,200	$3,869

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	As a requirement for a modified risk tobacco product and a condition of the marketing authorization by the FDA, the Company engaged various consultants to conduct post-market studies and research.

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

Shareholder Derivative Cases

On February 6, 2019, a shareholder derivative claim was filed against the Company and certain current and former directors and officer in the United States District Court for the Eastern District of New York (Case No. 1:19 cv 00748) alleging breaches of fiduciary duty and other similar claims . On March 4, 2025, the parties entered into a Stipulation and Agreement of Settlement to fully resolve all claims that was finally approved on July 16, 2025. As part of the settlement, the Company agreed to certain corporate governance reforms as part of the settlement. The settlement also includes an amount of $768 related to plaintiffs’ attorney and legal fees that is fully covered and paid by the Company’s insurance. Accordingly, the Company has released its accrual for litigation settlement and corresponding indemnification receivable on the Consolidated Balance Sheets during 2025.

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

CRP filed a first amended complaint on March 12, 2025, restating the same three counts. The Company filed a Special Motion to Strike the first amended complaint on March 27, 2025. At an April 28, 2025 hearing, the Court granted the Company’s Special Motion to Strike as to Count II and Count III in CRP’s first amended complaint, leaving only Count I. CRP will not have an opportunity to amend its complaint to replead Count II or Count III. On May 15, 2025, the Court also denied an application that had been filed by CRP for a right to attach order and writ of attachment against PTB. Discovery is ongoing. Trial date is set for October 27, 2026.

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

NOTE 12. – DEBT

The Company had a senior secured credit facility (the “Senior Secured Credit Facility”), which consisted of debentures (the “Debenture”) and a subordinated promissory note (the “Subordinated Note”). The Subordinated Note was extinguished in April 2024 and the Senior Secure Credit Facility was repaid in full and terminated in September 2025, each described below.

Debt related to the Senior Secured Credit Facility as of December 31,  2025 and 2024 consisted of the following:

	December 31,	December 31,
	2025	2024
Senior Secured Credit Facility	$—	$7,690
Unamortized discount on loan and deferred debt issuance costs	—	(1,025)
Total debt	$—	$6,665
Current portion of long-term debt	—	(1,500)
Total long-term debt	$—	$5,165

Debentures

On March 3, 2023, the Company entered into a Securities Purchase Agreement with each of the purchasers party thereto (collectively, the “Purchasers”) and JGB Collateral, LLC, as collateral agent for the Purchasers (the “Agent”) which pursuant to the agreement, the Company sold 5% original issuance discount senior secured debentures with an aggregate principal amount of $21,053. The Debentures bear interest at a rate of 7% per annum, payable monthly in arrears as of the last trading day of each month and on the maturity date. The Debentures had a maturity date of March 3, 2026.

In connection with the sale of the Debentures, the Company issued warrants to purchase up to 7 shares of common stock for an exercise price of $950,130 per share (the “JGB Warrants”), which had an initial fair value of $4,475 net of issuance costs of $139. On June 22, 2023, as a result of the June 19, 2023 offering, the Company’s outstanding JGB warrants to purchase up to 7 shares of the Company’s common stock for an exercise price of $950,130 per share were automatically adjusted to be $637,295 exercise price for up to 11 shares of common stock. There were no further anti-dilution adjustments on such warrants.

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

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s outstanding indebtedness to JGB, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the 2023 GVB Promissory Note was initially extended to December 31, 2024, and subsequently to March 31, 2025.  As of March 31, 2025, the 2023 GVB Promissory Note was in default with respect to payment at maturity of the contractual term and accordingly an allowance for credit loss was initially recorded as of March 31, 2025 in the amount of $500.

In connection with the September 18, 2025 full repayment of the debentures (as described below), the Company entered into a new 2025 GVB Promissory Note with GVB in the amount of $500, payable in installments of $100 each on November 1, 2025, January 1, 2026 and February 1, 2026, with the remaining balance of $200 payable over a term of 31 monthly installments thereafter. The Company received the first payment on the 2025 GVB Promissory Note in the amount of $100. As of December 31, 2025, the Company continues to maintain an allowance for credit loss against the 2025 GVB Promissory Note.

As part of the December 2023 Amendment, the Company, the Holders and the Agent also agreed to amend the Debentures to (i) allow the Holders to voluntarily convert the Debentures, in whole or in part, into shares of the Company’s common stock (“Voluntary Conversion Option”) on the earlier of (i) June 30, 2024 and (ii) the public announcement of a Fundamental Transaction at a conversion price equal to the lower of (x) $46,575.00 per share (reverse split adjusted) and (y) the closing sale price of the Company’s common stock on June 29, 2024 (the “Conversion Price”), and (ii) include a mandatory prepayment of the outstanding principal of the Debentures in an amount equal to 20% of the net cash proceeds of any issuance by the Company of any of its stock, or other Equity Interests (as defined in the Debentures) or the incurrence or issuance of any indebtedness. During the second quarter of 2025, the Company made principal payments in the amount of $1,017 as 20% of the net cash proceeds of the issuance of common stock (see Note 9 “Capital Raises and Warrants for Common Stock”).

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

On January 13, 2025, the Board of Directors approved the reset of the Conversion Price to $2,083.8 per share. The change in conversion price resulted in an increase in fair value to the embedded conversion option, resulting in an increase in debt discount of $283 and a corresponding increase in capital in excess of par value. The Holders exercised conversion notices in the amount of $3,132 in January 2025 and the Company issued 1,504 shares of common stock.

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

On September 18, 2025, the Company repaid in full all outstanding obligations under, and terminated, the Senior Secured Credit Facility, the Debentures, and the related security and collateral documents. In connection with the payoff and termination, the Company paid the outstanding principal, accrued and unpaid interest, and all other amounts then due and payable, totaling $3,790 in aggregate principal payments made between August 29, 2025 and September 18, 2025, from the proceeds of the August 2025 Series A convertible preferred stock offering (see Note 9 “Capital Raises and Warrants for Common Stock”). All liens and security interests securing the Debentures and related obligations were released. The Company also paid a prepayment penalty of $28 and recorded extinguishment charges of $416.

In accordance with ASC 470-60, Troubled Debt Restructurings by Debtors, and ASC 470-50, Debt Modifications and Extinguishment, the Company performed an assessment of whether the related transaction was deemed to be a troubled debt restructuring, and if no, whether the transaction was deemed modification of existing debt, or an extinguishment of existing debt and new debt.

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

On April 29, 2024, the Company entered into a General Release and Settlement Agreement (the “Omnia Agreement”) with Omnia Capital LP (“Omnia”). The Omnia Agreement settled and extinguished all outstanding debt and interest owed to Omnia under the Subordinated Note and the put provision contained in the 2023 Omnia Warrants, amounting to a total of approximately $5,228, for (i) a cash payment of $249; (ii) 371 shares of common stock and 371 immediately exercisable pre-funded warrants to purchase shares of common stock at an exercise price of $0.00001 that are exercisable until May 1, 2029 (at an effective per share price of $6,644) and (iii) 148 immediately exercisable warrants to purchase an equal number of shares of common stock at an exercise price of $6,644 until May 1, 2029 (the “2024 Omnia Warrants”). The 2024 Omnia Warrants contain a put provision that permits the holder to require the Company to redeem the 2024 Omnia Warrants, no earlier than May 1, 2025, for a purchase price equal to $8,306 per warrant, and had an initial fair value of $1,515 (see Note 8 “Fair Value Measurements”). The put option of the 2024 Omnia Warrants was fully exercised on September 29, 2025 in the amount of $1,231 and paid on October 2, 2025.

Subject to limited exceptions, a holder of pre-funded warrants and 2024 Omnia Warrants will not have the right to exercise any portion of its warrants if the holder, together with its affiliates, would beneficially own in excess of 19.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise. As part of the Omnia Agreement, the parties agreed to terminate and cancel the Old Note and the 2023 Omnia Warrants and released all debts, claims or other obligations against each other occurring prior to the date of the Omnia Agreement.  The total cash and non-cash consideration amounted to $5,628, resulting in extinguishment charges of $400 for the year ended December 31, 2024, recorded in Interest expense in the Consolidated Statements of Operations and Comprehensive Loss.

Debt Issuance Costs

The fair values of the warrants at issuance of $5,791, together with the Debentures original issuance discount of $1,053, Debentures exit payment of $1,053, and third-party debt issuance costs of $801, were being amortized using the effective interest method over the term of the respective debt instrument, recorded as Interest expense in the Consolidated Statements of Operations and Comprehensive Loss. The components and activity of unamortized discount and deferred debt issuance costs related to the Senior Secured Credit Facility and Subordinated Note are as follows:

Total
January 1, 2024	$1,453
Amortization during the year	(1,174)
Extinguishment of debt	746
December 31, 2024	1,025
Amortization during the period	(495)
Conversion option remeasurement	283
Amendment fees	250
Extinguishment of debt	(1,063)
December 31, 2025	$-

NOTE 13. – INCOME TAXES

Pre-tax earnings from continuing operations consisted of the following for the years ended December 31:

	2025	2024
Pre-tax income (loss)
U.S.	$(13,145)	$(15,465)
Outside the U.S.	—	—
Total pre-tax (loss) earnings	$(13,145)	$(15,465)

The following is a summary of the components giving rise to the (benefit) provision for income taxes from continuing operations for the years ended December 31:

	2025	2024
Federal provision:
Current provision	$—	$—
Deferred provision	(2,650)	(3,355)
Change in valuation allowance	2,657	3,363
Total federal income tax provision	7	8

State provision:
Current provision	(35)	22
Deferred provision	(325)	97
Change in valuation allowance	325	(97)
Total state income tax (benefit) provision	(35)	22

Foreign provision:
Current provision	—	—
Deferred provision	—	—
Change in valuation allowance	—	—
Total foreign income tax (benefit) provision	—	—

Total income tax (benefit) provision	$(28)	$30

The provision for income tax from continuing operations varies from that which would be expected based on applying the statutory federal rate to pre-tax book loss, including the effect of the change in the U.S. corporate income tax rates, as follows:

	2025		2024
U.S. federal statutory tax rate	$(2,760)	21.0%	$(3,248)	21.0%
State and local income taxes, net of federal income tax effect (a)	(28)	0.2	17	(0.1)
Foreign Tax Effects
Canada	—	—	—	—
Effect of changes in tax laws or rates enacted in current period	—	—	—	—
Effect of cross-border tax laws	—	—	—	—
Tax credits
Research and development credit carryforward	—	—	(230)	1.5
Changes in valuation allowances	2,657	(20.2)	3,363	(21.7)
Nontaxable or nondeductible items
Stock based compensation (b)	12	(0.1)	812	(5.3)
GVB sale adjustments	—	—	(615)	4.0
Other	105	(0.8)	(80)	0.5
Changes in unrecognized tax benefits	—	—	—	—
Other adjustments	(14)	0.1	11	(0.1)
Effective tax rate (benefit) provision	$(28)	0.2%	$30	(0.2)%

(a) State benefits in Texas made up the majority (greater than 50 percent) of the tax effect in this category.
(b) In 2025, incentive stock options not deductible. In 2024, forfeitures of $563, cancellations of $45, and shortfalls of $204.

Individual components of deferred taxes consist of the following as of December 31:

	2025	2024
Deferred tax assets:
Net operating loss carryforward	$62,743	$59,605
Inventory	615	990
Stock-based compensation	89	—
Start-up expenditures	102	124
Research and development credit carryforward	1,654	1,654
Severance liability	—	24
Allowance for credit losses	102	2
Research and development costs	327	1,827
Operating lease obligations	187	400
Capital loss on investment	2,716	2,622
Interest expense limitation	2,775	2,259
Note payable and warrant liability	—	373
Other	141	314
	$71,451	$70,194
Deferred tax liabilities:
Machinery and equipment	(334)	(334)
Patents and trademarks	(124)	(149)
Operating lease right-of-use assets	(177)	(386)
Other intangible assets	(461)	(409)
	(1,096)	(1,278)
Valuation allowance	(70,435)	(68,989)

Net deferred taxes	$(80)	$(73)

The Company has US federal net operating loss (“NOL”) carryforwards of approximately $228,923 as of December 31, 2025 that do not expire. The Company also accumulated US federal NOL carryforward of approximately $46,920 through December 31, 2017 and these NOL carryforwards begins to expire in 2030. In addition to the US federal NOL carryforward, the Company has state NOL carryforwards of approximately $104,844 in various jurisdictions in which it files that will begin to expire in 2031. As of December 31, 2025, the Company has a research and development credit carryforward of approximately $1,654 that begins to expire in 2030. The Company has a capital loss carryover of approximately $11,188 as of December 31, 2025, that begins to expire in 2026. Utilization of these carryforwards may be subject to an annual limitation in the case of equity ownership changes, as defined by law. Due to the uncertainty of the Company’s ability to generate sufficient taxable income in the future, the Company has recorded a valuation allowance to reduce the net deferred tax asset associated with the definite lived assets to zero. These carryforwards are included in the net deferred tax asset that has been fully offset by the valuation allowance. The valuation allowance increased for continuing operations by $2,982 and $3,305 for the years ended December 31, 2025 and 2024, respectively, and changed by ($1,537) and $922 due to tax attributes that were generated as a part of discontinued operations but remain on a prospective basis with continuing operations due to the Company filing a consolidated U.S. federal return for the years ended December 31, 2025 and 2024.

ASC 740 provides guidance on the financial statement recognition and measurement for uncertain income tax positions that are taken or expected to be taken in a company’s income tax return. The Company has evaluated its tax positions and believes there are no uncertain tax positions as of December 31, 2025 and 2024.

The following tax payments and received refunds during the years ended December 31, 2025 and 2024, were as follows:

	2025	2024
U.S. federal	$—	$—

State
Texas	(32)	7
Georgia	(7)	7
Oregon	2	(2)
New York	—	10
California	—	3
North Carolina	—	(4)
Other	2	1
State Subtotal	$(35)	$22

Foreign
Other	—	—

Total cash paid or income taxes (net of refunds)	$(35)	$22

The One Big Beautiful Bill Act ("OBBB") was signed into law on July 4, 2025. The OBBB makes changes to the U.S. corporate income tax, including immediate expensing of domestic research and development costs, with retroactive application beginning January 1, 2025; reinstating the option to claim 100% accelerated depreciation deductions on qualified property, with retroactive application beginning January 20, 2025; permanent reinstatement of the EBITDA-based limitation for the business interest deduction under IRC Section 163(j); and international tax provisions modifying global intangible low-taxed income ("GILTI"), foreign-derived intangible income ("FDII"), and base erosion and anti-abuse tax ("BEAT"). The impact of the OBBB on the Company is accelerating the expensing of the domestic research and development costs.

NOTE 14. – EQUITY-BASED COMPENSATION

Stock Compensation Plan

On May 20, 2021, the shareholders of 22nd Century Group, Inc. (the “Company”) approved the 22nd Century Group, Inc. 2021 Omnibus Incentive Plan (the “2021 Plan”). The 2021 Plan allows for the granting of equity awards to eligible individuals over the life of the 2021 Plan, including any remaining shares under the Company’s 2014 Omnibus Incentive Plan pursuant to awards under the 2021 Plan. The 2021 Plan has a term of ten years and is administered by the Compensation Committee of the Company’s Board of Directors to determine the various types of incentive awards that may be granted to recipients under the 2021 Plan and the number of shares of common stock to underlie each such award under the 2021 Plan. As of December 31, 2025, the Company had available 3,772,848 shares remaining for future awards under the 2021 Plan.

Compensation Expense

The Company recognized the following compensation costs, net of actual forfeitures, related to RSUs and stock options:

	Year Ended
	December 31,
	2025	2024
Sales, general, and administrative	$370	$337
Cost of goods sold	23	—
Research and development	28	43
Total equity-based compensation	$421	$380

On December 31, 2024, the Company canceled all remaining unvested awards at that time which resulted in accelerated compensation expense of $117. During the years ended December 31, 2025 and 2024, equity-based compensation expense reversals due to employee termination forfeitures amounted to $17 and $99, respectively.

Restricted Stock Units (“RSUs”). We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2024 through December 31, 2025.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at December 31, 2024	—	$—
Granted	24,365	31.92
Forfeited	(31)	693.45
Unvested at December 31, 2025	24,334	$31.12

The fair value of RSUs related to employee grants that vested during the year ended December 31, 2024, was $9, based on the stock price at the time of vesting. During the year ended December 31, 2024, there were 121 shares granted and immediately vested during the period for settled indebtedness for consulting and other services provided; in which the fair value at the time of vesting amounted to $125.

As of December 31, 2025, unrecognized compensation expense for new granted RSUs amounted to $642 which is expected to be recognized over a weighted average period of approximately 2.6 years.

Stock Options. Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. A summary of all stock option activity from January 1, 2024 to December 31, 2025 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at December 31, 2024	—	$—
Granted	73,062	31.91
Forfeited	(89)	693.45
Outstanding at December 31, 2025	72,973	$31.12	9.8	years	$—
Exercisable at December 31, 2025	—	$—	—	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of December 31, 2025, unrecognized compensation expense for new granted stock options amounted to $1,696, which is expected to be recognized over a weighted average period of approximately 2.6 years.

The weighted average of fair value assumptions used in the Black-Scholes option-pricing model for such grants were as follows:

	2025
Grant date fair value	$28.14
Risk-free interest rate (1)	3.88%
Expected dividend yield (2)	—%
Expected volatility (3)	119.71%
Expected term of stock options (4)	6.25	years

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

NOTE 15. – EARNINGS (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2025 and 2024, respectively:

	Year Ended
	December 31,
	2025	2024

	(in thousands, except for per-share data)
Net loss from continuing operations	$(13,117)	$(15,495)
Net income from discontinued operations	8,063	331
Net loss	(5,054)	(15,164)
Deemed dividends	(4,679)	(10,303)
Net loss available to common shareholders	$(9,733)	$(25,467)

Weighted average common shares outstanding - basic and diluted	184,067	557

Basic and diluted loss per common share from continuing operations	$(71.26)	$(27,812.56)
Basic and diluted income per common share from discontinued operations	43.81	594.83
Basic and diluted loss per common share from deemed dividends	(25.42)	(18,493.32)
Basic and diluted loss per common share	$(52.87)	$(45,711.05)

Anti-dilutive shares are as follows as of December 31:
Warrants (excluding pre-funded)	739,175	74,628
Options	72,973	—
Restricted stock units	24,334	—
	836,482	74,628

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units to customers and is recognized net of cash discounts, sales returns and allowances. There was no allowance for discounts or returns and allowances at December 31, 2025 and 2024. Consideration payable to the customer for royalties is recorded as an offset of the transaction price with a corresponding contract liability.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from Tobacco products transferred to customers over time represented 99% and 54%, for the years ended December 31, 2025 and 2024, respectively.

The following table presents net revenue by product line:

	Year Ended
	December 31,
	2025	2024
Contract manufacturing
Cigarettes	$12,897	$14,219
Filtered cigars	4,110	9,427
Other tobacco products	442	756
Total contract manufacturing	17,449	24,402
VLN®	138	(20)
Total product line revenues	$17,587	$24,382

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Year Ended
	December 31,
	2025	2024
Customer A	60.23%	46.11%
Customer B	14.52%	14.00%
Customer C	10.33%	-
All other customers	14.92%	39.89%

Contract Assets and Liabilities

Unbilled receivables (contract assets) represent revenues recognized for performance obligations that have been satisfied but have not been billed. These receivables are included as Accounts receivable, net on the Consolidated Balance Sheets. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within extended credit terms up to twenty-one (21) days after shipment. Deferred income relates to down payments received from customers in advance of satisfying a performance obligation. This deferred income is included within Contract liabilities on the Consolidated Balance Sheets.

Total contract assets and liabilities are as follows:

	December 31,	December 31,
	2025	2024
Unbilled receivables	$2,930	$1,298
Consideration payable to the customer	(1,388)	—
Deferred income	(333)	(20)
Net contract assets	$1,209	$1,278

During the year ended December 31, 2024, the Company recognized $726 of revenue that was included in the contract liability balance as of December 31, 2023.

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

The following table presents revenues and significant segment expenses from continuing operations for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Consolidated net revenue	$17,587	$24,382
Less:
Cost of goods sold	9,697	13,759
Excise taxes	10,538	12,504
Selling, general and administration	7,591	10,213
Research and development	265	724
Depreciation and amortization	911	1,003
Other segment items (1)	247	(420)
Interest expense	1,455	2,094
Segment net loss from continuing operations	$(13,117)	$(15,495)

(1) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

The Company recognized the following depreciation and amortization costs from continuing operations:

	Year Ended
	December 31,
	2025	2024
Cost of goods sold	$479	$510
Selling, general and administration	—	75
Total depreciation from continuing operations	$479	$585

	Year Ended
	December 31,
	2025	2024
Cost of goods sold	$10	$10
Research and development	423	408
Total amortization from continuing operations	$433	$418

Geographic Area Information

For the years ended December 31, 2025 and 2024, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of December 31, 2025 and 2024, all long-lived assets are physically located or domiciled in the United States.

NOTE 18. – SUBSEQUENT EVENTS

ATM Offering

Subsequent to December 31, 2025, the Company sold 44,381 shares of common stock under the ATM Program for gross proceeds of $200 at a weighted average price of $4.51.

March 2026 Series B Convertible Preferred Stock Offering

On March 20, 2026, the Company and certain investors entered into a securities purchase agreement with respect to the offer and sale of $20,000 of shares of Series B Convertible Preferred Stock, stated value $1,000 per share (the “Series B Preferred Stock”), initially convertible into shares of the Company’s common stock at an initial conversion price of $3.57 (subject to adjustment in certain circumstances with a floor price of $0.714) and, alternatively, at a 15% discount to the lowest daily volume-weighted average price (“VWAP”) during the prior 20 trading days (the “Alternative Conversion Price”) and warrants to purchase shares of Common Stock pursuant to a registered direct offering. The Company has the ability to reset the fixed conversion price (lower), subject to board approval and the floor price. Stockholder approval for the offering was obtained at the February 20, 2026 Special Meeting of the Stockholders.

At the initial closing, the investors purchased $16,000 of shares of Series B convertible preferred stock and warrants. The remaining $4,000 of shares of Series B Preferred Stock and warrants are expected to be purchased at a second closing. The investors may request the second closing at any time until the one-year anniversary of the initial closing date and we may require the second closing at any time until the one-year anniversary of the initial closing date by individual investor once less than 50% of such Investor’s Series B Preferred Stock purchased at the initial closing remains outstanding and certain equity conditions have been satisfied for at least 7 of the prior 10 trading days, including: (1) the Common Stock closes above 2.5 times the floor price and (2) the daily dollar trading volume of the Common Stock exceeds $500. The warrants are immediately exercisable at an exercise price of $3.57 per share of common stock and expire on the date that is five years after issuance. In addition, the Company issued placement agent warrants to purchase an aggregate of 187,816 shares of common stock with substantially the same terms as the Warrants, except that the exercise price of the Placement Agent Warrants is $3.927.

The Company used the net proceeds from the offering to repurchase at par all of the shares of outstanding Series A Convertible Preferred Stock issued in August 2025 in the amount of $9.65 million.  The balance of the net proceeds from the offering was approximately $5,680, after deducting placement agent case fees but before any other offering expenses.

Following the offering, 130 shares of Series B Preferred Stock were converted into 33,929 shares of common stock, with 15,870 Series B Preferred Stock shares remaining outstanding.

Item 15(a)2 Financial Statement Schedules

None

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

44

Exhibit No.	Description

3.1

Amended and Restated Certificate of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2010 filed with the Commission on December 1, 2010).

3.1.1	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on March 4, 2014).

3.1.2	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on December 17, 2024).

3.1.3	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on April 3, 2024).

3.1.4	Amendment to Certificate of Incorporation of the Company (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on December 11, 2023).

3.1.5	Form of Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed June 10, 2025).

3.1.6	Amendment to Certificate of Incorporation of the Company (incorporated by reference to 3.1 to Form 8-K filed with the Commission on January 22, 2026).

3.1.7*	Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock

3.2

Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Commission on January 30, 2014).

3.2.1	Amendment No. 1 to Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K filed with the Commission on April 28, 2015).

4.1*	Description of Securities Registered Pursuant to Section 12

4.2	Form of Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on October 24, 2024).
4.3	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on August 25, 2025).

4.4	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on August 25, 2025)

4.5	Form of Warrant (Incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on March 20, 2026)

4.6	Form of Placement Agent Warrant (Incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K filed with the Commission on March 20, 2026)

10.1††

License Agreement dated March 6, 2009 between North Carolina State University and 22nd Century Limited, LLC (incorporated by reference to Exhibit 10.21 to the Company’s Form S-1 registration statement filed with the Commission on August 26, 2011).

45

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

10.3†	Amended and Restated 2021 Omnibus Incentive Plan (incorporated by reference from Appendix B to the Company’s definitive proxy statement filed June 10, 2025)

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

10.7†	22nd Century Group, Inc. 2014 Omnibus Incentive Plan, as amended and restated (incorporated by reference from Appendix A to the Company’s definitive proxy statement filed on March 22, 2019).

10.8	License Agreement with NCSU dated November 2, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 8, 2023).

10.9*	Master Services Agreement, Addendum #1, #2 and #3 with Smoker Friendly International, LLC dated January 1, 2025.
10.10

Master Services Agreement with Murphy Oil USA, Inc. dated June 23, 2025 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 filed with the Commission on August 14, 2025).

10.11	Form of Omnibus Amendment and Waiver (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 17, 2025).

10.12

Sales Agreement, dated November 4, 2025, by and between 22nd Century Group, Inc. and Needham & Company, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 4, 2025).

10.13†	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on November 4, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Form 10-K filed with the Commission on March 28, 2024)

21.1*	Subsidiaries

23.1*	Consent of WithumSmith+Brown, PC

46

23.2*	Consent of Freed Maxick P.C.

31.1*	Section 302 Certification.

31.2*	Section 302 Certification.

32.1*	Written Statement of Principal Executive Officer and Chief Financial Officer pursuant to 18.U.S.C §1350.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Form 10-K filed with the Commission on March 28, 2024)

101*

Interactive data files formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.

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

22nd CENTURY GROUP, INC.

Date:	March 26, 2026	By:	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 26, 2026	By:	/s/ Daniel Otto
Daniel Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 26, 2026	By:	/s/ Andrew Arno
Andrew Arno Director

nthony
Date:	March 26, 2026	By:	/s/ David Keys
David Keys Director

Date:	March 26, 2026	By:	/s/ Lucille S. Salhany
Lucille S. Salhany Director

48