Form 10-Q
period 2026-03-31
22nd Century Group, Inc.
filed 2026-05-07
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

Yes  ☐ No  ☒

As of May 1, 2026, there were 4,455,649 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months ended March 31, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Statements of Convertible Preferred Stock, Shareholders’ Equity and Mezzanine Equity for the Three Months ended March 31, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months ended March 31, 2026 and 2025 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	33

PART II.	OTHER INFORMATION	34

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Default Upon Senior Securities	34

Item 4.	Mine Safety Disclosures	34

Item 5.	Other Information	34

Item 6.	Exhibits	35

SIGNATURES		36

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$9,545	$7,149
Accounts receivable, net	4,779	3,594
Inventories	4,346	4,326
Prepaid expenses and other current assets	2,400	2,562
Total current assets	21,070	17,631
Property, plant and equipment, net	2,366	2,440
Operating lease right-of-use assets, net	688	728
Intangible assets, net	6,137	6,224
Other assets	49	—
Total assets	$30,310	$27,023

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable-current	$113	$204
Operating lease obligations	172	168
Accounts payable	1,025	1,000
Accrued expenses and other current liabilities	1,135	836
Accrued excise taxes and fees	3,525	3,343
Contract liabilities	1,936	1,721
Total current liabilities	7,906	7,272
Long-term liabilities:
Notes and loans payable	475	504
Operating lease obligations	556	601
Other long-term liabilities	155	154
Total liabilities	9,092	8,531
Commitments and contingencies (Note 12)

Mezzanine equity:
Series A convertible preferred shares, $0.00001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2026 and 9,650 at December 31, 2025, respectively	—	2,734
Total mezzanine equity	—	2,734

Shareholders' equity:
Series B convertible preferred shares, $0.00001 par value; 10,000,000 shares authorized, 15,770 shares issued and outstanding at March 31, 2026 and 0 at December 31, 2025, respectively	—	—
Common stock, $.00001 par value, 500,000,000 shares authorized, 769,788 shares issued and outstanding at March 31, 2026 and 510,384 at December 31, 2025, respectively	—	—
Capital in excess of par value	423,404	414,683
Accumulated deficit	(402,186)	(398,925)
Total shareholders' equity	21,218	15,758
Total liabilities, mezzanine equity and shareholders’ equity	$30,310	$27,023

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues, net	$4,105	$5,956
Cost of goods sold	1,925	2,884
Excise taxes and fees on products	2,816	3,681
Gross loss	(636)	(609)
Operating expenses:
Sales, general and administrative	2,118	1,799
Research and development	285	162
Total operating expenses	2,403	1,961
Operating loss from continuing operations	(3,039)	(2,570)
Other income (expense):
Other expense	—	(162)
Interest income	31	16
Interest expense	(11)	(558)
Total other income (expense), net	20	(704)
Loss from continuing operations before income taxes	(3,019)	(3,274)
(Benefit) provision for income taxes	—	—
Net loss from continuing operations	$(3,019)	$(3,274)

Discontinued operations:
Loss from discontinued operations before income taxes	$(242)	$(1,054)
Provision for income taxes	—	—
Net loss from discontinued operations	$(242)	$(1,054)

Net loss	$(3,261)	$(4,328)
Comprehensive loss	$(3,261)	$(4,328)

Net loss	$(3,261)	$(4,328)
Deemed dividends	(589)	—
Dividend for redemption of Series A Convertible Preferred Stock	(6,916)	—
Net loss available to common shareholders	$(10,766)	$(4,328)

Basic and diluted loss per share:
Basic and diluted loss per common share from continuing operations	$(5.07)	$(634.25)
Basic and diluted loss per common share from discontinued operations	$(0.41)	$(204.18)
Basic and diluted loss available to common shareholders per common share	$(18.08)	$(838.43)

Weighted average shares outstanding - basic and diluted	595,344	5,162

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND

MEZZANINE EQUITY

(Unaudited)

(amounts in thousands, except share data)

	Three Months Ended March 31, 2026
	Shareholders' Equity							Mezzanine Equity
	Convertible				Capital in		Total	Preferred
	Preferred Shares		Common Shares		Excess of	Accumulated	Shareholders’	Shares
	Outstanding	Par Value	Outstanding*	Par Value*	Par Value*	Deficit	Equity	Outstanding	Amount
Balance at January 1, 2026	—	$—	510,384	$—	$414,683	$(398,925)	$15,758	9,650	$2,734
Stock issued in connection with ATM, net of fees of $136	—	—	44,381	—	64	—	64	—	—
Reclassification of 9,650 shares of Mezzanine Equity Series A Convertible Preferred Stock	9,650	—	—	—	2,734	—	2,734	(9,650)	(2,734)
Redemption of Series A Convertible Preferred Stock (see Note 10)	(9,650)	—	—	—	(9,650)	—	(9,650)	—	—
Issuance of Series B Convertible Preferred Stock, net of fees of $725	16,000	—	—	—	15,275	—	15,275	—	—
Stock issued upon conversion of Series B convertible preferred stock-Q1	(230)	—	90,945	—	—	—	—	—	—
Stock issued in connection with marketing arrangement	—	—	16,820	—	60	—	60	—	—
Stock issued in connection with RSU vesting	—	—	298	—	—	—	—	—	—
Equity-based compensation	—	—	—	—	238	—	238	—	—
Fractional shares issued for reverse stock split	—	—	106,960	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,261)	(3,261)	—	—
Balance at March 31, 2026	15,770	$—	769,788	$—	$423,404	$(402,186)	$21,218	—	$—

*Giving retroactive effect to the 1-for-15 on January 26, 2026.

	Three Months Ended March 31, 2025
	Shareholders' Equity							Mezzanine Equity
	Convertible				Capital in		Total	Preferred
	Preferred Shares		Common Shares		Excess of	Accumulated	Shareholders’	Shares
	Outstanding	Par Value*	Outstanding*	Par Value*	Par Value*	Deficit	Equity	Outstanding	Amount
Balance at January 1, 2025	—	$—	2,285	$—	$397,883	$(393,871)	$4,012	—	$—
Stock issued in connection with settled indebtedness	—	—	164	—	270	—	270	—	—
Stock issued in connection with licensing arrangement	—	—	139	—	230	—	230	—	—
Stock issued from alternative cashless warrant exercises	—	—	4,009	—	—	—	—	—	—
Stock issued upon conversion of Senior Secured Credit Facility	—	—	1,504	—	3,132	—	3,132	—	—
Conversion option remeasurement	—	—	—	—	283	—	283	—	—
Equity-based compensation	—	—	—	—	26	—	26	—	—
Net loss	—	—	—	—	—	(4,328)	(4,328)	—	—
Balance at March 31, 2025	—	$—	8,101	$—	$401,824	$(398,199)	$3,625	—	$—

*Giving retroactive effect to the 1-for-23 reverse stock split on June 20, 2025 and 1-for-15 on January 26, 2026.

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,261)	$(4,328)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets	—	293
Amortization and depreciation	206	224
Amortization of right-of-use assets	40	67
Provision for credit losses	5	513
Debt related charges included in interest expense	—	680
Equity-based compensation	238	26
Change in fair value of warrant liabilities	—	162
Change in inventory reserves	15	(28)
Changes in operating assets and liabilities:
Accounts receivable	(1,191)	(2,638)
Inventories	(35)	(512)
Prepaid expenses and other assets	225	(491)
Accounts payable	28	355
Accrued expenses and other current liabilities	307	956
Accrued excise taxes and fees	182	1,811
Contract liabilities	215	59
Other liabilities	(77)	(125)
Net cash used in operating activities	(3,103)	(2,976)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(7)	(49)
Acquisition of property, plant and equipment	(40)	(10)
Net cash used in investing activities	(47)	(59)
Cash flows from financing activities:
Payments on notes payable	(120)	(254)
Proceeds from issuance of common stock related to the ATM	200	—
Payment of common stock issuance costs related to the ATM	(136)	—
Principal payments on finance leases	(4)	—
Redemption of Series A at par value	(9,650)	—
Net proceeds from Series B convertible preferred stock	15,256	—
Net cash provided by (used in) financing activities	5,546	(254)
Net increase (decrease) in cash and cash equivalents	2,396	(3,289)
Cash and cash equivalents - beginning of period	7,149	4,422
Cash and cash equivalents - end of period	$9,545	$1,133

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$—	$445
Deemed dividends	$589	$—
Stock issued in connection with settled indebtedness	$—	$270
Non-cash licensing arrangement	$—	$230
Equity conversion of Senior Secured Credit Facility	$—	$3,132
Conversion option remeasurement	$—	$283
Finance lease assets and lease obligations	$52	$—
Stock issued in connection with marketing arrangement	$60	$—
Equity issuance costs accrued but not yet paid	$19	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The accompanying Condensed Consolidated Financial Statements are presented in accordance with the rules and regulations of the United States ("U.S.") Securities and Exchange Commission ("SEC") and do not include all of the disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”) as contained in the Company’s Annual Report on Form 10-K. Accordingly, these Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

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

Liquidity and Capital Resources – The Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $3,103 and $2,976 for the three months ended March 31, 2026 and 2025, respectively, and an accumulated deficit of $402,186 and $398,925 as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, the Company had cash and cash equivalents of $9,545.

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

Reclassifications – The Company has revised the presentation and classification of the following in the Condensed Consolidated Statements of Cash Flows as follows:

	Three Months Ended
	March 31, 2025
	As originally
	reported	Reclass	Revised
Accrued expenses and other current liabilities	$1,067	$(111)	$956
Accrued payroll	$(111)	$111	$—
Contract liabilities	$—	$59	$59
Other liabilities	$(66)	$(59)	$(125)

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

Mezzanine Equity - Where ordinary or preferred shares are determined to be conditionally redeemable upon the occurrence of certain events that are not solely within the control of the Company, and upon such event, the shares would become redeemable at the option of the holder, such as when the Company has not obtained shareholder approval for certain provisions of the outstanding preferred shares, they are classified as "mezzanine equity" (temporary equity). The purpose of this classification is to convey that such a security may not be permanently part of equity and could result in a demand for cash, securities or other assets of the entity in the future. The Company evaluates whether the contingent redemption provisions are probable of becoming redeemable to determine whether the carrying value of the redeemable convertible preferred shares are required to be remeasured to their respective redemption values. All instruments that are classified as mezzanine equity are evaluated for embedded derivative features by evaluating each feature against the nature of the host instrument (e.g., more equity-like or debt-like). Features identified as freestanding instruments or bifurcated embedded derivatives that are material are recognized separately as a derivative asset or liability in the Condensed Consolidated Financial Statements.

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

Warrants that the Company may be required to redeem through payment of cash or other assets outside its control are classified as liabilities pursuant to ASC 480 and are initially and subsequently measured at their estimated fair values. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of Capital in excess of par value at the time of issuance. For additional discussion on warrants, see Note 5 “Fair Value Measurements” and Note 10 “Capital Raises and Warrants for Common Stock.”

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

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators for continuing operations during the three months ended March 31, 2026 and 2025.

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

Accounting Guidance Not Yet Elected or Adopted

We consider the applicability and impact of all ASUs. If the ASU is not listed above, it was determined that the ASU was either not applicable or would have an immaterial impact on our Condensed Consolidated Financial Statements and related disclosures.

NOTE 2. - DISCONTINUED OPERATIONS AND DIVESTITURES

Net loss from discontinued operations for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
Revenues, net	$—	$—
Cost of goods sold	—	—
Gross loss	—	—
Operating expenses:
Sales, general and administrative	—	8
Research and development	—	(337)
Other operating expense, net	242	1,172
Total operating expenses, net	242	843
Operating expenses from discontinued operations	(242)	(843)
Other expense:
Interest expense	—	(211)
Total other expense	—	(211)
Loss from discontinued operations before income taxes	(242)	(1,054)
Provision (benefit) for income taxes	—	—
Loss from discontinued operations	$(242)	$(1,054)

During the three-month period ended March 31, 2025, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $337.

Effective June 24, 2024, GVB Biopharma (“GVB”), the Company’s former subsidiary, made a scheduled principal and interest payment against the Company’s prior outstanding indebtedness to JGB under the former Senior Secured Credit Facility, reducing the Company’s total outstanding principal indebtedness with JGB by $1,500. The remaining $500 payable by GVB under the 2023 GVB Promissory Note was initially extended to December 31, 2024, and subsequently to March 31, 2025.  As of March 31, 2025, the 2023 GVB Promissory Note was in default with respect to payment at maturity of the contractual term and accordingly an allowance for credit loss was initially recorded as of March 31, 2025 in the amount of $500.

In connection with the September 18, 2025 full repayment of the Senior Secured Credit Facility, the Company entered into a new 2025 GVB Promissory Note with GVB in the amount of $500, payable in installments of $100 each on November 1, 2025, January 1, 2026 and February 1, 2026, with the remaining balance of $200 payable over a term of 31 monthly installments thereafter. The Company received the first payment on the 2025 GVB Promissory Note in the amount of $100. All subsequent scheduled payments remain outstanding, triggering the 2025 GVB Promissory Note default provisions and accrual of penalty interest. As of March 31, 2026, the Company continues to maintain a full allowance for credit loss against the 2025 GVB Promissory Note.

Cash flow information from discontinued operations for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended
	March 31,
	2026	2025
Cash (used in) provided by operating activities	$(242)	$1,185
Cash provided by investing activities	$-	$-

Depreciation and amortization	$-	$-
Capital expenditures	$-	$-

NOTE 3. – INVENTORIES

Inventories at March 31, 2026 and December 31, 2025 consisted of the following:

	March 31,	December 31,
	2026	2025
Raw materials	$4,269	$4,213
Work in process	—	—
Finished goods	77	113
	$4,346	$4,326

As of March 31, 2026 and December 31, 2025, leaf inventory was valued within raw materials at $2,627 and $2,334, respectively.

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at March 31, 2026 and December 31, 2025 consisted of the following:

	Gross	Accumulated	Net Carrying
March 31, 2026	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,146	$(1,745)	$401
License fees	5,331	(2,251)	3,080
Total amortizing intangible assets	$7,477	$(3,996)	$3,481
Indefinite-lived:
Trademarks			$104
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,656
Total intangible assets, net			$6,137

	Gross	Accumulated		Net Carrying
December 31, 2025	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,985	$(2,461)	$(111)	$413
License fees	5,331	(2,174)	—	3,157
Total amortizing intangible assets	$8,316	$(4,635)	$(111)	$3,570
Indefinite-lived:
Trademarks				$102
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,654
Total intangible assets, net				$6,224

During the three months ended March 31, 2026, the Company had disposal costs of $843 related to expired patents that had a net carrying value of $0 at the time of disposal.

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended
	March 31,
	2026	2025
Cost of goods sold	$2	$3
Research and development	91	100
Total amortization expense	$93	$103

Estimated future intangible asset amortization expense based on the carrying value as of March 31, 2026 is as follows:

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$280	$370	$334	$240	$236	$2,021

NOTE 5. - FAIR VALUE MEASUREMENTS

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

Warrants

During 2024, the Company issued the Omnia 2024 warrants to its former subordinated lender in connection with the extinguishment of amounts outstanding under the former Omnia subordinated note. The Omnia 2024 contained a put provision and were previously measured at fair value, resulting in changes in warrant liability fair value being recorded as Other operating expense, net. For the three months ended March 31, 2025, the Company recorded $162 loss on change in fair value of warrant liability. The Omnia 2024 warrants were subsequently exercised on September 29, 2025.

The Omnia 2024 warrants were measured at fair value using certain estimated factors which are classified within Level 3 of the valuation hierarchy. Significant unobservable inputs that were used in the fair value measurement of the Company’s warrants include the volatility factor and contingent put option. Significant increases or decreases in the volatility factor would have resulted in a significantly higher or lower fair value measurement. Additionally, a change in probability regarding the put option would have resulted in a significantly higher or lower fair value measurement.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the three months ended March 31, 2026 and 2025, the Company did not have any financial assets or liabilities measured at fair value on a non-recurring basis.

NOTE 6. – EQUITY-BASED COMPENSATION

The Company maintains certain stock-based compensation plans that were approved by the Company’s shareholders and are administered by the Compensation Committee of the Company’s Board of Directors. The stock-based compensation plans provide for the granting of stock options, time and performance based restricted stock units (“RSUs”), among other awards to employees and non-employee directors. As of March 31, 2026, the Company had available 3,772,848 shares remaining for future awards under its Omnibus Incentive Plan.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to RSUs and stock options:

	Three Months Ended
	March 31,
	2026	2025
Sales, general, and administrative	$213	$24
Cost of goods sold	7	—
Research and development	18	2
Total equity-based compensation	$238	$26

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2026 through March 31, 2026.

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2026	24,334	$31.12
Vested	(298)	367.65
Unvested at March 31, 2026	24,036	$26.93

The fair value of RSUs that vested during the three months ended March 31, 2026 was approximately $1, based on the stock price at the time of vesting. As of March 31, 2026, unrecognized compensation expense for RSUs amounted to $578 which is expected to be recognized over a weighted average period of approximately 2.4 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. The following table summarizes the status and activity of stock options from January 1, 2026 through March 31, 2026.

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2026	72,973	$31.17			$—
Outstanding at March 31, 2026	72,973	$31.17	9.6	years	$—
Exercisable at March 31, 2026	893	$377.09	9.2	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of March 31, 2026, unrecognized compensation expense for stock options amounted to $1,522, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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
(4) The expected term represents the period of time that options granted are expected to be outstanding based on vesting date and contractual term.

NOTE 7. – NOTES AND LOANS PAYABLE

The table below outlines our notes and loans payable balances as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Insurance loans payable	$—	$93
NCSU promissory note	588	615
Total notes and loans payable	588	708
Total current notes and loans payable	(113)	(204)
Total long-term notes and loans payable	$475	$504

NCSU Promissory Note

On October 31, 2025, the Company entered into a note payable with NCSU in the amount of $632 at 7% simple fee interest rate payable in equal installments over 60 months. The note payable was issued as settlement for all remaining outstanding obligations owed to NCSU related to license fees, annual royalties, and intellectual property and patent maintenance.

Estimated future principal payments to be made under the above notes and loans payable as of March 31, 2026 are as follows:

2026	$84
2027	119
2028	127
2029	137
2030	121
Total	$588

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

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured for each customer and is recognized net of cash discounts, rebates, royalties, and sales returns and allowances. There was no allowance for discounts or returns as of March 31, 2026 and December 31, 2025. Consideration payable to the customer for royalties is recorded as an offset of the transaction price with a corresponding contract liability.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from tobacco products transferred to customers over time represented substantially all net revenue for the three months ended March 31, 2026 and 2025.

The following table presents net revenue by product line:

	Three Months Ended
	March 31,
	2026	2025
Contract manufacturing
Cigarettes	$2,846	$5,013
Filtered cigars	873	1,103
Other tobacco products	389	(5)
Total contract manufacturing	4,108	6,111
VLN®	(3)	(155)
Total product line revenues	$4,105	$5,956

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	March 31,
	2026	2025
Customer A	60.12%	76.96%
Customer B	22.71%	-
Customer C	11.90%	-
All other customers	5.27%	23.04%

Contract Assets and Liabilities

Unbilled receivables (contract assets) represent revenues recognized for performance obligations that have been satisfied but have not been billed. These receivables are included as Accounts receivable, net on the Condensed Consolidated Balance Sheets. Customer payment terms vary depending on the terms of each customer contract, but payment is generally due prior to product shipment or within credit terms up to 30 days after shipment. Deferred income relates to down payments received from customers in advance of satisfying a performance obligation and is included as Contract liabilities on the Condensed Consolidated Balance Sheets.

Total contract assets and contract liabilities are as follows:

	March 31,	December 31,
	2026	2025
Unbilled receivables	$3,786	$2,930
Consideration payable to the customer	(1,906)	(1,388)
Deferred income	(30)	(333)
Net contract assets	$1,850	$1,209

During the three months ended March 31, 2026 and 2025, the Company recognized $242 and $0 of revenue that was included in the deferred income contract liability balance as of December 31, 2025 and 2024, respectively.

NOTE 9. - SEGMENT AND GEOGRAPHIC INFORMATION

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

Consolidated net income (loss) from continuing operations, as presented on the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total consolidated assets, excluding assets held for sale, as presented on the Company's Condensed Consolidated Balance Sheets are used to measure the Reporting Segment's assets.

The CODM uses Consolidated net income (loss) from continuing operations to evaluate profitability generated from segment assets in determining the strategic decisions of the Company with respect to utilizing its assets. Consolidated net income (loss) from continuing operations is also used to monitor budget versus actual results.

The following table presents revenues and significant segment expenses from continuing operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Consolidated net revenue	$4,105	$5,956
Less:
Cost of goods sold	1,814	2,761
Excise taxes	2,816	3,681
Selling, general and administration	2,118	1,799
Research and development	190	61
Depreciation and amortization	206	224
Other segment items (1)	(31)	146
Interest expense	11	558
Segment net loss from continuing operations	$(3,019)	$(3,274)

(1) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

The Company recognized the following depreciation and amortization costs from continuing operations:

	Three Months Ended
	March 31,
	2026	2025
Cost of goods sold	$109	$121
Selling, general and administration	—	—
Research and development	4	—
Total depreciation from continuing operations	$113	$121

	Three Months Ended
	March 31,
	2026	2025
Cost of goods sold	$2	$3
Research and development	91	100
Total amortization from continuing operations	$93	$103

Geographic Area Information

For the three months ended March 31, 2026 and 2025, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of March 31, 2026 and December 31, 2025, all long-lived assets are physically located or domiciled in the United States.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following table summarizes the Company’s warrant activity from January 1, 2026 through March 31, 2026:

Warrants outstanding at January 1, 2026	739,175
Issued	4,669,611
Warrants outstanding at March 31, 2026	5,408,786

The following table summarizes the Company’s outstanding warrants as of March 31, 2026:

	# of warrants outstanding	Weighted average exercise price		Weighted average expiration date
Amended October 2024 PIPE warrants (1)	70,618	$	N/A	July 15, 2030
August 2025 warrants (2)	630,713		$3.57	August 27, 2030
August 2025 Placement Agent warrants (2)	37,844		$3.57	August 27, 2030
March 2026 warrants (2)	4,481,795		$3.57	March 24, 2031
March 2026 Placement Agent warrants (2)	187,816		$3.927	March 24, 2031
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

The incremental value of modifications to financial instruments, such as warrants or convertible preferred stock, is determined based on Monte-Carlo and Black-Scholes valuation models. Amounts recorded as Deemed dividends in determining Net loss available to common shareholders in the Condensed Consolidated Statements of Operations and Comprehensive Loss are as follows:

	Three Months Ended
	March 31,
	2026	2025
Total deemed dividends	$589	$-

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

The Company used the net proceeds from the offering to repurchase at par all of the shares of outstanding Series A Convertible Preferred Stock issued in August 2025 in the amount of $9,650.  The balance of the net proceeds from the offering was approximately $5,680, after deducting placement agent case fees but before any other offering expenses.

August 2025 Series A Convertible Preferred Stock Offering

On August 22, 2025, the Company and certain investors entered into a securities purchase agreement with respect to the offer and sale of $10,650 of shares of Series A Convertible Preferred Stock, stated value $1,000 per share (the “Series A Preferred Stock”), initially convertible into an aggregate of 324,201 shares of the Company’s common stock at an initial conversion price of $32.85 (subject to adjustment in certain circumstances with a floor price of $5.91) and warrants to purchase shares of Common Stock pursuant to a registered direct offering. The Investors purchased $10,650 of shares of Series A convertible preferred stock and warrants. The warrants are immediately exercisable at an exercise price of $1.97 per share of common stock and expire on the date that is five years after issuance. The net proceeds to the Company from the offering was $9,893. In addition, the Company issued placement agent warrants to purchase an aggregate of 37,843 shares of common stock with substantially the same terms as the Warrants, except that the exercise price of the Placement Agent Warrants is $32.55. Following the offering, 1,000 shares of Series A Preferred Stock were converted into 30,443 shares of common stock.

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

Following execution of the Amendment Agreement, the Company re-evaluated conclusions on classification and embedded features, resulting in no changes from the date of issuance of the Series A Preferred Stock, as further described below.  The impacts of the Amendment Agreement are accounted for as an extinguishment, as the fair value of the instruments before and after modification increased by greater than 10%, resulting in the incremental value being recorded within Capital in excess of par value as a deemed dividend of $4,679 recorded in the period ended December 31, 2025.

Subsequent to December 31, 2025, stockholder approval for the provisions of the Amendment Agreement was obtained at the February 20, 2026 Special Meeting of the Stockholders.

On March 24, 2026, in connection with an offering of newly issued Series B Convertible Preferred Stock, the Company redeemed all 9,650 shares of Series A Convertible Preferred Stock at par in the amount of $9,650.  The Company evaluated the redemption to determine whether it is treated as an exchange transaction, assessing qualitative factors, to conclude whether the accounting would be a modification or extinguishment.  The Company believes the changes in fixed conversion price and floor price of the Series B Convertible Preferred Stock are so significant that the accounting should be an extinguishment of the Series A Convertible Preferred and issuance of new Series B Convertible Preferred Stock. Therefore, in accordance with ASC 260-10-S99-2, the Company recorded a reduction of Capital in excess of par value of $2,734 to extinguish the carrying value of the Series A Convertible Preferred and a dividend to the holders of the Series A Convertible Preferred shares of $6,916, which is a deduction in net income (loss) to arrive at income (loss) available to common stockholders (see Note 11 “Loss Per Common Share”).

Mezzanine Classification

ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A convertible preferred stock is redeemable at the option of the holder if "shareholder approval" (as defined in the agreements) is not obtained, which is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A convertible preferred stock. The Series A convertible preferred stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the accompanying warrants based on relative fair value, and was previously presented as such in the Condensed Consolidated Balance Sheet. Following stockholder approval at the February 20, 2026 Special Meeting of the Stockholders, the Company reclassified the carrying value of the Series A convertible preferred stock from mezzanine equity to permanent equity in accordance with ASC 480-10-S99-3A.

Further, upon issuance the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A and the newly issued Series B convertible preferred stock that may require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.

Convertible preferred stock transaction activity is summarized in the table below:

	Convertible Preferred Stock Shares	Weighted Average Conversion Price	Common Shares Issued from Conversions
Convertible preferred stock outstanding at January 1, 2026	9,650
Redemption of Series A Convertible Preferred Stock	(9,650)
Issuance of Series B Convertible Preferred Stock	16,000
Conversion of Series B Convertible Preferred Stock	(230)	$2.53	90,945
Convertible preferred stock outstanding at March 31, 2026	15,770

See Note 13 “Subsequent Events” for additional convertible preferred stock activity subsequent to March 31, 2026.

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

ATM Offering

On November 4, 2025, the Company established an at-the-market common equity offering program (“ATM Program”), through which it had the ability to offer and sell shares of common stock having an aggregate gross sales price of up to $25,000, which program was reduced to a maximum of $1,840 on April 10, 2026.. The Company will pay a 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold and incurred initial offering costs of $130, deducted from gross proceeds. The following table shows the number of shares sold under the ATM Program:

Three Months Ended
March 31,
2026
Number of common shares issued	44,381
Weighted average sale price per share	$4.51
Gross proceeds	$200
Net proceeds	$64

NOTE 11. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three months ended March 31, 2026 and 2025, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted earnings per share as the effect was antidilutive to consolidated net loss. 25 pre-funded warrants are included in weighted average common shares outstanding – basic and diluted for purposes of calculating loss per common share for the three months ended March 31, 2025.

	Three Months Ended
	March 31,
	2026	2025

	(in thousands, except for per-share data)
Net loss from continuing operations	$(3,019)	$(3,274)
Net loss from discontinued operations	(242)	(1,054)
Net loss	(3,261)	(4,328)
Deemed dividends	(589)	—
Dividend for redemption of Series A Convertible Preferred Stock	(6,916)	—
Net loss available to common shareholders	$(10,766)	$(4,328)

Weighted average common shares outstanding - basic and diluted	595,344	5,162

Basic and diluted loss per common share from continuing operations	$(5.07)	$(634.25)
Basic and diluted loss per common share from discontinued operations	$(0.41)	$(204.18)
Basic and diluted loss available to common shareholders per common share	$(18.08)	$(838.43)

Anti-dilutive shares are as follows as of March 31:
Warrants (excluding pre-funded)	5,408,786	69,293
Options	72,973	1,395
Restricted stock units	24,036	473
	5,505,795	71,161

NOTE 12. - COMMITMENTS AND CONTINGENCIES

License agreements and consulting agreements – The Company has entered into various consulting and license research agreements with various counter parties in connection with the Company’s business objects. The schedule below summarizes the Company’s commitments, both financial and other, associated with each Agreement. Costs incurred under the license agreements are recorded as an offset to revenue and costs incurred for the consulting agreements are recorded as sales, general and administrative expenses on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

			Future Commitments
Commitment	Counter Party	Commitment Type	2026	2027	2028	2029	2030 & After	Total
License Agreement	NCSU	Minimum annual royalty	$75	$100	$125	$150	$3,050	$3,500	(1)
Testing Services Agreement	NCSU	Contract fee	35	—	—	—	—	35	(2)
Consulting Agreements	Various	Contract fee	189	42	—	—	—	231	(3)
			$299	$142	$125	$150	$3,050	$3,766

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	On January 1, 2026, the Company engaged NCSU to perform field testing of low alkaloid tobacco lines.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.

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

The Company subsequently filed a Motion for Summary Adjudication seeking the dismissal of CRP’s remaining Count I. The Court issued a ruling denying the Company’s motion on March 6, 2026.

The Court also continued the trial date to October 27, 2026. Discovery is ongoing.

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

The Company has moved to dismiss all counts of the complaint directed to the Company and its subsidiaries. In the event the counts are not dismissed, the Company believes it has substantial defenses to the claims and intends to defend itself vigorously. Discovery in ongoing.

NOTE 13. - SUBSEQUENT EVENTS

Series B Convertible Preferred

Subsequent to March 31, 2026, the holders of Series B convertible preferred stock converted 4,895 shares at a weighted average conversion price of $1.38 for 3,544,625 shares of common stock through May 1, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), references to the “Company,” “we,” “us” or “our” refer to the operations of 22nd Century Group, Inc. and its direct and indirect subsidiaries for the periods described herein.

The following MD&A should be read in conjunction with, our audited consolidated financial statements, the accompanying notes and the MD&A included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as well as our Condensed Consolidated Financial Statements and the accompanying notes included in Item 1 of this Form 10-Q. Note references are to the notes to consolidated financial statements included in Item 1 of this Form 10-Q.

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

Financial Overview

●	Net revenues for the first quarter of 2026 were $4,105, a decrease of 31.1% from $5,956 in the prior year period, primarily reflecting shifts in product mix.
o	First quarter 2026 cartons sold of 275 compared to 476 in the comparable prior year period, primarily due to our strategic shift away from high volume and low priced CMO export customers. .
●	Gross loss for the first quarter of 2026 was a loss of $636 compared to a loss of $609 in the prior year period.
●	Total operating expenses for the first quarter of 2026 increased to $2,403 compared to $1,961 in the prior year quarter driven by:
o	Sales, general and administrative expenses increased to $2,118 compared to $1,799 in the prior year period, primarily driven by higher compensation and benefits, other and legal expenses offset by lower strategic consulting and insurance costs.

o	Research development expenses increased to $285, compared to $162 in the prior year period, mainly driven by higher testing costs and compensation and benefits.
●	Operating loss from continuing operations for the first quarter 2026 was $3,039, compared to a loss of $2,570 in the prior year period, primarily as a result of decreased revenue and volume.
●	Net loss from continuing operations in the first quarter of 2026 was $3,019 and basic and diluted loss from continuing operations per common share was $5.07 compared with net loss from continuing operations in the first quarter of 2025 of $3,274, and basic and diluted net loss from continuing operations per common share of $634.25.
●	As of March 31, 2026, the Company had $9,545 in cash and cash equivalents.

Our Financial Results

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

	Three Months Ended
	March 31	March 31	Change
	2026	2025	$	%
Revenues, net	$4,105	$5,956	(1,851)	(31.1)
Cost of goods sold	1,925	2,884	(959)	(33.3)
Excise taxes and fees on products	2,816	3,681	(865)	(23.5)
Gross loss	(636)	(609)	(27)	4.4
Gross loss as a % of revenues, net	(15.5)%	(10.2)%
Operating expenses:
Sales, general and administrative ("SG&A")	2,118	1,799	319	17.7
SG&A as a % of revenues, net	51.6%	30.2%
Research and development ("R&D")	285	162	123	75.9
R&D as a % of revenues, net	7.0%	2.7%
Total operating expenses	2,403	1,961	442	22.5
Operating loss from continuing operations	(3,039)	(2,570)	(469)	18.2
Operating loss as a % of revenues, net	(74.0)%	(43.1)%
Other income (expense):
Other expense	-	(162)	162	(100.0)
Interest income	31	16	15	93.8
Interest expense	(11)	(558)	547	(98.0)
Total other income (expense), net	20	(704)	724	(102.8)
Loss from continuing operations before income taxes	(3,019)	(3,274)	255	(7.8)
(Benefit) provision for income taxes	-	-	-	-
Net loss from continuing operations	(3,019)	(3,274)	255	(7.8)
Net loss as a % of revenues, net	(73.5)%	(55.0)%
Net loss per common share from continuing operations (basic and diluted)	$(5.07)	$(634.25)	629.18	(99.2)

Product line revenue, net

	Three Months Ended
	March 31,
	2026		2025		Change
	$	Cartons	$	Cartons	$	Cartons
Contract manufacturing
Cigarettes	2,846	118	5,013	319	(2,167)	(201)
Filtered cigars	873	113	1,103	159	(230)	(46)
Other tobacco products	389	44	(5)	-	394	44
Total contract manufacturing	4,108	275	6,111	478	(2,003)	(203)
VLN®	(3)	-	(155)	(2)	152	2
Total product line revenues	4,105	275	5,956	476	(1,851)	(200)

For the first quarter and three months ended March 31, 2026, total product line revenues decreased to $4,105 from $5,956, respectively, compared to the prior year period, as follows:

●	For the first quarter of 2026, cigarette volume decreased to 118 cartons due to our strategic shift away from high volume and low priced CMO export customers as compared to the prior year period, which accounted for 252 cartons, and lower on-hand finished good inventory of 48 cartons.

●	For the first quarter of 2026, filtered cigars net revenues decreased to $873 from the prior comparable period, reflecting lower volumes as the Company implemented repricing of customer contracts and shifts its product mix into higher margin branded cigarettes, including natural styles, and VLN® cigarettes.

●	Other tobacco products include new moist snuff sales of $389 in 2026 compared to none in the prior year.

●	VLN® cigarette net revenues reflect minimal VLN® and partner VLN® reorder activity following initial stocking orders in the fourth quarter of 2025, offset by return accruals for product previously sold that will be returned or exchanged.

Gross (loss) profit

	Three Months Ended
	March 31	March 31
	2026	2025
Gross loss	$(636)	$(609)
Percent of Revenues, net	(15.5)%	(10.2)%

Gross loss for the three-month period ended March 31, 2026 remained consistent as compared to the prior year comparable period, benefitting from manufacturing overhead cost savings initiatives implemented by management in 2025, offset by decreased volume as compared to the prior year comparable period.

Sales, general and administrative (“SG&A”) expense

Changes From Prior Year
Three Months Ended
Compensation and benefits (a)	$323
Strategic consulting (b)	(199)
Legal (c)	52
Insurance (d)	(24)
Other expenses (e)	167
Net increase in SG&A expenses	$319

(a) Compensation and benefits expense increased for the three months ended March 31, 2026, compared to the prior year period due to an increase in headcount and equity compensation expenses.

(b) Strategic consulting costs decreased for the three months ended March 31, 2026, compared to the prior year period was due to decreased spending related to investor relations and consulting for post-market studies.

(c) Legal expenses increased for the three months ended March 31, 2026 compared to 2025 mainly due to additional legal spend related to regulatory matters compared to the prior year period.

(d) Insurance costs decreased for the three months ended March 31, 2026 compared to the prior year period due to lower insurance premiums.

(e) Increases in other expenses for the three months ended March 31, 2026, compared to the prior year period were due to increased public company expenses of $124 mainly related to the special shareholder meeting held on February 20, 2026, $36 of facilities expenses due to the movement of inventory into a new storage facility, $42 of other expenses primarily related to state filing fees, and $14 for travel and entertainment expenses. These increases were partially offset by a decrease in technology expenses of $49.

Research and development (“R&D”) expense

Changes From Prior Year
Three Months Ended
Compensation and benefits (a)	$72
Contract, IP and other expenses (b)	51
Net increase in R&D expenses	$123

(a)	Increased compensation and benefits for the first quarter of 2026 are mainly related to an increase in headcount and equity compensation expenses in the current year period compared to the prior year period.
(b)	Increased Contract, IP and other expenses for the three months ended March 31, 2026, compared to the prior year period relate to testing costs for new product development.

Other income (expense)

Changes From Prior Year
Three Months Ended
Other expense (a)	$162
Interest income	15
Interest expense (b)	547
Net decrease in other expense	$724

(a)	Other expense decreased for the three months ended March 31, 2026, compared to the same prior year period, due to a loss resulting from change in fair value of the Omnia 2024 warrant liabilities that did not occur in the current year period.

(b)	Decreases in interest expense was a result of repayment of debt obligations on our balance sheet. For the three months ended March 31, 2026 compared to the prior year period, cash interest decreased $86, non-cash interest amortization decreased $680 due to repayment of the Senior Secured Credit Facility (of these totals, interest that was allocated to discontinued operations decreased by $211), and other interest charges increased by $8.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $3,103 for the three months ended March 31, 2026 and an accumulated deficit of $402,186 as of March 31, 2026. As of March 31, 2026, we had cash and cash equivalents of $9,545 and working capital from continuing operations of $13,164 (compared to working capital from continuing operations of $10,359 at December 31, 2025). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash and cash equivalents and working capital from continuing operations as of March 31, 2026 and December 31, 2025 are set forth below:

	March 31	December 31
	2026	2025
Cash and cash equivalents	$9,545	$7,149
Working capital	$13,164	$10,359

Working Capital

As of March 31, 2026, we had working capital from continuing operations of approximately $13,164 compared to working capital of approximately $10,359 at December 31, 2025, an increase of $2,805. This increase in working capital was primarily due to an increase in net current assets of $3,439 due to proceeds received related to the ATM and Series B convertible preferred stock, offset by an increase in net current liabilities of $634. Cash and cash equivalents increased by $2,396 and the remaining net current assets increased by $1,043. Management continues to take further steps to improve liquidity more. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Three Months Ended
	March 31,		Change
	2026	2025	$
Cash provided by (used in):
Operating activities	$(3,103)	$(2,976)	(127)
Investing activities	(47)	(59)	12
Financing activities	5,546	(254)	5,800
Net change in cash and cash equivalents	$2,396	$(3,289)

Net cash used in operating activities

Cash used in operating activities increased $127 from $2,976 in 2025 to $3,103 in 2026. The primary driver for this change was lower net loss of $1,067, a decrease of $1,433 related to net adjustments to reconcile net loss to cash, and a decrease in cash used for working capital components related to operations in the amount of $239 for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Net cash used in investing activities

Cash used in investing activities amounted to $47 for the three months ended March 31, 2026, as compared to cash used in investing activities of $59 for the three months ended March 31, 2025. The decrease in cash provided by investing activities of $12 was the result of an overall decrease of cash outflows related to the acquisitions of patents, trademarks, licenses and property, plant and equipment.

Net cash provided by (used in) financing activities

During the three months ended March 31, 2026, cash provided by financing activities increased by $5,800 from cash used in financing activities of $254 in the prior year period to cash provided by financing activities of $5,546, resulting from increases in net proceeds from Series B convertible preferred stock issuances of $15,256, net proceeds from issuance of common stock related to the ATM of $64, decreases of cash outflows from payments on notes payable of $134 offset by cash outflows from the redemption of Series A at par value of $9,650 and from principal payments for finance leases of $4.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments with various institutions, accredited investors, high net worth individuals and creditors.

We entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC (the “Sales Agent”) which permits us to sell up to $25,000 of our common stock from time to time at prevailing market prices, which program was reduced to a maximum of $1,840 on April 10, 2026. During the three months ended March 31, 2026, the Company sold 44,381 shares of common stock under the ATM Program for gross proceeds of $200 at a weighted average price of $4.51. The Company paid fees to the Sales Agent in the amount of $6.

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

We used the net proceeds from the offering to repurchase at par all of the shares of outstanding Series A Convertible Preferred Stock issued in August 2025 in the amount of $9,650. The balance of the net proceeds from the offering was approximately $5,680, after deducting placement agent case fees but before any other offering expenses.

As of May 1, 2026, convertible preferred stock transaction activity is summarized in the table below:

	Convertible Preferred Stock Shares	Weighted Average Conversion Price	Common Shares Issued from Conversions
Convertible preferred stock outstanding at January 1, 2026	9,650
Redemption of Series A Convertible Preferred Stock	(9,650)
Issuance of Series B Convertible Preferred Stock	16,000
Conversion of Series B Convertible Preferred Stock	(230)	$2.53	90,945
Convertible preferred stock outstanding at March 31, 2026	15,770
Conversion of Series B Convertible Preferred Stock	(4,895)	$1.38	3,544,625
Convertible preferred stock outstanding at May 1, 2026	10,875

Outstanding Warrants

As of May 1, 2026, we had the following warrants outstanding:

	# of warrants outstanding	Weighted average exercise price	Weighted average expiration date
August 2025 warrants (1)	630,713	$3.57	August 27, 2030
August 2025 Placement Agent warrants (1)	37,844	$3.57	August 27, 2030
March 2026 warrants (1)	4,481,795	$3.57	March 24, 2031
March 2026 Placement Agent warrants (1)	187,816	$3.927	March 24, 2031
	5,338,168

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

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as defined by Item 303(a)(4) of Regulation S-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 26, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2026, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: May 7, 2026	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: May 7, 2026	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)