Form 10-Q
period 2026-06-30
22nd Century Group, Inc.
filed 2026-08-14
CIK 1347858

UNITED STATES

SECURITIES AND EXCHANGE

COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

Yes  ☐ No  ☒

As of August 14, 2026, there were 713,994 shares of common stock issued and outstanding.

22nd CENTURY GROUP, INC.

INDEX

		Page Number
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 (unaudited)	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months ended June 30, 2026 and 2025 (unaudited)	4

	Condensed Consolidated Statements of Convertible Preferred Stock, Shareholders’ Equity and Mezzanine Equity for the Three and Six Months ended June 30, 2026 and 2025 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months ended June 30, 2026 and 2025 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3.	Default Upon Senior Securities	37

Item 4.	Mine Safety Disclosures	37

Item 5.	Other Information	37

Item 6.	Exhibits	38

SIGNATURES		39

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(amounts in thousands, except share and per-share data)

	June 30,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$6,058	$7,149
Accounts receivable, net	3,575	3,594
Inventories	4,536	4,326
Prepaid expenses and other current assets	2,650	2,562
Total current assets	16,819	17,631
Property, plant and equipment, net	2,596	2,440
Operating lease right-of-use assets, net	647	728
Intangible assets, net	6,058	6,224
Other assets	46	—
Total assets	$26,166	$27,023

LIABILITIES, MEZZANINE EQUITY AND SHAREHOLDERS' EQUITY
Current liabilities:
Notes and loans payable-current	$616	$204
Operating lease obligations	176	168
Accounts payable	695	1,000
Accrued expenses and other current liabilities	1,074	836
Accrued excise taxes and fees	2,463	3,343
Contract liabilities	1,430	1,721
Total current liabilities	6,454	7,272
Long-term liabilities:
Notes and loans payable	446	504
Operating lease obligations	511	601
Other long-term liabilities	114	154
Total liabilities	7,525	8,531
Commitments and contingencies (Note 12)

Mezzanine equity:
Series A convertible preferred shares, $0.00001 par value; 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2026 and 9,650 at December 31, 2025, respectively	—	2,734
Total mezzanine equity	—	2,734

Shareholders' equity:
Series B convertible preferred shares, $0.00001 par value; 10,000,000 shares authorized, 8,505 shares issued and outstanding at June 30, 2026 and 0 at December 31, 2025, respectively	—	—
Common stock, $.00001 par value, 500,000,000 shares authorized, 502,839 shares issued and outstanding at June 30, 2026 and 25,709 at December 31, 2025, respectively	—	—
Capital in excess of par value	424,173	414,683
Accumulated deficit	(405,532)	(398,925)
Total shareholders' equity	18,641	15,758
Total liabilities, mezzanine equity and shareholders’ equity	$26,166	$27,023

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(amounts in thousands, except share and per-share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues, net	$2,864	$4,083	$6,970	$10,039
Cost of goods sold	1,621	2,863	3,546	5,747
Excise taxes and fees on products	1,536	1,855	4,351	5,536
Gross loss	(293)	(635)	(927)	(1,244)
Operating expenses:
Sales, general and administrative	2,703	2,119	4,822	3,918
Research and development	295	227	580	390
Total operating expenses	2,998	2,346	5,402	4,308
Operating loss from continuing operations	(3,291)	(2,981)	(6,329)	(5,552)
Other income (expense):
Other expense	—	(12)	—	(174)
Interest income	43	14	74	30
Interest expense	(17)	(351)	(29)	(909)
Total other income (expense), net	26	(349)	45	(1,053)
Loss from continuing operations before income taxes	(3,265)	(3,330)	(6,284)	(6,605)
(Benefit) provision for income taxes	—	(34)	—	(34)
Net loss from continuing operations	$(3,265)	$(3,296)	$(6,284)	$(6,571)

Discontinued operations:
Loss from discontinued operations before income taxes	$(81)	$(111)	$(323)	$(1,164)
Provision for income taxes	—	—	—	—
Net loss from discontinued operations	$(81)	$(111)	$(323)	$(1,164)

Net loss	$(3,346)	$(3,407)	$(6,607)	$(7,735)
Comprehensive loss	$(3,346)	$(3,407)	$(6,607)	$(7,735)

Net loss	$(3,346)	$(3,407)	$(6,607)	$(7,735)
Deemed dividends	(17,545)	—	(18,134)	—
Dividend for redemption of Series A Convertible Preferred Stock	—	—	(6,916)	—
Dividend for redemption of Series B Convertible Preferred Stock	(870)	—	(870)	—
Net loss available to common shareholders	$(21,761)	$(3,407)	$(32,527)	$(7,735)

Basic and diluted loss per share:
Basic and diluted loss per common share from continuing operations	$(15.60)	$(3,279.60)	$(52.33)	$(9,267.98)
Basic and diluted loss per common share from discontinued operations	$(0.39)	$(110.45)	$(2.69)	$(1,641.75)
Basic and diluted loss available to common shareholders per common share	$(104.00)	$(3,390.05)	$(270.84)	$(10,909.73)

Weighted average shares outstanding - basic and diluted	209,241	1,005	120,095	709

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK, SHAREHOLDERS’ EQUITY AND

MEZZANINE EQUITY

(Unaudited)

(amounts in thousands, except share data)

	Six Months Ended June 30, 2026
	Shareholders' Equity							Mezzanine Equity
	Convertible				Capital in		Total	Preferred
	Preferred Shares		Common Shares		Excess of	Accumulated	Shareholders’	Shares
	Outstanding	Par Value	Outstanding*	Par Value	Par Value*	Deficit	Equity	Outstanding	Amount
Balance at January 1, 2026	—	$—	25,709	$—	$414,683	$(398,925)	$15,758	9,650	$2,734
Stock issued in connection with ATM, net of fees of $136	—	—	2,221	—	64	—	64	—	—
Reclassification of 9,650 shares of Mezzanine Equity Series A Convertible Preferred Stock	9,650	—	—	—	2,734	—	2,734	(9,650)	(2,734)
Redemption of Series A Convertible Preferred Stock (see Note 10)	(9,650)	—	—	—	(9,650)	—	(9,650)	—	—
Issuance of Series B Convertible Preferred Stock, net of fees of $725	16,000	—	—	—	15,275	—	15,275	—	—
Stock issued upon conversion of Series B convertible preferred stock	(230)	—	4,552	—	—	—	—	—	—
Stock issued in connection with RSU vesting	—	—	15	—	—	—	—	—	—
Equity-based compensation	—	—	841	—	298	—	298	—	—
Fractional shares issued for reverse stock split	—	—	5,348	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,261)	(3,261)	—	—
Balance at March 31, 2026	15,770	$—	38,686	$—	$423,404	$(402,186)	$21,218	—	$—
Issuance of Series B Convertible Preferred Stock, net of fees of $1	25	—	—	—	24	—	24	—	—
Stock issued upon conversion of Series B convertible preferred stock	(5,280)	—	203,513	—	—	—	—	—	—
Stock issued in connection with warrant exercises, net of fees of $164	—	—	171,205	—	2,309	—	2,309	—	—
Redemption of Series B Convertible Preferred Stock (see Note 10)	(2,010)	—	—	—	(2,010)	—	(2,010)	—	—
Stock issued from alternative cashless warrant exercises	—	—	7,062	—	—	—	—	—	—
Equity-based compensation	—	—	60,000	—	446	—	446	—	—
Fractional shares issued for reverse stock split	—	—	97,503	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,346)	(3,346)	—	—
Shares held in abeyance	—	—	(75,130)	—	—	—	—	—	—
Balance at June 30, 2026	8,505	$—	502,839	—	$424,173	$(405,532)	$18,641	—	$—

*Giving retroactive effect to the 1-for-15 on January 26, 2026 and 1-for-20 on June 12, 2026.

	Six Months Ended June 30, 2025
	Shareholders' Equity							Mezzanine Equity
	Convertible				Capital in		Total	Preferred
	Preferred Shares		Common Shares		Excess of	Accumulated	Shareholders’	Shares
	Outstanding	Par Value	Outstanding*	Par Value	Par Value*	Deficit	Equity	Outstanding	Amount
Balance at January 1, 2025	—	$—	259	$—	$397,883	$(393,871)	$4,012	—	$—
Stock issued in connection with settled indebtedness	—	—	10	—	270	—	270	—	—
Stock issued in connection with licensing arrangement	—	—	7	—	230	—	230	—	—
Stock issued from alternative cashless warrant exercises	—	—	209	—	—	—	—	—	—
Stock issued upon conversion of Senior Secured Credit Facility	—	—	77	—	3,132	—	3,132	—	—
Conversion option remeasurement	—	—	—	—	283	—	283	—	—
Equity-based compensation	—	—	—	—	26	—	26	—	—
Net loss	—	—	—	—	—	(4,328)	(4,328)	—	—
Balance at March 31, 2025	—	$—	562	$—	$401,824	$(398,199)	$3,625	—	$—
Stock issued in connection with warrant exercises, net of fees of $363	—	—	1,002	—	5,075	—	5,075	—	—
Stock issued from alternative cashless warrant exercises	—	—	255	—	—	—	—	—	—
Stock issued in connection with settled indebtedness	—	—	29	—	230	—	230	—	—
Equity-based compensation	—	—	—	—	107	—	107	—	—
Fractional shares issued for reverse stock split	—	—	380	—	—	—	—	—	—
Net loss	—	—	—	—	—	(3,407)	(3,407)	—	—
Shares held in abeyance	—	—	(524)	—	—	—	—	—	—
Balance at June 30, 2025	—	$—	1,704	$—	$407,236	$(401,606)	$5,630	—	$—

*Giving retroactive effect to the 1-for-23 reverse stock split on June 20, 2025, 1-for-15 on January 26, 2026 and 1-for-20 on June 12, 2026.

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(amounts in thousands)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,607)	$(7,735)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of long-lived assets	—	293
Amortization and depreciation	415	459
Amortization of right-of-use assets	81	136
Provision for credit losses	(26)	509
(Gain) loss on sale or disposal of property, plant, and equipment	—	(12)
Debt related charges included in interest expense	—	984
Equity-based compensation	508	133
Change in fair value of warrant liabilities	—	174
Change in inventory reserves	229	(242)
Changes in operating assets and liabilities:
Accounts receivable	19	(1,852)
Inventories	(439)	(246)
Prepaid expenses and other assets	155	(1,674)
Accounts payable	(319)	(266)
Accrued expenses and other current liabilities	217	1,053
Accrued excise taxes and fees	(880)	1,818
Contract liabilities	(291)	240
Other liabilities	(154)	(226)
Net cash used in operating activities	(7,092)	(6,454)
Cash flows from investing activities:
Acquisition of patents, trademarks, and licenses	(11)	(59)
Acquisition of property, plant and equipment	(371)	(39)
Proceeds from the sale of property, plant and equipment	—	770
Payments received from 2025 GVB promissory note	25	—
Net cash (used in) provided by investing activities	(357)	672
Cash flows from financing activities:
Payments on notes payable	(448)	(638)
Proceeds from issuance of common stock related to the ATM	200	—
Payment of common stock issuance costs related to the ATM	(136)	—
Proceeds from issuance of notes payable	802	1,023
Payments of long-term debt	—	(1,017)
Net proceeds from warrant exercise	2,309	5,075
Principal payments on finance leases	(8)	—
Redemption of Series A at par value	(9,650)	—
Redemption of Series B at par value	(2,010)	—
Net proceeds from Series B convertible preferred stock	15,299	—
Net cash provided by financing activities	6,358	4,443
Net decrease in cash and cash equivalents	(1,091)	(1,339)
Cash and cash equivalents - beginning of period	7,149	4,422
Cash and cash equivalents - end of period	$6,058	$3,083

Supplemental disclosures of cash flow information:
Non-cash transactions:
Capital expenditures incurred but not yet paid	$23	$633
Deemed dividends	$18,134	$—
Stock issued in connection with settled indebtedness	$—	$500
Non-cash licensing arrangement	$—	$230
Equity conversion of Senior Secured Credit Facility	$—	$3,132
Conversion option remeasurement	$—	$283
Finance lease assets and lease obligations	$52	$—

See accompanying notes to Condensed Consolidated Financial Statements.

22nd CENTURY GROUP, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to incur additional losses until such time that it can generate significant revenue and profit in its tobacco business. The Company had negative cash flow from operations of $7,092 and $6,454 for the six months ended June 30, 2026 and 2025, respectively, and an accumulated deficit of $405,532 and $398,925 as of June 30, 2026 and December 31, 2025, respectively. As of June 30, 2026, the Company had cash and cash equivalents of $6,058.

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

Reclassifications – The Company has revised the presentation and classification of the following in the Condensed Consolidated Statements of Cash Flows as follows:

	Six Months Ended
	June 30, 2025
	As originally
	reported	Reclass	Revised
Accrued expenses and other current liabilities	$1,056	$(3)	$1,053
Accrued payroll	$(3)	$3	$—
Contract liabilities	$—	$240	$240
Other liabilities	$14	$(240)	$(226)

Reverse Stock Split – In order to regain compliance with Nasdaq's continued listing requirements, the Company effected the following reverse stock splits:

		Round up of
Date	Split	fractional shares
June 20, 2025	1-for-23	380
January 26, 2026	1-for-15	5,348
June 12, 2026	1-for-20	97,503

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

Impairment of Long-Lived Assets - The Company reviews all long-lived assets to be held and used for recoverability, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on the ability to recover the carrying value of the assets from the expected future cash flows (undiscounted and without interest expense) of the related operations. If these cash flows are less than the carrying value of such assets, an impairment loss for the difference between the estimated fair value and carrying value is recorded. The Company determined that there were no impairment indicators for continuing operations during the three and six months ended June 30, 2026 and 2025.

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

NOTE 2. - DISCONTINUED OPERATIONS AND DIVESTITURES

Net loss from discontinued operations for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues, net	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Gross loss	—	—	—	—
Operating expenses:
Sales, general and administrative	—	7	—	14
Research and development	—	(65)	—	(402)
Other operating expense, net	81	137	323	1,308
Total operating expenses, net	81	79	323	920
Operating expenses from discontinued operations	(81)	(79)	(323)	(920)
Other expense:
Interest expense	—	(32)	—	(244)
Total other expense	—	(32)	—	(244)
Loss from discontinued operations before income taxes	(81)	(111)	(323)	(1,164)
Provision (benefit) for income taxes	—	—	—	—
Loss from discontinued operations	$(81)	$(111)	$(323)	$(1,164)

During the three and six month period ended June 30, 2025, the Company settled outstanding obligations which resulted in reversals of previously accrued liabilities of $84 and $421, respectively.

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

In connection with the September 18, 2025 full repayment of the Senior Secured Credit Facility, the Company entered into a new 2025 GVB Promissory Note with GVB in the amount of $500, payable in installments of $100 each on November 1, 2025, January 1, 2026 and February 1, 2026, with the remaining balance of $200 payable over a term of 31 monthly installments thereafter. The Company has received payments totaling $125 on the 2025 GVB Promissory Note through June 30, 2026. All other payments remain outstanding, triggering the 2025 GVB Promissory Note default provisions and accrual of penalty interest. As of June 30, 2026, the Company continues to maintain a full allowance for credit loss against the 2025 GVB Promissory Note.

Cash flow information from discontinued operations for the six months ended June 30, 2026 and 2025 was as follows:

	Six Months Ended
	June 30,
	2026	2025
Cash (used in) provided by operating activities	$(348)	$961
Cash provided by investing activities	$25	$770

Depreciation and amortization	$-	$-
Capital expenditures	$-	$-

NOTE 3. – INVENTORIES

Inventories at June 30, 2026 and December 31, 2025 consisted of the following:

	June 30,	December 31,
	2026	2025
Raw materials	$4,449	$4,213
Work in process	6	—
Finished goods	81	113
	$4,536	$4,326

As of June 30, 2026 and December 31, 2025, leaf inventory was valued within raw materials at $2,725 and $2,334, respectively.

NOTE 4. – INTANGIBLE ASSETS, NET

Intangible Assets, Net

Our intangible assets, net at June 30, 2026 and December 31, 2025 consisted of the following:

	Gross	Accumulated	Net Carrying
June 30, 2026	Carrying Amount	Amortization	Amount
Definite-lived:
Patent	$2,080	$(1,682)	$398
License fees	5,331	(2,327)	3,004
Total amortizing intangible assets	$7,411	$(4,009)	$3,402
Indefinite-lived:
Trademarks			$104
MSA signatory costs			2,202
License fee for predicate cigarette brand			350
Total indefinite-lived intangible assets			$2,656
Total intangible assets, net			$6,058

	Gross	Accumulated		Net Carrying
December 31, 2025	Carrying Amount	Amortization	Impairment	Amount
Definite-lived:
Patent	$2,985	$(2,461)	$(111)	$413
License fees	5,331	(2,174)	—	3,157
Total amortizing intangible assets	$8,316	$(4,635)	$(111)	$3,570
Indefinite-lived:
Trademarks				$102
MSA signatory costs				2,202
License fee for predicate cigarette brand				350
Total indefinite-lived intangible assets				$2,654
Total intangible assets, net				$6,224

During the three and six months ended June 30, 2026, the Company had disposal costs of $80 and $924, respectively, related to expired and abandoned patent costs that have not yet been granted, of which had a carrying value of $0 at the time of disposal.

Aggregate intangible asset amortization expense comprises of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$2	$2	$4	$5
Research and development	91	110	182	211
Total amortization expense	$93	$112	$186	$216

Estimated future intangible asset amortization expense based on the carrying value as of June 30, 2026 is as follows:

	2026	2027	2028	2029	2030	Thereafter
Amortization expense	$187	$371	$336	$248	$243	$2,017

NOTE 5. - FAIR VALUE MEASUREMENTS

Fair value measurement standards apply to certain financial assets and liabilities that are measured at fair value on a recurring basis (each reporting period). The Company does not have any non-financial assets or liabilities that are measured at fair value on a recurring basis.

Warrants

During 2024, the Company issued the Omnia 2024 warrants to its former subordinated lender in connection with the extinguishment of amounts outstanding under the former Omnia subordinated note. The Omnia 2024 contained a put provision and were previously measured at fair value, resulting in changes in warrant liability fair value being recorded as Other operating expense, net. For the six-months ended June 30, 2025, the Company recorded $162 loss on change in fair value of warrant liability. The Omnia 2024 warrants were subsequently exercised on September 29, 2025.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Fair value standards also apply to certain assets and liabilities that are measured at fair value on a nonrecurring basis. During the three and six months ended June 30, 2026 and 2025, the Company did not have any financial assets or liabilities measured at fair value on a non-recurring basis.

NOTE 6. – EQUITY-BASED COMPENSATION

The Company maintains an Omnibus Incentive Plan that was approved by the Company’s shareholders and is administered by the Compensation Committee of the Company’s Board of Directors. The Omnibus Incentive Plan provides for the granting of stock options, time and performance based restricted stock units (“RSUs”), among other awards to service providers, employees and non-employee directors. As of June 30, 2026, the Company had available 3,772,857 shares remaining for future awards under its Omnibus Incentive Plan.

Compensation Expense – The Company recognized the following compensation costs, net of actual forfeitures, related to RSUs and stock options:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales, general, and administrative	$186	$84	$400	$108
Cost of goods sold	7	17	13	17
Research and development	18	6	35	8
Total equity-based compensation	$211	$107	$448	$133

Additionally, during the three and six months ended June 30, 2026, the Company recognized $60 of non-employee equity compensation related to the issuance of 841 shares for marketing and consulting services, and issued an additional 60,000 shares for additional services through December 2026 with $236 of remaining unrecognized non-employee equity compensation expense.

Restricted Stock Units – We typically grant RSUs to employees and non-employee directors. The following table summarizes the changes in unvested RSUs from January 1, 2026 through June 30, 2026:

	Unvested RSUs
		Weighted
		Average
	Number of	Grant-date
	Shares	Fair Value
		$ per share
Unvested at January 1, 2026	1,244	$622.40
Vested	(23)	7,353.00
Unvested at March 31, 2026	1,221	$595.82
Forfeited	(1)	7,674.18
Unvested at June 30, 2026	1,220	$590.02

The fair value of RSUs that vested during the six months ended June 30, 2026 was approximately $1, based on the stock price at the time of vesting. As of June 30, 2026, unrecognized compensation expense for RSUs amounted to $512 which is expected to be recognized over a weighted average period of approximately 2.2 years.

Stock Options – Our outstanding stock options were valued using the Black-Scholes option-pricing model on the date of the award. The following table summarizes the status and activity of stock options from January 1, 2026 through June 30, 2026.

			Weighted
		Weighted	Average
		Average	Remaining		Aggregate
	Number of	Exercise	Contractual		Intrinsic
	Options	Price	Term		Value
		$ per share
Outstanding at January 1, 2026	3,663	$647.09			$—
Outstanding at March 31, 2026	3,663	$647.09	9.6	years	$—
Forfeited	(2)	13,869.00			—
Outstanding at June 30, 2026	3,661	$639.87	9.3	years	$—
Exercisable at June 30, 2026	42	$6,888.71	8.9	years	$—

The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of June 30, 2026, unrecognized compensation expense for stock options amounted to $1,349, which is expected to be recognized over a weighted average period of approximately 2.2 years.

NOTE 7. – NOTES AND LOANS PAYABLE

The table below outlines our notes and loans payable balances as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
	2026	2025
Insurance loans payable	$502	$93
NCSU promissory note	560	615
Total notes and loans payable	1,062	708
Total current notes and loans payable	(616)	(204)
Total long-term notes and loans payable	$446	$504

Insurance loans payable

During the second quarter of 2026, the Company renewed its Director and Officer (“D&O”), property and general liability insurances for a one-year policy premium totaling $802. The Company paid $161 as a premium down payment and financed the remaining $641 of policy premiums over nine months at a 6.05% annual percentage rate.

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

Estimated future principal payments to be made under the above notes and loans payable as of June 30, 2026 are as follows:

2026	$486
2027	191
2028	127
2029	137
2030	121
Total	$1,062

NOTE 8. – REVENUE RECOGNITION

The Company’s revenues are derived primarily from contract manufacturing organization (“CMO”) customer contracts that consist of obligations to manufacture the customers’ branded filtered cigars and cigarettes. Additional revenues are generated from sale of the Company’s proprietary low nicotine content cigarettes, sold under the brand name VLN®, and Pinnacle® branded products. The Company does not have significant intra-entity sales or transfers.

The Company recognizes revenue when it satisfies a performance obligation by transferring control of the product to a customer. For certain CMO contracts, the performance obligation is satisfied over time as the Company determines, due to contract restrictions, it does not have an alternative use of the product and it has an enforceable right to payment as the product is manufactured. The Company recognizes revenue under those contracts at the unit price stated in the contract based on the units manufactured for each customer and is recognized net of cash discounts, rebates, royalties, and sales returns and allowances. There was no allowance for discounts or returns as of June 30, 2026 and December 31, 2025. Consideration payable to the customer for royalties is recorded as an offset of the transaction price with a corresponding contract liability.

Disaggregation of Revenue

The Company’s net revenue is derived from customers located primarily in the United States and is disaggregated by the timing of revenue. Revenue recognized from tobacco products transferred to customers over time represented substantially all net revenue for the three and six months ended June 30, 2026 and 2025.

The following table presents net revenue by product line:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Contract manufacturing
Cigarettes	$2,297	$2,715	$5,144	$7,729
Filtered cigars	692	1,319	1,565	2,422
Other tobacco products	(151)	94	238	88
Total contract manufacturing	2,838	4,128	6,947	10,239
VLN®	26	(45)	23	(200)
Total product line revenues	$2,864	$4,083	$6,970	$10,039

The following table presents net revenues by significant customers, which are defined as any customer who individually represents 10% or more of disaggregated product line net revenues:

	Three Months Ended
	June 30,
	2026	2025
Customer A	70.23%	48.71%
Customer B	21.11%	16.64%
All other customers	8.66%	34.65%

	Six Months Ended
	June 30,
	2026	2025
Customer A	64.23%	66.03%
Customer B	15.65%	* %
Customer C	17.39%	* %
All other customers	2.73%	33.97%
*Revenue was less than 10% and is reported within all other customers

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

Total contract assets and contract liabilities are as follows:

	June 30,	December 31,
	2026	2025
Unbilled receivables	$2,739	$2,930
Consideration payable to the customer	(1,426)	(1,388)
Deferred income	(4)	(333)
Net contract assets	$1,309	$1,209

During the six months ended June 30, 2026 and 2025, the Company recognized $242 and $0 of revenue that was included in the deferred income contract liability balance as of December 31, 2025 and 2024, respectively.

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

Consolidated net income (loss) from continuing operations, as presented on the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss is a metric utilized by the CODM to assess the Reporting Segment's performance and allocate resources. Total consolidated assets as presented on the Company's Condensed Consolidated Balance Sheets are used to measure the Reporting Segment's assets.

The CODM uses Consolidated net income (loss) from continuing operations to evaluate profitability generated from segment assets in determining the strategic decisions of the Company with respect to utilizing its assets. Consolidated net income (loss) from continuing operations is also used to monitor budget versus actual results.

The following table presents revenues and significant segment expenses from continuing operations for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Consolidated net revenue	$2,864	$4,083	$6,970	$10,039
Less:
Cost of goods sold	1,507	2,739	3,322	5,499
Excise taxes	1,536	1,855	4,351	5,536
Selling, general and administration	2,703	2,119	4,822	3,918
Research and development	199	117	390	178
Depreciation and amortization	209	234	415	459
Other segment items (1)	(42)	(36)	(75)	111
Interest expense	17	351	29	909
Segment net loss from continuing operations	$(3,265)	$(3,296)	$(6,284)	$(6,571)
(1) Other segment items include: other operating expenses, other (income) expense, interest income, and provision for income taxes.

The Company recognized the following depreciation and amortization costs from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$112	$122	$221	$243
Research and development	4	—	8	—
Total depreciation from continuing operations	$116	$122	$229	$243

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Cost of goods sold	$2	$2	$4	$5
Research and development	91	110	182	211
Total amortization from continuing operations	$93	$112	$186	$216

Geographic Area Information

For the three and six months ended June 30, 2026 and 2025, substantially all third-party sales of product are shipped to customers in the United States. Additionally, as of June 30, 2026 and December 31, 2025, all long-lived assets are physically located or domiciled in the United States.

NOTE 10. – CAPITAL RAISES AND WARRANTS FOR COMMON STOCK

The following table summarizes the Company’s warrant activity from January 1, 2026 through June 30, 2026:

Warrants outstanding at January 1, 2026	36,963
Issued	233,481
Warrants outstanding at March 31, 2026	270,444
Issued	267,651
Anti-dilution adjustment	2,752,302
Exercised	(270,811)
Warrants outstanding at June 30, 2026	3,019,586

The following table summarizes the Company’s outstanding warrants as of June 30, 2026:

	# of warrants outstanding	Exercise price	Expiration date
June 2026 inducement warrants (1)	3,019,586	$6.320	August 5, 2031
	3,019,586

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

The incremental value of modifications to financial instruments, such as warrants or convertible preferred stock, is determined based on Monte-Carlo and Black-Scholes valuation models. Amounts recorded as Deemed dividends in determining Net loss available to common shareholders in the Condensed Consolidated Statements of Operations and Comprehensive Loss are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Total deemed dividends	$17,545	$-	$18,134	$-

June 2026 Warrant Inducement and Amendment

On June 8, 2026, the Company commenced a warrant inducement offering (the “June 2026 Warrant Inducement”) with the holders of certain outstanding warrants to purchase up to an aggregate of 267,284 shares of common stock (collectively, the “June 2026 Existing Warrants”), which June 2026 Existing Warrants are exercisable at an exercise price of $71.40. The Company offered the holders of the June 2026 Existing Warrants an inducement period whereby the Company agreed to issue new warrants (the “June 2026 Inducement Warrants”) to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the exercise by the holders of the June 2026 Existing Warrants, for cash, at a reduced exercise price equal to $9.252. Each holder agreed to exercise all of their June 2026 Existing Warrants immediately. The Company received aggregate gross cash proceeds of approximately $463 after redemption of $2,010 or 2,010 shares of Series B Preferred Stock from the exercise of the June 2026 Existing Warrants.

To account for the redemption of Series B convertible preferred stock in accordance with ASC 260-10-S99-2, the Company recorded a reduction of Capital in excess of par value of $1,140 to extinguish the carrying value of the Series B convertible preferred stock and a dividend to the holders of the Series B convertible preferred stock of $870, which is a deduction in net income (loss) to arrive at income (loss) available to common shareholders (see Note 11 “Loss Per Common Share”).

The Company measured the fair value of the June 2026 Existing Warrants before and after the modification to decrease the cash exercise price, and concluded there was an increase in fair value of $540 recorded as a deemed dividend.

The provisions of the June 2026 Inducement Warrants regarding stock combination events were triggered as a result of the 1-for-20 reverse stock split on June 12, 2026. The anti-dilution adjustment resulted in the issuance of an additional 2,752,302 Inducement Warrants and a deemed dividend from issuance of the Inducement Warrants of $17,005. Stockholder approval for issuance and terms of the June 2026 Inducement Warrants is required to be obtained at the August 5, 2026 Special Meeting of the Stockholders.

On August 13, 2026, the Company entered into an amendment with the holders of all of the outstanding June 2026 Inducement Warrants whereby the exercise price was reduced to $0.3675 and to allow all of the June 2026 Inducement Warrants to be exercised on a cashless basis. Following the amendment, all 3,019,586 warrants were exercised on a cashless basis for an aggregate of 2,742,397 shares of common stock, with 2,531,242 of such shares held in abeyance. Following the exercise, no warrants remain outstanding. See Note 13 “Subsequent Events” for additional information.

March 2026 Series B Convertible Preferred Stock Offering

On March 20, 2026, the Company and certain investors entered into a securities purchase agreement with respect to the offer and sale of $20,000 of shares of Series B Convertible Preferred Stock, stated value $1,000 per share (the “Series B convertible preferred stock”), initially convertible into shares of the Company’s common stock at an initial conversion price of $71.40 (subject to adjustment in certain circumstances with a floor price of $14.28) and, alternatively, at a 15% discount to the lowest daily volume-weighted average price (“VWAP”) during the prior 20 trading days (the “Alternative Conversion Price”) and warrants to purchase shares of common stock pursuant to a registered direct offering. The Company has the ability to reset the fixed conversion price (lower), subject to board approval and the floor price. Stockholder approval for the offering was obtained at the February 20, 2026 Special Meeting of the Stockholders.

At the initial closing, the investors purchased $16,000 of shares of Series B convertible preferred stock and warrants. The remaining 4,000 shares of Series B Preferred Stock and warrants are expected to be delivered at second closings, of which 25 shares have been purchased through June 30, 2026. The investors may request the second closing at any time until the one-year anniversary of the initial closing date and we may require the second closing at any time until the one-year anniversary of the initial closing date by individual investor once less than 50% of such Investor’s Series B convertible preferred stock purchased at the initial closing remains outstanding and certain equity conditions have been satisfied for at least 7 of the prior 10 trading days, including: (1) the common stock closes above 2.5 times the floor price and (2) the daily dollar trading volume of the Common Stock exceeds $500. The warrants are immediately exercisable at an exercise price of $71.40 per share of common stock and expire on the date that is five years after issuance. In addition, the Company issued placement agent warrants to purchase an aggregate of 9,412 shares of common stock with substantially the same terms as the Warrants, except that the exercise price of the Placement Agent Warrants is $78.54.

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

August 2025 Series A Convertible Preferred Stock Offering

On August 22, 2025, the Company and certain investors entered into a securities purchase agreement with respect to the offer and sale of $10,650 of shares of Series A Convertible Preferred Stock, stated value $1,000 per share (the “Series A convertible preferred stock”), initially convertible into an aggregate of 16,210 shares of the Company’s common stock at an initial conversion price of $657 (subject to adjustment in certain circumstances with a floor price of $118.20) and warrants to purchase shares of Common Stock pursuant to a registered direct offering. The Investors purchased $10,650 of shares of Series A convertible preferred stock and warrants. The warrants are immediately exercisable at an exercise price of $591 per share of common stock and expire on the date that is five years after issuance. The net proceeds to the Company from the offering was $9,893. In addition, the Company issued placement agent warrants to purchase an aggregate of 1,893 shares of common stock with substantially the same terms as the warrants, except that the exercise price of the placement agent warrants is $651. Following the offering, 1,000 shares of Series A Preferred Stock were converted into 1,522 shares of common stock.

On December 17, 2025, the Company entered into an Omnibus Amendment and Waiver (the “Amendment Agreement”) with the holders of the outstanding Series A convertible preferred stock to amend the Series A convertible preferred stock, the warrants and certain placement agent warrants issued in connection with the August 2025 offering described above.

Pursuant to the Amendment Agreement, the Company and the holders agreed to provide an alternative conversion feature to the Certificate of Designation whereby the Series A convertible preferred stock can be converted at a conversion price equal to 85% of the lowest VWAP in any of the twenty trading days preceding the conversion.  Pursuant to the Amendment Agreement, the Company also agreed to provide certain anti-dilution adjustments to the exercise price of the warrants and placement agent warrants to provide protection against future dilutive issuances.

Following execution of the Amendment Agreement, the Company re-evaluated conclusions on classification and embedded features, resulting in no changes from the date of issuance of the Series A convertible preferred stock, as further described below.  The impacts of the Amendment Agreement are accounted for as an extinguishment, as the fair value of the instruments before and after modification increased by greater than 10%, resulting in the incremental value being recorded within Capital in excess of par value as a deemed dividend of $4,679 recorded in the period ended December 31, 2025.

Subsequent to December 31, 2025, stockholder approval for the provisions of the Amendment Agreement was obtained at the February 20, 2026 Special Meeting of the Stockholders.

On March 24, 2026, in connection with an offering of newly issued Series B convertible preferred stock, the Company redeemed all 9,650 shares of Series A convertible preferred stock at par in the amount of $9,650.  The Company evaluated the redemption to determine whether it is treated as an exchange transaction, assessing qualitative factors, to conclude whether the accounting would be a modification or extinguishment.  The Company believes the changes in fixed conversion price and floor price of the Series B convertible preferred stock are so significant that the accounting should be an extinguishment of the Series A convertible preferred stock and issuance of new Series B convertible preferred stock. Therefore, in accordance with ASC 260-10-S99-2, the Company recorded a reduction of Capital in excess of par value of $2,734 to extinguish the carrying value of the Series A convertible preferred stock and a dividend to the holders of the Series A convertible preferred stock of $6,916, which is a deduction in net income (loss) to arrive at income (loss) available to common shareholders (see Note 11 “Loss Per Common Share”).

Mezzanine Classification

ASC 480-10-S99-3A(2) of the SEC's Accounting Series Release No. 268 ("ASR 268") requires preferred securities that are redeemable for cash or other assets to be classified outside of permanent equity if they are redeemable (i) at a fixed or determinable price on a fixed or determinable date, (ii) at the option of the holder, or (iii) upon the occurrence of an event that is not solely within the control of the issuer. Preferred securities that are mandatorily redeemable are required to be classified by the issuer as liabilities whereas under ASR 268, a company should classify a preferred security whose redemption is contingent on an event not entirely in control of the issuer as mezzanine equity. The Series A convertible preferred stock is redeemable at the option of the holder if "shareholder approval" (as defined in the agreements) is not obtained, which is not solely within control of the Company, and accordingly, the Company determined that mezzanine treatment is appropriate for the Series A convertible preferred stock. The Series A convertible preferred stock was initially measured at the amount of total proceeds less any offering costs and proceeds allocated to the accompanying warrants based on relative fair value, and was previously presented as such in the Condensed Consolidated Balance Sheets. Following stockholder approval at the February 20, 2026 Special Meeting of the Stockholders, the Company reclassified the carrying value of the Series A convertible preferred stock from mezzanine equity to permanent equity in accordance with ASC 480-10-S99-3A.

Further, upon issuance the Company evaluated all embedded features against an equity-like host and concluded none of the embedded features identified within the Series A and the newly issued Series B convertible preferred stock that may require bifurcation as they are either deemed clearly and closely related or not net settleable as a result of a lack of an active market.

Convertible preferred stock transaction activity is summarized in the table below:

	Convertible Preferred Stock Shares	Weighted Average Conversion Price	Common Shares Issued from Conversions
Convertible preferred stock outstanding at January 1, 2026	9,650
Redemption of Series A Convertible Preferred Stock	(9,650)
Issuance of Series B Convertible Preferred Stock	16,000
Conversion of Series B Convertible Preferred Stock	(230)	$50.60	4,552
Convertible preferred stock outstanding at March 31, 2026	15,770
Redemption of Series B Convertible Preferred Stock	(2,010)
Issuance of Series B Convertible Preferred Stock	25
Conversion of Series B Convertible Preferred Stock	(5,280)	$25.94	203,513
Convertible preferred stock outstanding at June 30, 2026	8,505

April 2025 Warrant Inducement and Amendment

On April 29, 2025, the Company commenced a warrant inducement offering with the holders of outstanding warrants to purchase 1,605 shares of common stock (the “April 2025 Existing Warrants”). The Company offered the holders of the Existing Warrants an inducement period whereby the Company agreed to issue new warrants (the “Inducement Warrants”) to purchase up to a number of shares of common stock equal to 100% of the number of shares of common stock issued pursuant to the exercise by the holders of the Existing Warrants, for cash, at a reduced exercise price. Each holder agreed to exercise 60% of their Existing Warrants immediately (the “Initial Exercise”) and will exercise the remaining 40% within 30 calendar days following the Effectiveness Date (as defined in the agreements), provided that the Company’s stock price at such time equals or exceeds 90% of the Nasdaq Minimum Price on that date (the “Additional Exercise”).

The net proceeds to the Company from the Initial Exercise, after deducting placement agent fees and the Company’s offering expenses were $5,075. In connection with the Initial Exercise, the Company issued 998 Inducement Warrants. Of the aggregate net proceeds, the Company was obligated under the Debentures of the convertible senior secured credit facility to repay outstanding debt in the amount of $1,017. The Company also measured the fair value of the April 2025 Existing Warrants before and after the modification to decrease the cash exercise price and concluded there was no incremental fair value to be recorded as issuance costs due to the alternative cashless exercise features of the warrants.

Additionally, on April 29, 2025, the Company entered into amendments with the holders of the outstanding warrants issued on October 24, 2024, which adjusted the provisions of the warrants regarding recapitalization events, stock dividends, stock splits, stock combinations, reclassifications, reorganizations or similar events affecting the Company’s common stock. The anti-dilution adjustment resulted in the issuance of an additional 4,729 October 2024 PIPE Warrants and October 2024 PIPE Placement Agent warrants.

ATM Offering

On November 4, 2025, the Company established an at-the-market common equity offering program (“ATM Program”), through which it had the ability to offer and sell shares of common stock having an aggregate gross sales price of up to $25,000, which program was reduced to a maximum of $6,400 on May 1, 2026. The Company will pay a 3.00% sales commission based on the gross proceeds of the sales price per share of common stock sold and incurred initial offering costs of $130, deducted from gross proceeds. The following table shows the number of shares sold under the ATM Program:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2026	2026
Number of common shares issued	—	2,221
Weighted average sale price per share	$—	$90.20
Gross proceeds	$—	$200
Net proceeds	$—	$64

NOTE 11. – LOSS PER COMMON SHARE

The following table sets forth the computation of basic and diluted loss per common share for the three and six months ended June 30, 2026 and 2025, respectively. Outstanding warrants, options and RSUs were excluded from the calculation of diluted earnings per share as the effect was antidilutive to consolidated net loss.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except for per-share data)
Net loss from continuing operations	$(3,265)	$(3,296)	$(6,284)	$(6,571)
Net loss from discontinued operations	(81)	(111)	(323)	(1,164)
Net loss	(3,346)	(3,407)	(6,607)	(7,735)
Deemed dividends	(17,545)	—	(18,134)	—
Dividend for redemption of Series A Convertible Preferred Stock	—	—	(6,916)	—
Dividend for redemption of Series B Convertible Preferred Stock	(870)	—	(870)	—
Net loss available to common shareholders	$(21,761)	$(3,407)	$(32,527)	$(7,735)

Weighted average common shares outstanding - basic and diluted	209,241	1,005	120,095	709

Basic and diluted loss per common share from continuing operations	$(15.60)	$(3,279.60)	$(52.33)	$(9,267.98)
Basic and diluted loss per common share from discontinued operations	$(0.39)	$(110.45)	$(2.69)	$(1,641.75)
Basic and diluted loss available to common shareholders per common share	$(104.00)	$(3,390.05)	$(270.84)	$(10,909.73)

Anti-dilutive shares are as follows as of June 30:
Warrants	3,019,586	14,910	3,019,586	14,910
Options	3,661	78	3,661	78
Restricted stock units	1,220	45	1,220	45
	3,024,467	15,033	3,024,467	15,033

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

			Future Commitments
Commitment	Counter Party	Commitment Type	2026	2027	2028	2029	2030 & After	Total
License Agreement	NCSU	Minimum annual royalty	$50	$100	$125	$150	$3,050	$3,475	(1)
Testing Services Agreement	NCSU	Contract fee	22	—	—	—	—	22	(2)
Consulting Agreements	Various	Contract fee	126	42	—	—	—	168	(3)
			$198	$142	$125	$150	$3,050	$3,665

(1)	The minimum annual royalty fee is credited against running royalties on sales of licensed products. The Company is also responsible for reimbursing NCSU for actual third-party patent costs incurred, including capitalized patent costs and patent maintenance costs. These costs vary from year to year and the Company has certain rights to direct the activities that result in these costs.
(2)	On January 1, 2026, the Company engaged NCSU to perform field testing of low alkaloid tobacco lines.
(3)	As a requirement for a modified risk tobacco product and condition of the marketing authorization by the FDA, the Company engaged various consulting firms to conduct post-market studies and research.

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

Employee Dispute

On November 19, 2024, a former employee of the Company filed a complaint against the Company, two subsidiaries of the Company, and numerous other former subsidiaries of the Company that were part of the hemp/cannabis division that was divested in December 2023. The complaint was filed in the Circuit Court of the State of Oregon, County of Multnomah, Case No. 24CV55110. The parties have reached an agreement in principle regarding a global resolution of the matter. The contemplated settlement remains subject to the negotiation and execution of definitive documentation and the satisfaction of any conditions contained therein. Under the terms agreed to in principle, the Company would pay an aggregate amount of approximately $55,000 in addition to contributions from other co-defendants. The settlement amount is expected to be accrued and paid during the third quarter of 2026.

NOTE 13. - SUBSEQUENT EVENTS

On July 1, 2026, the Company received a 180-day termination notice from Smoker Friendly International, LLC (“SF”) in connection with the Master Services Agreement dated January 1, 2025 including all addendums, as amended (the “Agreement”). Upon the expiration of the 180-day termination period, the Company will no longer manufacture cigarette and filtered cigar products for SF. The termination was submitted pursuant to the termination for convenience clause in the Agreement. The Company will not incur any early termination penalties. As a result, the Company will record an impairment charge of $300 during the third quarter of 2026 related to the predicate license indefinite-lived intangible asset utilized for SF cigarette products.

On August 13, 2026, the Company entered into an amendment with the holders of all of the outstanding June 2026 Inducement Warrants whereby the exercise price was reduced to $0.3675 and to allow all of the June 2026 Inducement Warrants to be exercised on a cashless basis. Following the amendment, all 3,019,586 warrants were exercised on a cashless basis for an aggregate of 2,742,397 shares of common stock, with 2,531,242 of such shares held in abeyance. Following the exercise, no warrants remain outstanding.

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

Forward Looking Statements

Except for historical information, all of the statements, expectations, and assumptions contained herein are forward-looking statements. Forward-looking statements typically contain terms such as “anticipate,” “believe,” “consider,” “continue,” “could,” “estimate,” “expect,” “explore,” “foresee,” “goal,” “guidance,” “intend,” “likely,” “may,” “plan,” “potential,” “predict,” “preliminary,” “probable,” “project,” “promising,” “seek,” “should,” “will,” “would,” and similar expressions. Forward looking statements include, but are not limited to, statements regarding (i) our ability to continue as a going concern, (ii) our ability to become profitable, (iii) our ability to remain listed on NASDAQ (iv) our financial and operating performance, (v) our strategic alternatives, including our cost savings initiatives, (vi) our expectations regarding regulatory enforcement (vii) our products, and (viii) the volatility of our common stock. Actual results might differ materially from those explicit or implicit in forward-looking statements. Important factors that could cause actual results to differ materially are set forth in “Risk Factors” in our Annual Report on Form 10-K filed on March 26, 2026. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events, or otherwise, except as otherwise required by law. All information provided in this quarterly report is as of the date hereof, and we assume no obligation to and do not intend to update these forward-looking statements, except as required by law.

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

Financial Overview

●	Net revenues for the second quarter of 2026 were $2,864, a decrease of 29.9% from $4,083 in the prior year period.
o	Second quarter 2026 cartons sold of 151 compared to 779 in the comparable prior year period, primarily due to our strategic shift away from high volume and low priced CMO export customers.
●	Gross loss for the second quarter of 2026 was a loss of $293 compared to a loss of $635 in the prior year period, reflecting write-off of aged inventory discontinued by our customers of $196, offset by a one-time adjustment to excise taxes of $692.

●	Total operating expenses for the second quarter of 2026 increased to $2,998 compared to $2,346 in the prior year period driven by:
o	Sales, general and administrative expenses increased to $2,703 compared to $2,119 in the prior year period, primarily driven by higher compensation and benefits, legal and other expenses offset by lower strategic consulting and insurance costs.
o	Research development expenses increased to $295, compared to $227 in the prior year period, mainly driven by higher compensation and benefits and lower contract, IP and other expenses.
●	Operating loss from continuing operations for the second quarter 2026 was $3,291, compared to a loss of $2,981 in the prior year period, primarily as a result of decreased revenue and volume.
●	Net loss from continuing operations in the second quarter of 2026 was $3,265 and basic and diluted loss from continuing operations per common share was $15.60 compared with net loss from continuing operations in the second quarter of 2025 of $3,296, and basic and diluted net loss from continuing operations per common share of $3,279.60.
●	As of June 30, 2026, the Company had $6,058 in cash and cash equivalents.
●	On August 13, 2026, the Company entered into an amendment with the holders of all of the outstanding June 2026 Inducement Warrants whereby the exercise price was reduced to $0.3675 and to allow all of the June 2026 Inducement Warrants to be exercised on a cashless basis. Following the amendment, all 3,019,586 warrants were exercised on a cashless basis for an aggregate of 2,742,397 shares of common stock, with 2,531,242 of such shares held in abeyance. Following the exercise, no warrants remain outstanding.

Our Financial Results

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended
	June 30	June 30	Change
	2026	2025	$	%
Revenues, net	$2,864	$4,083	(1,219)	(29.9)
Cost of goods sold	1,621	2,863	(1,242)	(43.4)
Excise taxes and fees on products	1,536	1,855	(319)	(17.2)
Gross loss	(293)	(635)	342	(53.9)
Gross loss as a % of revenues, net	(10.2)%	(15.6)%
Operating expenses:
Sales, general and administrative ("SG&A")	2,703	2,119	584	27.6
SG&A as a % of revenues, net	94.4%	51.9%
Research and development ("R&D")	295	227	68	30.0
R&D as a % of revenues, net	10.3%	5.5%
Total operating expenses	2,998	2,346	652	27.8
Operating loss from continuing operations	(3,291)	(2,981)	(310)	10.4
Operating loss as a % of revenues, net	(114.9)%	(73.0)%
Other income (expense):
Other expense	-	(12)	12	(100.0)
Interest income	43	14	29	207.1
Interest expense	(17)	(351)	334	(95.2)
Total other income (expense), net	26	(349)	375	(107.4)
Loss from continuing operations before income taxes	(3,265)	(3,330)	65	(2.0)
(Benefit) provision for income taxes	-	(34)	34	(100.0)
Net loss from continuing operations	$(3,265)	$(3,296)	31	(0.9)
Net loss as a % of revenues, net	(114.0)%	(80.7)%
Net loss per common share from continuing operations (basic and diluted)	$(15.60)	$(3,279.60)	3,264.00	(99.5)

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended
	June 30	June 30	Change
	2026	2025	$	%
Revenues, net	$6,970	$10,039	(3,069)	(30.6)
Cost of goods sold	3,546	5,747	(2,201)	(38.3)
Excise taxes and fees on products	4,351	5,536	(1,185)	(21.4)
Gross loss	(927)	(1,244)	317	(25.5)
Gross loss as a % of revenues, net	(13.3)%	(12.4)%
Operating expenses:
Sales, general and administrative ("SG&A")	4,822	3,918	904	23.1
SG&A as a % of revenues, net	69.2%	39.0%
Research and development ("R&D")	580	390	190	48.7
R&D as a % of revenues, net	8.3%	3.9%
Total operating expenses	5,402	4,308	1,094	25.4
Operating loss from continuing operations	(6,329)	(5,552)	(777)	14.0
Operating loss as a % of revenues, net	(90.8)%	(55.3)%
Other income (expense):
Other expense	-	(174)	174	(100.0)
Interest income	74	30	44	146.7
Interest expense	(29)	(909)	880	(96.8)
Total other income (expense), net	45	(1,053)	1,098	(104.3)
Loss from continuing operations before income taxes	(6,284)	(6,605)	321	(4.9)
(Benefit) provision for income taxes	-	(34)	34	(100.0)
Net loss from continuing operations	(6,284)	(6,571)	287	(4.4)
Net loss as a % of revenues, net	(90.2)%	(65.5)%
Net loss per common share from continuing operations (basic and diluted)	$(52.33)	$(9,267.98)	9,215.65	(99.4)

Product line revenue, net

	Three Months Ended
	June 30,
	2026		2025		Change
	$	Cartons	$	Cartons	$	Cartons
Contract manufacturing
Cigarettes	2,297	93	2,715	594	(418)	(501)
Filtered cigars	692	87	1,319	172	(627)	(85)
Other tobacco products	(151)	(29)	94	14	(245)	(43)
Total contract manufacturing	2,838	151	4,128	780	(1,290)	(629)
VLN®	26	-	(45)	(1)	71	1
Total product line revenues	2,864	151	4,083	779	(1,219)	(628)

	Six Months Ended
	June 30,
	2026		2025		Change
	$	Cartons	$	Cartons	$	Cartons
Contract manufacturing
Cigarettes	5,144	211	7,729	1,025	(2,585)	(814)
Filtered cigars	1,565	200	2,422	331	(857)	(131)
Other tobacco products	238	15	88	14	150	1
Total contract manufacturing	6,947	426	10,239	1,370	(3,292)	(944)
VLN®	23	1	(200)	(3)	223	4
Total product line revenues	6,970	427	10,039	1,367	(3,069)	(940)

For the second quarter and six months ended June 30, 2026, total product line revenues decreased to $2,864 and $6,970, respectively, compared to $4,083 and $10,039, respectively, in the prior year periods, as follows:

●	For the three and six months ended June 30, 2026, cigarette volume decreased due to our strategic shift away from high volume and low priced CMO export customers as compared to the prior year periods, which accounted for 495 cartons and 747 cartons, respectively.

●	For the second quarter and six months ended June 30, 2026, filtered cigars net revenues decreased to $692 and $1,565, respectively, from the prior comparable period, reflecting lower volumes as the Company implemented repricing of customer contracts and shifts in its product mix into higher margin branded cigarettes, including natural styles, and VLN® cigarettes.

●	Other tobacco products include new moist snuff sales of $104 and $493 for the three and six months ended June 30, 2026, respectively, compared to none in the prior year comparable periods. These new sales were offset by the reversal of $255 related to obsolete cigarillo products.

●	VLN® cigarette net revenues reflect growing reorder activity primarily for our Pinnacle® partner brand VLN® products, offset by current period price promotions targeting expanded awareness, consumer trial and adoption. Additionally, net revenue reflects accruals for product previously sold in prior years that will be returned or exchanged.

Gross (loss) profit

	Three Months Ended		Six Months Ended
	June 30	June 30	June 30	June 30
	2026	2025	2026	2025
Gross loss	$(293)	$(635)	$(927)	$(1,244)
Percent of Revenues, net	(10.2)%	(15.6)%	(13.3)%	(12.4)%

Gross loss for the three and six-month periods ended June 30, 2026, decreased as compared to the prior year comparable periods benefitting from manufacturing overhead cost savings initiatives implemented by management in second half 2025, offset by decreased volume as compared to the prior year comparable period. Additionally, the three and six-month periods ended June 30, 2026 reflected one-time charges for write-off of aged inventory discontinued by our customers of $196, offset by a one-time recovery of excise taxes of $692 related to settlement with states for non-participating manufacturers credits under the master settlement agreement related to prior tax periods.

Sales, general and administrative (“SG&A”) expense

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Compensation and benefits (a)	$744	$1,066
Strategic consulting (b)	(189)	(389)
Legal (c)	21	73
Insurance (d)	(41)	(65)
Other expenses	49	219
Net increase in SG&A expenses	$584	$904

(a) Compensation and benefits expense increased for the three and six months ended June 30, 2026, compared to the prior year periods due to an increase in headcount, benefit premiums, equity and incentive compensation expense.

(b) Strategic consulting costs decreased for the three and six months ended June 30, 2026, compared to the prior year periods due to decreased spending related to investor relations services and FDA post-market studies offset by increased regulatory and consulting expenses.

(c) Legal expenses increased for the three and six months ended June 30, 2026 compared to 2025 mainly due to higher tobacco regulatory legal spend related to compared to the prior year periods.

(d) Insurance costs decreased for the three and six months ended June 30, 2026 compared to the prior year periods due to lower insurance premiums.

Research and development (“R&D”) expense

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Compensation and benefits (a)	$125	$197
Contract, IP and other expenses (b)	(57)	(7)
Net increase in R&D expenses	$68	$190

(a)	Increased compensation and benefits for the three and six months ended June 30, 2026, are mainly related to an increase in headcount, benefit premiums and equity compensation expenses in the current year period compared to the prior year periods.
(b)	Decreased Contract, IP and other expenses decreased for the three months ended June 30, 2026, compared to the prior year period were primarily due to lower amortization expenses and testing expenses for new product development.

Decreased Contract, IP and other expenses for the six months ended June 30, 2026, compared to the prior year period were due to lower amortization expense offset by increased contract costs.

Other income (expense)

	Changes From Prior Year
	Three Months Ended	Six Months Ended
Other expense (a)	$12	$174
Interest income	29	44
Interest expense (b)	334	880
Net decrease in other expense	$375	$1,098

(a)	Other expense decreased for the three and six months ended June 30, 2026, compared to the same prior year periods, due to a loss resulting from change in fair value of the Omnia 2024 warrant liabilities that did not occur in the current year periods.

(b)	Decreases in interest expense was a result of repayment of debt obligations on our balance sheet.

For the three months ended June 30, 2026 compared to the prior year period, interest decreased $214 and $129 of extinguishment charges that occurred in the prior year period from the Senior Secured Credit Facility; which was repaid in September 2025. These decreases were offset by interest expense of $9 related to the NCSU Promissory Note.

For the six months ended June 30, 2026 compared to the prior year period, interest decreased $768 and $129 of extinguishment charges that occurred in the prior year period from the Senior Secured Credit Facility; which was repaid in September 2025. In addition, other interest expense charges decreased by $4 offset by an increase of $21 related to the NCSU Promissory Note.

Liquidity and Capital Resources

We have incurred significant losses and negative cash flows from operations since inception and expect to incur additional losses until such time that we can generate significant revenue and profit in our tobacco business. We had negative cash flow from operations of $7,092 for the six months ended June 30, 2026 and an accumulated deficit of $405,532 as of June 30, 2026. As of June 30, 2026, we had cash and cash equivalents of $6,058 and working capital from continuing operations of $10,365 (compared to working capital from continuing operations of $10,359 at December 31, 2025). Given our projected operating requirements and existing cash and cash equivalents, there is substantial doubt about our ability to continue as a going concern through one year following the date that the Condensed Consolidated Financial Statements herein are issued.

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

Our cash and cash equivalents and working capital from continuing operations as of June 30, 2026 and December 31, 2025 are set forth below:

	June 30	December 31
	2026	2025
Cash and cash equivalents	$6,058	$7,149
Working capital	$10,365	$10,359

Working Capital

As of June 30, 2026, we had working capital from continuing operations of approximately $10,365 compared to working capital of approximately $10,359 at December 31, 2025, an increase of $6. This increase in working capital was primarily due to a decrease in net current liabilities of $818, offset by a decrease in net current assets of $812. Cash and cash equivalents decreased by $1,091 and the remaining net current assets increased by $279. Management continues to take further steps to improve liquidity more. Refer below to “Cash demands on operations.”

Summary of Cash Flows

	Six Months Ended
	June 30,		Change
	2026	2025	$
Cash provided by (used in):
Operating activities	$(7,092)	$(6,454)	(638)
Investing activities	(357)	672	(1,029)
Financing activities	6,358	4,443	1,915
Net change in cash and cash equivalents	$(1,091)	$(1,339)

Net cash used in operating activities

Cash used in operating activities increased $638 from $6,454 in 2025 to $7,092 in 2026. The primary driver for this change was an increase in cash used for working capital components related to operations in the amount of $539, offset by lower net loss of $1,128 and a decrease of $1,227 related to net adjustments to reconcile net loss to cash for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Net cash used in (provided by) investing activities

Cash used in investing activities amounted to $357 for the six months ended June 30, 2026, as compared to cash provided by investing activities of $672 for the six months ended June 30, 2025. The decrease in cash provided by investing activities of $1,029 was the result of $770 of proceeds from the sale of property, plant and equipment primarily from the sale of Needlerock farms that occurred in the prior year period, $25 received from the 2025 GVB promissory note in the current year period and an increase of cash outflows of $284 related to the acquisitions of patents, trademarks, licenses and property, plant and equipment.

Net cash provided by financing activities

During the six months ended June 30, 2026, cash provided by financing activities increased by $1,915 compared to $4,443 in the prior year period to $6,358 in the current year period, resulting from increases in net proceeds from Series B convertible preferred stock issuances of $15,299, net proceeds from issuance of common stock related to the ATM of $64, decreases of cash outflows from payments on long-term debt of $1,017 and notes payable of $190, offset by a decrease in cash inflows of $221 for proceeds from issuance of note payable and from net proceeds of warrant exercises of $2,766, cash outflows from the redemption of Series A at par value of $9,650, redemption of Series B at par value of $2,010, and principal payments for finance leases of $8.

Cash demands on operations

We have financed our operations to date primarily through the issuance of equity securities, proceeds from the exercise of warrants to purchase common stock and sale of debt instruments with various institutions, accredited investors, high net worth individuals and creditors.

In June 2026, we received net proceeds of $2,309 from the inducement and exercise of 267,651 existing warrants for shares of common stock and issuance of 267,284 warrants to purchase common stock. The Company utilized a portion of the net proceeds to repurchase at par 2,010 shares of Series B convertible preferred stock in the amount of $2,010.

In March 2026, we issued 16,000 shares of Series B convertible preferred stock and 233,481 warrants to purchase shares of common stock for net proceeds of $15,275, of which $9,650 was used to repurchase at par all of the remaining share of outstanding Series A convertible preferred stock issued in August 2025. The investors from the Series B convertible preferred stock offering have an additional 4,000 shares that may be purchased at subsequent closings, of which 25 shares have been purchased through June 30, 2026.

We entered into a sales agreement (the “Sales Agreement”) with Needham & Company, LLC (the “Sales Agent”) which permits us to sell up to $25,000 of our common stock from time to time at prevailing market prices, which program was reduced to a maximum of $6,400 on May 1, 2026. No sales have occurred under the ATM program for the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company sold 2,221 shares of common stock under the ATM Program for gross proceeds of $200. The Company paid fees to the Sales Agent in the amount of $6.

Outstanding Warrants

On August 13, 2026, the Company entered into an amendment with the holders of all of the outstanding June 2026 Inducement Warrants whereby the exercise price was reduced to $0.3675 and to allow all of the June 2026 Inducement Warrants to be exercised on a cashless basis. Following the amendment, all 3,019,586 warrants were exercised on a cashless basis for an aggregate of 2,742,397 shares of common stock, with 2,531,242 of such shares held in abeyance. Following the exercise, no warrants remain outstanding.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nasdaq may delist our common stock from trading on its exchange, which could limit investors’ ability to make transactions in our common stock, reduce the liquidity of our common stock and materially impair our ability to raise the additional capital necessary to continue our operations.

Our common stock is currently listed on the Nasdaq Capital Market (“Nasdaq”). To maintain that listing, we must satisfy Nasdaq’s continued listing requirements, including requirements relating to the minimum bid price of our common stock, the market value of our listed securities, stockholders’ equity, the market value of our publicly held shares, the number of publicly held shares and public holders, corporate governance and other matters. We cannot assure you that we will continue to satisfy all applicable Nasdaq continued listing requirements.

Under Nasdaq Listing Rule 5550(a)(2), the closing bid price of our common stock generally must be at least $1.00 per share. If the closing bid price is below $1.00 per share for 30 consecutive business days, Nasdaq may notify us that we no longer comply with the minimum bid-price requirement. Although Nasdaq’s rules may provide an eligible company with a compliance period in which to regain compliance, there can be no assurance that we would be eligible for any such period, that Nasdaq would grant us any additional time, or that we would regain or subsequently maintain compliance. Regaining compliance may require the closing bid price of our common stock to equal or exceed $1.00 per share for a specified number of consecutive business days, and Nasdaq may require a longer compliance period in its discretion.

Nasdaq has adopted a continued listing requirement that requires companies listed on the Nasdaq Capital Market to maintain a minimum market value of listed securities (“MVLS”) of at least $5 million. Under the rule, if a company’s MVLS remains below $5 million for 30 consecutive business days, Nasdaq may issue a Staff Delisting Determination without providing the company with the traditional cure or compliance period available for certain other listing deficiencies. The rule also provides for the suspension of trading in the company’s securities during the pendency of an appeal of the Staff Delisting Determination, subject to the applicable Nasdaq rules and procedures. Although the new MVLS rule has been stayed by the SEC, we cannot predict whether the SEC will affirm, modify or set aside the rule, whether Nasdaq will further amend the rule, or when or whether the rule will again become effective. The stay could be lifted with little advance notice, and the rule could become applicable to us in its current or a modified form. If the stay is lifted and the rule becomes operative in its current or a substantially similar form, and our MVLS subsequently remains below $5 million for the applicable measurement period, our common stock could be suspended from trading and delisted without a traditional cure period.

During the past two years, we have received deficiency letters from the Nasdaq Listing Qualifications Department notifying us that we were not in compliance with certain Nasdaq continued listing requirements. Although we addressed those deficiencies and regained compliance, our prior compliance does not provide assurance that we will maintain compliance in the future. We may receive additional deficiency or delisting notices, and any compliance period or exception available under Nasdaq’s rules may be insufficient for us to regain compliance. Nasdaq may also amend its listing standards, adopt more stringent standards or alter the remedies available to a company that fails to comply.

If Nasdaq delists our common stock from trading on its exchange, we could face significant material adverse consequences, including:

●	limited availability of market quotations for our common stock;
●	reduced liquidity with respect to our securities;
●	a determination that shares of our common stock constitute “penny stock,” which would require brokers trading in our shares to comply with more stringent rules and could result in a reduced level of trading activity in the secondary trading market for our shares;
●	a limited amount of news, securities-analyst and institutional-investor coverage;
●	increased price volatility and wider bid-and-ask spreads;
●	the possible loss of confidence by investors, employees, customers, suppliers and other business partners;
●	reduced ability of investors to dispose of their shares or obtain accurate quotations regarding the market value of our common stock; and
●	a decreased ability to issue additional common stock, use our securities as acquisition consideration or obtain additional financing in the future.

A delisting or trading suspension could also materially impair our ability to raise capital. We have incurred significant losses and may require additional capital to fund our operations, satisfy our obligations, execute our business strategy and continue as a going concern. Investors may be unwilling to purchase our securities if they are not listed on a national securities exchange, and any financing that remains available may involve substantially higher costs, more restrictive terms, significant discounts, warrant coverage, senior or secured securities, or substantial dilution to existing stockholders. Delisting could also impair our ability to use an effective registration statement, access at-the-market or other public equity programs, or satisfy exchange-related conditions in existing or future financing agreements.

The occurrence of any of these events could materially and adversely affect the value and liquidity of our common stock, our business, financial condition and results of operations, and our ability to continue as a going concern.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None that were not previously disclosed in a Current Report on Form 8-K.

Item 3. Default Upon Senior Securities.

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2026, there were no modifications, adoptions or terminations by any directors or officers to any contract, instruction or written plan for the purchase or sale of securities of the Company that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or non-Rule 10b5-1 trading agreements.

Item 6. Exhibits

Exhibit 3.1	Certificate of Amendment to Restated Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Form 8-K filed on June 9, 2026)

Exhibit 4.1	Form of Inducement Warrant (incorporated by reference from Exhibit 4.1 to Form 8-K filed on June 9, 2026)

Exhibit 4.1.1	Form of Amendment to June 2026 Inducement Warrants (filed herewith)

Exhibit 10.1	Form of Inducement Letter (incorporated by reference from Exhibit 10.1 to Form 8-K filed on June 9, 2026)

Exhibit 31.1	Section 302 Certification - Chief Executive Officer

Exhibit 31.2	Section 302 Certification - Chief Financial Officer

Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit 104	Cover Page Interactive Data File (formatted as Inline XBRL)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

22nd CENTURY GROUP, INC.

Date: August 14, 2026	/s/ Lawrence D. Firestone
Lawrence D. Firestone
Chief Executive Officer
(Principal Executive Officer and Authorized Officer)

Date: August 14, 2026	/s/ Daniel A. Otto
Daniel A. Otto
Chief Financial Officer
(Principal Accounting and Financial Officer)